Form 10-Q
period 2018-06-30
Wyndham Destinations, Inc.
filed 2018-08-09
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-32876
WYNDHAM DESTINATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0052541
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6277 Sea Harbor Drive	32821
Orlando, Florida	(Zip Code)
(Address of Principal Executive Offices)
(407) 626-5200
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
99,418,820 shares of common stock outstanding as of July 31, 2018.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the company as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent.

AOCI        Accumulated Other Comprehensive Income
Barclays        Barclays Bank PLC’s
Board        Board of Directors
Buyer        Compass IV Limited, and affiliate of Platinum Equity, LLC
Company        Wyndham Destinations, Inc. and its subsidiaries
EBITDA        Earnings Before Income Taxes and Depreciation/Amortization
EPS        Earnings Per Share
Exchange Act        Securities Exchange Act of 1934
FASB        Financial Accounting Standards Board
FICO        Fair Isaac Corporation
GAAP        Generally Accepted Accounting Principles in the United States
IRS        United States Internal Revenue Service
La Quinta        La Quinta Holdings Inc.
LIBOR        London Interbank Offered Rate
Moody’s        Moody’s Investors Service, Inc.
NM        Not meaningful
NQ        Non-Qualified stock options
PCAOB        Public Company Accounting Oversight Board
PSU        Performance-vested restricted Stock Units
RSU        Restricted Stock Unit
S&P        Standard & Poor’s Rating Services
SEC        Securities and Exchange Commission
SPE        Special Purpose Entity
SSAR        Stock-Settled Appreciation Rights
U.S.        United States of America
VIE        Variable Interest Entity
VOI         Vacation Ownership Interest
VPG        Volume Per Guest
WAAM        Wyndham Asset Affiliation Model
Wyndham Hotels        Wyndham Hotels & Resorts, Inc.
Wyndham Destinations    Wyndham Destinations, Inc.
Wyndham Worldwide        Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. (formerly Wyndham Worldwide Corporation) and subsidiaries (the "Company") as of June 30, 2018, the related condensed consolidated statements of income, comprehensive income and (deficit)/equity, for the three-month and six-month periods ended June 30, 2018 and 2017, and of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended prior to reclassification for the discontinued operations described in Note 6 (not presented herein) and prior to retrospective adjustment for a change in the Company's method of accounting for revenue from contracts with customers under Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers described in Note 2 (not presented herein); and in our report dated February 16, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 6 and Note 2 that were applied to reclassify and retrospectively adjust the December 31, 2017, consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2017.
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

/s/ Deloitte & Touche LLP
Tampa, FL
August 9, 2018

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues
Service and membership fees	$409	$401	$828	$810
Vacation ownership interest sales	462	446	820	796
Consumer financing	120	114	237	224
Other	16	17	29	30
Net revenues	1,007	978	1,914	1,860
Expenses
Operating	418	415	821	810
Cost of vacation ownership interests	47	38	78	75
Consumer financing interest	20	19	39	37
Marketing and reservation	155	140	286	258
General and administrative	133	153	286	304
Separation and related costs	133	—	163	—
Asset impairments	—	135	—	140
Restructuring	—	—	—	6
Depreciation and amortization	36	33	73	65
Total expenses	942	933	1,746	1,695
Operating income	65	45	168	165
Other (income), net	(5)	(3)	(11)	(3)
Interest expense	46	39	91	73
Interest (income)	(2)	(1)	(3)	(3)
Income before income taxes	26	10	91	98
Provision/(benefit) for income taxes	38	(4)	62	(2)
(Loss)/income from continuing operations	(12)	14	29	100
(Loss)/income from operations of discontinued businesses, net of income taxes	(42)	71	(49)	75
Income on disposal of discontinued businesses, net of income taxes	432	—	432	—
Net income	$378	$85	$412	$175

Basic (loss)/earnings per share
Continuing operations	$(0.12)	$0.13	$0.29	$0.95
Discontinued operations	3.90	0.69	3.83	0.72
	$3.78	$0.82	$4.12	$1.67
Diluted (loss)/earnings per share
Continuing operations	$(0.12)	$0.13	$0.29	$0.95
Discontinued operations	3.89	0.68	3.82	0.72
	$3.77	$0.81	$4.11	$1.67

Cash dividends declared per share	$0.41	$0.58	$1.07	$1.16

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$378	$85	$412	$175
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(33)	40	(19)	69
Unrealized gain on cash flow hedges	1	—	—	—
Defined benefit pension plans	3	—	4	—
Other comprehensive (loss)/income, net of tax	(29)	40	(15)	69
Comprehensive Income	$349	$125	$397	$244

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$155	$48
Trade receivables, net	206	195
Vacation ownership contract receivables, net	2,904	2,901
Inventory	1,243	1,249
Prepaid expenses	157	118
Property and equipment, net	764	822
Goodwill	940	911
Other intangibles, net	146	143
Other assets	560	499
Assets of discontinued operations	—	3,564
Total assets	$7,075	$10,450
Liabilities and (Deficit)/Equity
Accounts payable	$197	$232
Deferred income	592	559
Accrued expenses and other liabilities	1,031	847
Non-recourse vacation ownership debt	2,094	2,098
Debt	2,980	3,908
Deferred income taxes	701	613
Liabilities of discontinued operations	—	1,419
Total liabilities	7,595	9,676
Commitments and contingencies (Note 14)
Stockholders' (deficit)/equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 219,823,123 issued as of 2018 and 218,796,817 as of 2017	2	2
Treasury stock, at cost – 120,111,812 shares as of 2018 and 118,887,441 shares as of 2017	(5,837)	(5,719)
Additional paid-in capital	4,051	3,996
Retained earnings	1,285	2,501
Accumulated other comprehensive loss	(26)	(11)
Total stockholders’ (deficit)/equity	(525)	769
Noncontrolling interest	5	5
Total (deficit)/equity	(520)	774
Total liabilities and (deficit)/equity	$7,075	$10,450

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income	$412	$175
(Income)/loss from operations of discontinued businesses, net of income taxes	49	(75)
(Income) on disposal of discontinued businesses, net of income taxes	(432)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	65
Provision for loan losses	218	195
Deferred income taxes	74	21
Stock-based compensation	109	27
Asset impairments	9	140
Non-cash interest	8	11
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(28)	8
Vacation ownership contract receivables	(233)	(197)
Inventory	(64)	(53)
Deferred income	42	31
Accounts payable, accrued expenses, other assets and other liabilities	(144)	(117)
Net cash provided by operating activities - continuing operations	93	231
Net cash provided by operating activities - discontinued operations	212	431
Net cash provided by operating activities	305	662
Investing Activities
Property and equipment additions	(41)	(51)
Net assets acquired, net of cash acquired, and acquisition-related payments	(5)	(5)
Other, net	(6)	13
Cash used in investing activities - continuing operations	(52)	(43)
Cash used in investing activities - discontinued operations	(672)	(26)
Net cash used in investing activities	(724)	(69)
Financing Activities
Proceeds from non-recourse vacation ownership debt	924	820
Principal payments on non-recourse vacation ownership debt	(931)	(912)
Proceeds from debt	2,281	564
Principal payments on debt	(2,491)	(604)
Repayments of commercial paper, net	(147)	(72)
Proceeds from notes issued and term loan	300	694
Repayment/repurchase of notes	(789)	(300)
Repayments of vacation ownership inventory arrangement	(7)	(22)
Dividends to shareholders	(114)	(125)
Cash transferred to Wyndham Hotels at spin-off	(495)	—
Repurchase of common stock	(123)	(300)
Debt issuance costs	(9)	(7)
Net share settlement of incentive equity awards	(67)	(34)
Other, net	(2)	—
Cash used in financing activities - continuing operations	(1,670)	(298)
Cash provided by/(used in) financing activities - discontinued operations	2,066	(11)
Net cash provided by/(used in) financing activities	396	(309)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(6)	11
Net change in cash, cash equivalents and restricted cash	(29)	295
Cash, cash equivalents and restricted cash, beginning of period	416	333
Cash, cash equivalents and restricted cash, end of period	387	628
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	—	310
Cash, cash equivalents and restricted cash of continuing operations, end of period	$387	$318

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/ Income	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Net income	—	—	—	—	412	—	—	412
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(67)	—	—	—	(67)
Change in stock-based compensation	—	—	—	130	—	—	—	130
Change in stock-based compensation and impact of equity restructuring for Board of Directors	—	—	—	(8)	—	—	—	(8)
Repurchase of common stock	(1)	—	(118)	—	—	—	—	(118)
Dividends	—	—	—	—	(110)	—	—	(110)
Cumulative-effective adjustment	—	—	—	—	(19)	—	—	(19)
Spin-off of Wyndham Hotels	—		—		(1,499)	—		(1,499)
Balance as of June 30, 2018	100	$2	$(5,837)	$4,051	$1,285	$(26)	$5	$(520)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,886	$(106)	$4	$634
Net income	—	—	—	—	175	—	—	175
Other comprehensive income	—	—	—	—	—	69	—	69
Net share settlement of stock-based compensation	—	—	—	(34)	—	—	—	(34)
Change in stock-based compensation	—	—	—	31	—	—	—	31
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(300)	—	—	—	—	(300)
Dividends	—	—	—	—	(119)	—	—	(119)
Other	—	—	—	—	—	—	1	1
Balance as of June 30, 2017	103	$2	$(5,418)	$3,964	$1,942	$(37)	$5	$458

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Background and Basis of Presentation
Background
Wyndham Destinations, Inc., formerly known as Wyndham Worldwide Corporation, and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”) is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners.
On May 31, 2018, the Company completed the previously announced spin-off of its hotel business into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. In connection with the spin-off, the Company entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between the Company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities between the Company and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

On May 9, 2018, the Company completed the sale of its European vacation rentals business.

For all periods presented, the Company has classified the results of operations for its hotel business and its European vacation rentals business as discontinued operations. See further detail in Note 6—Discontinued Operations.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q include the accounts and transactions of Wyndham Destinations, as well as the entities in which Wyndham Destinations directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. In addition, certain prior period amounts have been reclassified to comply with newly adopted accounting standards. See further detail in Note 2—New Accounting Pronouncements.

The Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) in the second quarter of 2018. This change was prompted by the spin-off of Wyndham Hotels at which time the Company became predominantly a real-estate timeshare company. This presentation will conform to that of the Company’s peers within the timeshare industry. Both the December 31, 2017 and the June 30, 2018 Condensed Consolidated Balance Sheets have been presented in an unclassified format.

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
Recently Issued Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance for lease accounting. This guidance along with its subsequent corresponding updates requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. Progress continues with our implementation efforts, including the evaluation of the impact that adoption of this new guidance will have on our financial statements and disclosures. We expect that the new guidance for lease accounting will have a material effect on our consolidated balance sheets.
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
Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance allowing for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued guidance intended to simplify nonemployee share-based payment accounting. This new guidance will more closely align the accounting for share-based payment awards issued to employees and nonemployees. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the statement of financial position. The Company adopted the guidance on January 1, 2018 utilizing the full retrospective transition method. This new guidance had a minimal impact on the Company’s continuing operations.
The tables below summarize the impact of the adoption of the new revenue standard and reclassifications related to discontinued operations on the Company’s Condensed Consolidated Income Statements:

	Three Months Ended June 30, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment	Adjusted Balance
Service and membership fees	$653	$(247)	$(5)	$401
Vacation ownership interest sales	448	(1)	(1)	446
Franchise fees	177	(177)	—	—
Consumer financing	114	—	—	114
Other	87	(76)	6	17
Net revenues	1,479	(501)	—	978
Expenses
Operating	654	(230)	(9)	415
Cost of vacation ownership interests	38	—	—	38
Consumer financing interest	19	—	—	19
Marketing and reservation	231	(96)	5	140
General and administrative	191	(40)	2	153
Asset impairments	135	—	—	135
Depreciation and amortization	66	(33)	—	33
Total expenses	1,334	(399)	(2)	933
Operating income	145	(102)	2	45
Other (income), net	(3)	—	—	(3)
Interest expense	39	—	—	39
Interest (income)	(2)	1	—	(1)
Income before income taxes	111	(103)	2	10
Provision/(benefit) for income taxes	33	(38)	1	(4)
Income from continuing operations	78	(65)	1	14
Income from operations of discontinued businesses, net of income taxes	—	65	6	71
Net income	$78	$—	$7	$85

Basic earnings per share
Continuing operations	$0.75	$(0.63)	$0.01	$0.13
Discontinued operations	—	0.63	0.06	0.69
	$0.75	$—	$0.07	$0.82
Diluted earnings per share
Continuing operations	$0.75	$(0.62)	$—	$0.13
Discontinued operations	—	0.62	0.06	0.68
	$0.75	$—	$0.06	$0.81

*Excludes the impact of the new revenue standard.

	Six Months Ended June 30, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment	Adjusted Balance
Service and membership fees	$1,289	$(465)	$(14)	$810
Vacation ownership interest sales	798	—	(2)	796
Franchise fees	318	(318)	—	—
Consumer financing	224	—	—	224
Other	169	(149)	10	30
Net revenues	2,798	(932)	(6)	1,860
Expenses
Operating	1,254	(427)	(17)	810
Cost of vacation ownership interests	75	—	—	75
Consumer financing interest	37	—	—	37
Marketing and reservation	426	(176)	8	258
General and administrative	383	(83)	4	304
Asset impairments	140	—	—	140
Restructuring	7	(1)	—	6
Depreciation and amortization	128	(63)	—	65
Total expenses	2,450	(750)	(5)	1,695
Operating income	348	(182)	(1)	165
Other (income), net	(4)	1	—	(3)
Interest expense	73	—	—	73
Interest (income)	(4)	1	—	(3)
Income before income taxes	283	(184)	(1)	98
Provision/(benefit) for income taxes	64	(66)	—	(2)
Income from continuing operations	219	(118)	(1)	100
Income from operations of discontinued businesses, net of income taxes	—	118	(43)	75
Net income	$219	$—	$(44)	$175

Basic earnings per share
Continuing operations	$2.10	$(1.13)	$(0.02)	$0.95
Discontinued operations	—	1.13	(0.41)	0.72
	$2.10	$—	$(0.43)	$1.67
Diluted earnings per share
Continuing operations	$2.09	$(1.12)	$(0.02)	$0.95
Discontinued operations	—	1.12	(0.40)	0.72
	$2.09	$—	$(0.42)	$1.67

*Excludes the impact of the new revenue standard.

	Year Ended December 31, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment		Adjusted Balance
Service and membership fees	$1,895	$(269)	$(27)		$1,599
Vacation ownership interest sales	1,689	—	(5)		1,684
Franchise fees	695	(695)	—		—
Consumer financing	463	—	—		463
Other	334	(297)	23		60
Net revenues	5,076	(1,261)	(9)		3,806
Expenses
Operating	2,194	(523)	(35)		1,636
Cost of vacation ownership interests	150	—	—		150
Consumer financing interest	74	—	—		74
Marketing and reservation	773	(247)	20		546
General and administrative	648	(75)	7		580
Separation and related costs	51	(25)	—		26
Asset impairments	246	(41)	—		205
Restructuring	15	(1)	—		14
Depreciation and amortization	213	(77)	—		136
Total expenses	4,364	(989)	(8)		3,367
Operating income	712	(272)	(1)		439
Other (income), net	(27)	(1)	—		(28)
Interest expense	156	(1)	—		155
Interest (income)	(7)	1	—		(6)
Income before income taxes	590	(271)	(1)		318
(Benefit) from income taxes	(229)	(101)	2	(a)	(328)
Income from continuing operations	819	(170)	(3)		646
Income from operations of discontinued businesses, net of income taxes	53	170	(14)		209
Net income	872	—	(17)		855
Net income attributable to noncontrolling interest	(1)	—	—		(1)
Net income attributable to Wyndham Destinations shareholders	$871	$—	$(17)		$854

Basic earnings per share
Continuing operations	$7.94	$(1.65)	$(0.03)		$6.26
Discontinued operations	0.52	1.65	(0.14)		2.03
	$8.46	$—	$(0.17)		$8.29
Diluted earnings per share
Continuing operations	$7.89	$(1.64)	$(0.03)		$6.22
Discontinued operations	0.51	1.64	(0.14)		2.01
	$8.40	$—	$(0.17)		$8.23

*Excludes the impact of the new revenue standard.

(a)
Includes a $3 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act.

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Condensed Consolidated Balance Sheet:

	December 31, 2017
Assets	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment	Adjusted Balance
Cash and cash equivalents	$100	$(52)	$—	$48
Trade receivables, net	385	(194)	4	195
Vacation ownership contract receivables, net	2,901	—	—	2,901
Inventory	1,249	—	—	1,249
Prepaid expenses	144	(27)	1	118
Property and equipment, net	1,081	(259)	—	822
Goodwill	1,336	(425)	—	911
Other intangibles, net	1,084	(941)	—	143
Other assets	694	(217)	22	499
Assets of discontinued operations	1,429	2,115	20	3,564
Total assets	$10,403	$—	$47	$10,450
Liabilities and Equity
Accounts payable	$256	$(24)	$—	$232
Deferred income	657	(139)	41	559
Accrued expenses and other liabilities	1,094	(236)	(11)	847
Non-recourse vacation ownership debt	2,098	—	—	2,098
Debt	3,909	(1)	—	3,908
Deferred income taxes	790	(191)	14	613
Liabilities of discontinued operations	716	591	112	1,419
Total liabilities	9,520	—	156	9,676
Stockholders' equity
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 218,796,817 issued in 2017	2	—	—	2
Treasury stock, at cost – 118,887,441 shares in 2017	(5,719)	—	—	(5,719)
Additional paid-in capital	3,996	—	—	3,996
Retained earnings	2,609	—	(108)	2,501
Accumulated other comprehensive loss	(10)	—	(1)	(11)
Total stockholders’ equity	878	—	(109)	769
Noncontrolling interest	5	—	—	5
Total equity	883	—	(109)	774
Total liabilities and equity	$10,403	$—	$47	$10,450

*Excludes the impact of the new revenue standard.
In addition, the cumulative impact to the Company’s retained earnings at January 1, 2016, was a decrease of $90 million.
Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, which resulted in a cumulative-effect change to retained earnings of $19 million.

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
The table below summarizes the effects of the new statement of cash flows and restricted cash guidance on the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2017
Increase/(decrease):	Previously Reported Balance	Discontinued Operations	New Accounting Standard Adjustment	Adjusted Balance
Operating Activities	$663	$(431)	$(1)	$231
Investing Activities	(133)	26	64	(43)

	As of June 30, 2017
	Previously Reported Balance	Discontinued Operations	New Restricted Cash Standard Adjustment	Adjusted Balance
Cash, cash equivalents and restricted cash, beginning of period	$185	$—	$148	$333
Cash, cash equivalents and restricted cash, end of period	415	(310)	213	318

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that comprise the total of the cash, cash equivalents and restricted cash shown within the Condensed Consolidated Statements of Cash Flows:

June 30, 2018
Cash and cash equivalents	$155
Restricted cash included in other assets	232
Total cash, cash equivalents and restricted cash	$387

December 31, 2017
Cash and cash equivalents	$48
Restricted cash included in other assets	171
Cash, cash equivalents and restricted cash included in assets of discontinued operations	197
Total cash, cash equivalents and restricted cash	$416

3.	Revenue Recognition
Vacation Ownership

The Company develops, markets and sells VOIs to individual consumers, provides property management services at resorts and provides consumer financing in connection with the sale of VOIs. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired and the transaction price has been deemed to be collectible.

For developer-financed sales, the Company reduces the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. The Company’s estimates of uncollectible amounts are based largely on the results of the Company’s static pool analysis which relies on historical payment data by customer class.

In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company bifurcates the sale and allocates the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of 18 months or less and are recognized at a point in time upon transfer of control.

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

Exchange & Rentals

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to other travel-related products and services. Consideration paid by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

The Company’s vacation exchange brands also derive revenues from: (i) additional services, programs with affiliated resorts, club servicing and loyalty programs and (ii) additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, other related transaction or event.

The Company earns revenue from its RCI Elite Rewards co–branded credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability. The program primarily contains two performance obligations: (i) brand performance services, for which revenue is recognized over the contract term on a straight-line basis, and (ii) issuance and redemption of loyalty points, for which revenue is recognized over time based upon the redemption pattern of the loyalty points earned under the program including an estimate of loyalty points that will expire without redemption.

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

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of June 30, 2018 and December 31, 2017 are as follows:

Contract Liabilities	June 30, 2018	December 31, 2017
Deferred subscription revenue	$233	$229
Deferred VOI trial package revenue	110	108
Deferred VOI incentive revenue	98	102
Deferred exchange-related revenue	60	63
Deferred vacation rental revenue	62	38
Deferred co-branded credit card programs revenue	14	13
Deferred other revenue	15	3
Total	$592	$556

In the Company’s vacation ownership business, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within one year of purchase. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within one year of the VOI sale.

Within the Company’s vacation exchange business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s vacation exchange programs which are recognized in future periods. Deferred exchange-related revenue primarily represent payments received in advance from members for the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and for other leisure-related services and products which are generally recognized as revenue within one year. In the Company's vacation rentals business, deferred vacation rental revenue represent billings and payments received in advance of a customer’s rental stay which are generally recognized as revenue within one year.

Capitalized Contract Costs

The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of June 30, 2018 and December 31, 2017, these capitalized costs were $42 million and $44 million, respectively, and are included within other assets on the Condense Consolidated Balance Sheet.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2018 and December 31, 2017, these capitalized costs were $22 million and $9 million, respectively.

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

	7/1/2018- 6/30/2019	7/1/2019- 6/30/2020	7/1/2020- 6/30/2021	Thereafter	Total
Subscription revenue	$130	$55	$27	$21	$233
VOI trial package revenue	110	—	—	—	110
VOI incentive revenue	98	—	—	—	98
Exchange-related revenue	54	4	1	1	60
Vacation rental revenue	62	—	—	—	62
Co-branded credit card programs revenue	6	4	2	2	14
Other revenue	15	—	—	—	15
Total	$475	$63	$30	$24	$592

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vacation Ownership
Vacation ownership interest sales	$462	$446	$820	$796
Property management fees and reimbursable revenues	162	164	325	327
Consumer financing	120	114	237	224
Wyndham Asset Affiliation Model (“WAAM”) fee-for-service commissions	10	4	20	7
Ancillary revenues	16	17	29	30
Total Vacation Ownership	770	745	1,431	1,384

Exchange & Rentals
Exchange revenues	166	165	354	352
Vacation rental revenues	47	46	85	84
Ancillary revenues	25	23	45	41
Total Exchange & Rentals	238	234	484	477

Corporate and Other
Eliminations	(1)	(1)	(1)	(1)

Net Revenues	$1,007	$978	$1,914	$1,860

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Loss)/income from continuing operations	$(12)	$14	$29	$100
(Loss)/income from operations of discontinued businesses, net of income taxes	(42)	71	(49)	75
Income on disposal of discontinued businesses, net of income taxes	432	—	432	—
Net income attributable to Wyndham Destinations shareholders	$378	$85	$412	$175

Basic (loss)/earnings per share
Continuing operations	$(0.12)	$0.13	$0.29	$0.95
Discontinued operations	3.90	0.69	3.83	0.72
	$3.78	$0.82	$4.12	$1.67
Diluted (loss)/earnings per share
Continuing operations(a)	$(0.12)	$0.13	$0.29	$0.95
Discontinued operations	3.89	0.68	3.82	0.72
	$3.77	$0.81	$4.11	$1.67

Basic weighted average shares outstanding	100.0	103.8	100.1	104.5
Stock-settled appreciation rights (“SSARs”), RSUs (b) and PSUs (c)	0.3	0.6	0.3	0.6
Diluted weighted average shares outstanding (d)	100.3	104.4	100.4	105.1

Dividends:
Aggregate dividends paid to shareholders	$44	$60	$114	$125

(a)
For the three months ended June 30, 2018, the dilutive impacts of SSARS, RSUs and PSUs were excluded from the diluted EPS calculation for continuing operations as their impact would have been anti-dilutive given the Company’s loss from continuing operations.

(b)
Excludes 0.2 million restricted stock units (“RSUs”) for the three months ended June 30, 2018 that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture. The number of anti-dilutive RSUs for the six months ended June 30, 2018 and the three and six months ended June 30, 2017 were immaterial.

(c)
Excludes 0.7 million and 0.6 million performance-vested restricted stock units (“PSUs”) for the three and six months ended June 30, 2017, as the Company had not met the required performance metrics. As a result of the spin-off of the hotel business, the Company accelerated the vesting of PSUs. There were no outstanding PSUs as of June 30, 2018.

(d)	Excludes 0.3 million and 0.1 million outstanding stock awards for the three and six months ended June 30, 2018 that would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares Repurchased	Cost	Average Price Per Share
As of December 31, 2017	94.4	$4,938	$52.32
For the six months ended June 30, 2018	1.2	118	96.18
As of June 30, 2018	95.6	$5,056	$52.88

The Company had $1 billion of remaining availability under its program as of June 30, 2018.

5.	Acquisitions
In January 2018, the Company entered into an agreement with La Quinta Holdings Inc. (“La Quinta”) to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn as of June 30, 2018. This acquisition closed on May 30, 2018, prior to the hotel business spin-off. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

6.	Discontinued Operations
On May 9, 2018, the Company completed the previously announced sale of its European vacation rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC, and received net proceeds of $1.03 billion, which resulted in an after-tax gain of $432 million, net of $159 million in taxes. The after-tax gain factors in reductions for the impact of the estimated fair value of guarantees and other indemnities totaling $87 million, of which $41 million was provided by Wyndham Hotels, and a $53 million escrow deposit made by the Company in connection with post-closing credit support as discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. The transaction is subject to customary adjustments for cash, debt and working capital.

On May 31, 2018, the Company completed the spin-off of its hotel business. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. This spin-off included the newly-acquired La Quinta businesses as discussed in Note 5—Acquisitions. In addition, in the second quarter the Company sold its Knights Inn brand and franchise system for $27 million, resulting in a $23 million gain.

For all periods presented, the Company has classified the results of operations for its hotel business and the European vacation rentals business as discontinued operations in the Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows. All results and information presented exclude these discontinued businesses unless otherwise noted. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued and will not continue to be recognized on an ongoing basis. Discontinued operations exclude the allocation of corporate overhead and interest. Discontinued operations included $72 million and $93 million of separation and related costs during the three and six months ended June 30, 2018, respectively.

Prior to the spin-off of the hotel business, the Company had three reportable segments: Vacation Ownership, Destination Network and Hotel Group. Prior to its classification as a discontinued operation, the European vacation rentals business was part of the Destination Network segment and the hotel business comprised the Hotel Group segment. Following the spin-off of the hotel business, the Company changed the structure of its internal organization which caused the composition of its reportable segments to change. The Company now has two reportable segments: Vacation Ownership and Exchange & Rentals as discussed in Note 17—Segment Information.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities from discontinued operations:

December 31, 2017
Assets
Cash and cash equivalents	$184
Trade receivables, net	493
Property and equipment, net	609
Goodwill	855
Other intangibles, net	1,059
Other assets	364
Total assets of discontinued operations	$3,564
Liabilities
Accounts payable	$358
Deferred income	436
Accrued expenses and other liabilities	556
Debt	69
Total liabilities of discontinued operations	$1,419

The results of our discontinued businesses reflect the adoption of the new revenue recognition standard. Under this standard, initial fees were recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs were deferred and expensed over the life of the noncancelable period of the franchise agreement. Revenue from rentals was recognized over the renters’ stay, which is the period over which the service is rendered. Loyalty revenues were deferred and primarily recognized over the loyalty points’ redemption pattern. Additionally, a liability is no longer accrued for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned were expensed as incurred.

The following table below presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$311	$507	$720	$876
Expenses:
Operating	150	218	340	394
Marketing and reservation	86	107	200	213
General and administrative	34	40	89	80
Separation and related costs	72	—	93	—
Depreciation and amortization	18	32	52	63
Total expenses	360	397	774	750
Other (income), net	2	—	—	(2)
Provision/(benefit) for income taxes	(9)	39	(5)	53
Income/(loss) from operations of discontinued businesses, net of income taxes	(42)	71	(49)	75
Income on disposal of discontinued businesses, net of income taxes	432	—	432	—
Income on discontinued operations, net of income taxes	$390	$71	$383	$75

The following table presents information regarding certain components of cash flows from discontinued operations:

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$212	$431
Cash flows used in investing activities	(672)	(26)
Cash flows provided by/(used in) financing activities	2,066	(11)

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	197	—
Depreciation and amortization	52	63
Stock-based compensation	22	5
Deferred income taxes	(23)	(4)

Property and equipment additions	(38)	(31)
Net assets of business acquired, net of cash acquired	(1,695)	(2)
Proceeds from sale of businesses and asset sales	1,052	8

7.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of:

	June 30, 2018	December 31, 2017
Vacation ownership contract receivables:
Securitized	$2,509	$2,553
Non-securitized	1,100	1,039
Vacation ownership contract receivables, gross	3,609	3,592
Less: Allowance for loan losses	705	691
Vacation ownership contract receivables, net	$2,904	$2,901

The Company’s securitized vacation ownership contract receivables generated interest income of $89 million and $175 million during the three and six months ended June 30, 2018, respectively, and $83 million and $166 million during the three and six months ended June 30, 2017, respectively. Such interest income is included within consumer financing revenue on the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2018 and 2017, the Company originated vacation ownership contract receivables of $686 million and $640 million, respectively, and received principal collections of $453 million and $443 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.0% and 13.9% as of June 30, 2018 and December 31, 2017, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	218
Contract receivables write-offs, net	(204)
Allowance for loan losses as of June 30, 2018	$705

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	195
Contract receivables write-offs, net	(173)
Allowance for loan losses as of June 30, 2017	$643
In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $126 million and $218 million as a reduction of net revenues during the three and six months ended June 30, 2018, respectively, and $110 million and $195 million for the three and six months ended June 30, 2017, respectively.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,883	$1,019	$174	$136	$254	$3,466
31 - 60 days	17	24	16	5	2	64
61 - 90 days	10	14	11	3	1	39
91 - 120 days	10	13	13	3	1	40
Total	$1,920	$1,070	$214	$147	$258	$3,609

	As of December 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,849	$1,021	$166	$133	$262	$3,431
31 - 60 days	19	32	17	5	2	75
61 - 90 days	9	18	13	3	1	44
91 - 120 days	9	16	15	2	—	42
Total	$1,886	$1,087	$211	$143	$265	$3,592
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

8.	Inventory
Inventory consisted of:

	June 30, 2018	December 31, 2017
Land held for VOI development	$4	$4
VOI construction in process	31	25
Inventory sold subject to repurchase	39	43
Completed VOI inventory	829	841
Estimated VOI recoveries	282	279
Exchange & Rentals vacation credits and other	58	57
Total inventory	$1,243	$1,249

During the six months ended June 30, 2018, the Company transferred $35 million of VOI inventory to property and equipment; and during the six months ended June 30, 2017, the Company transferred $28 million from property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $7 million and $6 million of inventory accruals included within accounts payable on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Saint Thomas (*)	Austin	Total
December 31, 2016	$32	$68	$98	$—	$198
Purchases	—	10	22	93	125
Payments	(11)	(15)	(39)	(32)	(97)
June 30, 2017	$21	$63	$81	$61	$226

December 31, 2017	$22	$60	$—	$62	$144
Purchases	—	11	—	—	11
Payments	(11)	(16)	—	(31)	(58)
June 30, 2018	$11	$55	$—	$31	$97

Reported in December 2017:
Accrued expenses and other liabilities	$22	$60	$—	$62	$144
Total inventory obligations	$22	$60	$—	$62	$144

Reported in June 2018:
Accrued expenses and other liabilities	$11	$55	$—	$31	$97
Total inventory obligations	$11	$55	$—	$31	$97

(*) As a result of consolidating the Saint Thomas special purpose entity (“SPE”) in the fourth quarter of 2017, the inventory obligation is presented within other debt on the Condensed Consolidated Balance Sheet.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $122 million as of June 30, 2018.

9.	Debt
The Company’s indebtedness consisted of:

	June 30, 2018	December 31, 2017
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,226	$1,219
$800 million bank conduit facility (due April 2020) (c)	343	333
$750 million bank conduit facility (due January 2019) (d)	525	546
Total	$2,094	$2,098

Debt: (e)
$1.5 billion revolving credit facility (due July 2020)(f)	$—	$395
$1.0 billion secured revolving credit facility (due May 2023)(g)	243	—
Commercial paper(h)	—	147
$325 million term loan (due March 2021)(f)	—	324
$300 million secured term loan B (due May 2025)	297	—
$450 million 2.50% senior unsecured notes (due March 2018) (i)	—	450
$40 million 7.375% secured notes (due March 2020) (j)	40	40
$250 million 5.625% secured notes (due March 2021) (j)	249	248
$650 million 4.25% secured notes (due March 2022) (j) (k)	649	648
$400 million 3.90% secured notes (due March 2023) (j) (l)	405	406
$300 million 4.15% secured notes (due April 2024) (j)	297	297
$350 million 5.10% secured notes (due October 2025) (j) (m)	340	340
$400 million 4.50% secured notes (due April 2027) (j) (n)	381	396
Capital leases (o)	4	72
Other	75	145
Total	$2,980	$3,908

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (SPEs), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.64 billion and $2.68 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of June 30, 2018 and December 31, 2017, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $13 million and $15 million as of June 30, 2018 and December 31, 2017, respectively.

(c)
The Company has borrowing capability under the Sierra Receivable Funding Conduit II 2008-A facility through April 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than May 2021.

(d)
The Company has borrowing capability under the Sierra Receivable Funding Conduit III 2017-A facility through January 2019. Outstanding borrowings under this facility as of January 2019 are required to be repaid as the collateralized receivables amortize but not later than January 2020.

(e)
The carrying amounts of the secured notes and term loans are net of unamortized discounts of $12 million and $14 million as of June 30, 2018 and December 31, 2017, respectively. The carrying amounts of the secured notes and term loans are net of debt financing costs of $7 million and $5 million as of June 30, 2018 and December 31, 2017, respectively.

(f)	In connection with the hotel spin-off and entry into new credit facilities, the credit facility and term loan were terminated effective May 31, 2018.

(g)	As of June 30, 2018, the weighted average interest rate on borrowings from this facility was 4.66%.

(h)	The Company’s European and U.S. commercial paper programs were terminated effective Q1 and Q2 2018, respectively.

(i)	The Company repaid this loan in 2018.

(j)
These notes were previously unsecured; however, with the issuance of the $1.0 billion revolving credit facility and the $300 million term loan B, these notes are now secured by assets and properties as identified in the related security agreement.

(k)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of June 30, 2018 and December 31, 2017, respectively.

(l)	Includes $7 million and $8 million of unamortized gains from the settlement of a derivative as of June 30, 2018 and December 31, 2017, respectively.

(m)	Includes $7 million and $8 million of unamortized losses from the settlement of a derivative as of June 30, 2018 and December 31, 2017, respectively.

(n)	Includes a $15 million decrease and $1 million increase in the carrying value resulting from a fair value hedge derivative as of June 30, 2018 and December 31, 2017, respectively.

(o)
Decrease is related to conveyance of the lease for Wyndham Worldwide headquarters to Wyndham Hotels as part of the spin-off. Refer to Note 21—Transactions with Former Parent and Former Subsidiaries for additional detail.

New Credit Agreement

On May 31, 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for new senior secured credit facilities in the amount of $1.3 billion, consisting of secured term loan B of $300 million maturing in 2025 and a new revolving facility of $1.0 billion maturing in 2023. The interest rate per annum applicable to the term loan B is equal to, at the Company’s option, either a base rate (currently 5.00%) plus a margin of 1.25% or LIBOR (Eurocurrency Rate) plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the new revolving credit facility is equal to, at the Company’s option, either a base rate (currently 5.00%) plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Wyndham Destinations and its restricted subsidiaries. The LIBOR rate with respect to either term loan B or revolving credit facility borrowings are not subject to a minimum rate.

In connection with the new credit agreement, the Company entered into a security agreement with Bank of America, N.A., as collateral agent, as defined in the security agreement, for the secured parties. The security agreement granted a security interest in the collateral of the Company and added the holders of Wyndham Destinations’ outstanding 7.375% notes due 2020, 5.625% notes due 2021, 4.25% notes due 2022, 3.90% notes due 2023, 4.15% notes due 2024, 5.10% notes due 2025 and 4.50% notes due 2027, as “secured parties,” as defined in the security agreement, that share equally and ratably in the collateral owned by the Company for so long as indebtedness under the credit agreement is secured by such collateral.

Separation and Related Debt Activity

In connection with the spin-off and the entry into the credit facilities described above, on May 31, 2018, the Company used net proceeds from the secured term loan B and $220 million of borrowings under the new $1.0 billion revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020.  In addition, effective May 31, 2018, the Company terminated the $1.5 billion revolving credit facility maturing in 2020, the $400 million 364-day credit facility maturing in 2018 and the $325 million term loan maturing in 2021.

In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the hotel business spin-off. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt remained debt of Wyndham Hotels for which we are not liable.

Following the spin-off, the Company’s corporate notes were downgraded by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). Pursuant to the terms of the indentures governing the Company’s 4.15% Notes due 2024 (the “2024 Notes”), 5.10% Notes due 2025 (the “2025 Notes”), and 4.50% Notes due 2027 (the “2027 Notes”), as a result of such notes being downgraded by S&P and Moody’s following the consummation of the spin-off, effective from October 1, 2018, the interest rate on the 2024 Notes, 2025 Notes and the 2027 Notes will be increased to 5.40%, 6.35% and 5.75% per annum, respectively. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by S&P, Moody’s or a substitute rating agency.

Sierra Timeshare Conduit Renewal

On April 6, 2018, the Company renewed its securitized timeshare receivables conduit facility for a two-year period through April 2020 and increased the capacity to $800 million. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than May 2021.

Sierra Timeshare 2018-1 Receivables Funding, LLC

On April 18, 2018, the Company closed on a private placement of a series of term notes payable, issued by Sierra Timeshare 2018-1 Receivables Fundings, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.73%. The advance rate for this transaction was 90.00%.

Commercial Paper
The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018, respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million, respectively. As of June 30, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34% under its U.S. commercial paper program.

Fair Value Hedges

During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rate on these notes was effectively modified to a variable LIBOR-based index. As of June 30, 2018, the variable interest rate on the notional portion of the 4.50% senior unsecured notes was 4.27%.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Condensed Consolidated Statements of Income. The Company has $8 million and $9 million of deferred gains as of June 30, 2018 and December 31, 2017 which are included within debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2018 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$229	$79	$308
Between 1 and 2 years	621	45	666
Between 2 and 3 years	408	252	660
Between 3 and 4 years	148	652	800
Between 4 and 5 years	160	651	811
Thereafter	528	1,301	1,829
	$2,094	$2,980	$5,074

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2018, available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total Capacity	$1,550	$1,000
Less: Outstanding Borrowings	868	243
Letters of credit	—	36
Available Capacity	$682	$721

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A and Sierra Receivable Funding Conduit III 2017-A facilities. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion revolving credit facilities.

Debt Covenants
The revolving credit facilities and term loan are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2018, our interest coverage ratio was 5.9 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2018, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse term securitizations and bank conduit facilities contain certain tests based on default, delinquency and overcollateralization rates of the loan pool that collateralizes such non-recourse financing. If a loan pool is not in compliance with those tests, the cash flows form that loan pool will be retained as extra collateral for such financing or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2018, all of our loan pools were in compliance with the applicable tests.

Interest Expense
During the three and six months ended June 30, 2018, the Company incurred interest expense of $46 million and $91 million, respectively, on debt excluding non-recourse vacation ownership debt, partially offset by less than $1 million and $1 million of capitalized interest, respectively. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $90 million during the six months ended June 30, 2018.

During the three and six months ended June 30, 2017, the Company incurred interest expense of $39 million and $73 million, respectively, on debt excluding non-recourse vacation ownership debt, partially offset by less than $1 million and $1 million of capitalized interest. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $69 million during the six months ended June 30, 2017.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt during the three and six months ended June 30, 2018 was $20 million and $39 million, respectively, and $19 million and $37 million during the three and six months ended June 30, 2017, respectively, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $25 million for the six months ended June 30, 2018 and 2017.

10.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, guarantees, special purpose entities (“SPEs”) and equity investments, to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2018	December 31, 2017
Securitized contract receivables, gross (a)	$2,509	$2,553
Securitized restricted cash (b)	114	106
Interest receivables on securitized contract receivables (c)	20	22
Other assets (d)	5	4
Total SPE assets	2,648	2,685
Non-recourse term notes (e) (f)	1,226	1,219
Non-recourse conduit facilities (e)	868	879
Other liabilities (g)	2	2
Total SPE liabilities	2,096	2,100
SPE assets in excess of SPE liabilities	$552	$585

(a)	Included in vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in other assets on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $13 million and $15 million as of June 30, 2018 and December 31, 2017, respectively, related to non-recourse debt

(g)	Primarily includes accrued interest on non-recourse debt, which is included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.10 billion and $1.04 billion as of June 30, 2018 and December 31, 2017, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of non-recourse liabilities and the allowance for loan losses, is as follows:

	June 30, 2018	December 31, 2017
SPE assets in excess of SPE liabilities	$552	$585
Non-securitized contract receivables	1,100	1,039
Less: Allowance for loan losses	705	691
Total, net	$947	$933

In addition to restricted cash related to securitizations, the Company had $119 million and $65 million of restricted cash related to escrow deposits as of June 30, 2018 and December 31, 2017, respectively, which are recorded within other assets on the Condensed Consolidated Balance Sheets.

Clearwater, FL Property
During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay its mortgage notes related to the property. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated $51 million of both property and equipment and other debt on its Condensed Consolidated Balance Sheet.

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

During the fourth quarter of 2017, the Company became the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of property and equipment and $104 million of debt on its Condensed Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value.

The assets and liabilities of the Clearwater, FL Property and Saint Thomas Property SPEs are as follows:

	June 30, 2018	December 31, 2017
Property and equipment, net	$55	$90
Total SPE assets	55	90
Accrued expenses and other liabilities	1	—
Debt (a)	75	131
Total SPE liabilities	76	131
SPE deficit	$(21)	$(41)

(a)	Included $75 million and $131 million relating to mortgage notes, which were included in Debt on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 and 2017, the SPE conveyed $17 million and $30 million, respectively, of property and equipment to the Company.

11.	Fair Value
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

As of June 30, 2018, the Company had interest rate swap contracts resulting in $17 million of liabilities which are included within other liabilities and foreign exchange contracts resulting in $1 million of assets which are included within other assets on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,904	$3,517	$2,901	$3,489
Debt
Total debt	$5,074	$5,057	$6,006	$6,084

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

The Company estimates the fair value of its non-recourse vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its senior notes using quoted market prices (such senior notes are not actively traded).

12.	Derivative Instruments and Hedging Activities
Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollars, Brazilian real, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, forecasted earnings of foreign subsidiaries and intercompany borrowings that are denominated in currencies other than the Company’s underlying functional currency.

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in $10 million and $1 million of gains during the three months ended June 30, 2018 and 2017, respectively. The freestanding foreign currency contracts resulted in $3 million and $2 million of gains during the six months ended June 30, 2018 and 2017, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCI to earnings over the next 12 months is not material.

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

Losses on derivatives recognized in AOCI for the three and six months ended June 30, 2018 and 2017 were not material.

13.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rate increased from (40.0)% during the three months ended June 30, 2017 to 146.2% during the three months ended June 30, 2018 primarily due to (i) the absence of the tax benefit recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 (ii) the absence of a tax benefit on non-cash impairment charges primarily related to the write-down of undeveloped VOI land (iii) non-cash state tax charges associated with the separation of the hotel business partially offset by (iv) tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company’s effective tax rate increased from (2.0)% during the six months ended June 30, 2017 to 68.1% during the six months ended June 30, 2018 primarily due to (i) the absence of tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 (ii) non-cash state tax charges associated with the separation of the hotel business (iii) non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018 partially offset by (iv) tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company made cash income tax payments, net of refunds, of $92 million and $142 million during the six months ended June 30, 2018 and 2017, respectively. In addition, the Company made cash income tax payments, net of refunds, of $10 million and $13 million during the six months ended June 30, 2018 and 2017, respectively, related to discontinued operations.

The Company has not made any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded for 2017 during this quarter, because none of its estimates have changed from year-end. However, the Company is continuing to gather additional information to complete its accounting by no later than December 31, 2018.

14.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business.

Wyndham Destinations Litigation
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its exchange & rentals business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $13 million and $25 million as of June 30, 2018 and December 31, 2017, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $48 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party (see Note 8—Inventory).

In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company was required to maintain an investment-grade credit rating from at least one rating agency. As a result of the spin-off of Wyndham Hotels, the Company failed to maintain an investment-grade credit rating with at least one rating agency, which triggered a default. The Company agreed to pay $8 million in fees in lieu of posting collateral in favor of the development partner in an amount equal to the remaining obligations under the agreements.

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 21—Transactions with Former Parent and Former Subsidiaries.

15.	Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(1)	$(6)	$(103)
Other comprehensive income before reclassifications	(44)	—	—	(44)
Amount reclassified to earnings	24	—	6	30
Balance, June 30, 2018	$(116)	$(1)	$—	$(117)

Tax
Balance, December 31, 2017	$89	$1	$2	$92
Other comprehensive income before reclassifications	1	—	—	1
Amount reclassified to earnings	—	—	(2)	(2)
Balance, June 30, 2018	$90	$1	$—	$91

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive income before reclassifications	(43)	—	—	(43)
Amount reclassified to earnings	24	—	4	28
Balance, June 30, 2018	$(26)	$—	$—	$(26)

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2016	$(218)	$—	$(7)	$(225)
Other comprehensive income	77	—	—	77
Balance, June 30, 2017	$(141)	$—	$(7)	$(148)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Other comprehensive income	(8)	—	—	(8)
Balance, June 30, 2017	$108	$1	$2	$111

Net of Tax
Balance, December 31, 2016	$(102)	$1	$(5)	$(106)
Other comprehensive income	69	—	—	69
Balance, June 30, 2017	$(33)	$1	$(5)	$(37)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of accumulated other comprehensive loss are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation adjustments, net
Income on disposal of discontinued businesses, net of income taxes	(24)	—	(24)	—
Net Income (loss)	(24)	—	(24)	—

Defined benefit pension plans, net
Income on disposal of discontinued businesses, net of income taxes	(4)	—	(4)	—
Net Income (loss)	(4)	—	(4)	—

16.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options “NQs” and other stock-based awards to key employees, non-employee directors, advisors and consultants.

In June 2018, the Company replaced the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended, with the Wyndham Destinations 2018 Equity and Incentive Plan. Under the new plan, a maximum of 15.7 million shares of common stock may be awarded.

Incentive Equity Awards Granted by the Company
In connection with the spin-off of Wyndham Hotels the Company accelerated vesting of all Wyndham Worldwide Corporation RSUs granted through the year ended December 31, 2017. RSUs held by Wyndham Hotel employees were immediately accelerated on date of spin-off and RSUs held by Wyndham Destination employees will vest on November 30, 2018.

During the three months ended June 30, 2018, the Company granted incentive equity awards to key employees and senior officers totaling $36 million in the form of RSUs and $7 million in the form of stock options. The awarded RSUs and stock options will vest ratably over a period of 48 months. Additionally, during the three months ended March 31, 2018, the Company granted incentive equity awards totaling $22 million to key employees and senior officers in the form of RSUs. These RSUs will vest ratably over a period of 16 months.

The activity related to incentive equity awards granted by the Company for the six months ended June 30, 2018 consisted of the following:

	Balance at December 31, 2017	Effect of Spin-off (a)	Granted	Vested/Exercised		Balance at June 30, 2018
RSUs
Number of RSUs	1.6	1.8	0.9	(3.0)	(e)	1.3	(b)
Weighted Average Grant Price	$81.18	NM	$72.47	$69.73		$57.58

PSUs
Number of PSUs	0.7	0.3	—	(1.0)		—	(c)
Weighted Average Grant Price	$81.77	NM	$—	$61.80		$—

SSARs
Number of SSARs	0.2	0.2	—	—		0.4	(d)
Weighted Average Grant Price	$77.40	$—	$—	$—		$38.70

NQs
Number of NQs	—	—	0.8	—		0.8
Weighted Average Grant Price	$—	$—	$48.71	$—		$48.71

NM- Not meaningful

(a)	Impact of equity restructuring in connection with the spin-off of Wyndham Hotels.

(b)	Aggregate unrecognized compensation expense related to RSUs was $68 million as of June 30, 2018, which is expected to be recognized over a weighted average period of 3.3 years.

(c)	As a result of the hotel spin-off the Company accelerated the vesting of all PSUs, therefore there was no unrecognized compensation expense as of June 30, 2018.

(d)	There were 0.4 million SSARs that were exercisable as of June 30, 2018. There was no unrecognized compensation expense related to SSARs as of June 30, 2018 as all SSARs were vested.

(e)	Primarily reflects accelerated vesting in connection with the spin-off of Wyndham Hotels.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $109 million, $130 million, $15 million and $30 million during the three and six months ended June 30, 2018 and 2017, respectively, related to incentive equity awards granted to key employees and senior officers. The Company also recorded stock-based compensation expense for non-employee directors of $1 million and less than $1 million during the three months ended June 30, 2018 and 2017, respectively, and $1 million during the six months ended June 30, 2018 and 2017. For the three and six months ended June 30, 2018, $15 million of this expense has been classified within discontinued operations in the Condensed Consolidated Statements of Income. Stock-based compensation expense for the three and six months ended June 30, 2018 included $87 million, and $92 million of expense related to the modification of certain grants to accelerate vesting in connection with the separation, which expense has been classified in the Condensed Consolidated Statement of Income within separation and related costs in continuing operations. The Company estimates that it will recognize an additional $15 million of stock-based compensation expense related to these modifications during the second half of 2018. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during the six months ended June 30, 2017.

The Company paid $67 million and $34 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2018 and 2017, respectively. Such amounts are included within financing activities on the Condensed Consolidated Statements of Cash Flows.

17.	Segment Information
As a result of the hotel spin-off, the Company now has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. The reportable segments presented below represent the

Company’s operating segments for which discrete financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company has updated its segment reporting this quarter to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the spin-off of Wyndham Hotels and the sale of the European vacation rental business, management will base their performance review of the reportable segments on net revenues and Adjusted EBITDA. Adjusted EBITDA is defined by the Company as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Revenues	2018	2017	2018	2017
Vacation Ownership	$770	$745	$1,431	$1,384
Exchange & Rentals	238	234	484	477
Total Reportable Segments	1,008	979	1,915	1,861
Corporate and Other (a)	(1)	(1)	(1)	(1)
Total Company	$1,007	$978	$1,914	$1,860

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$378	$85	$412	$175
Loss/(income) from operations of discontinued businesses, net of income taxes	42	(71)	49	(75)
(Income) on disposal of discontinued businesses, net of income taxes	(432)	—	(432)	—
Provision/(benefit) for income taxes	38	(4)	62	(2)
Depreciation and amortization	36	33	73	65
Interest expense	46	39	91	73
Interest (income)	(2)	(1)	(3)	(3)
Separation and related costs (b)	133	—	163	—
Restructuring	—	—	—	6
Asset impairments	—	135	—	140
Stock-based compensation	4	11	17	25
Adjusted EBITDA	$243	$227	$432	$404

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2018	2017	2018	2017
Vacation Ownership	$194	$185	$327	$311
Exchange & Rentals	70	65	149	142
Total Reportable Segments	264	250	476	453
Corporate and Other (a)	(21)	(23)	(44)	(49)
Total Company	$243	$227	$432	$404

(a)	Includes the elimination of transactions between segments

(b)	Includes $87 million and $92 million of stock based compensation expenses for the three and six months ended June 30, 2018.

Segment Assets (a)	June 30, 2018	December 31, 2017
Vacation Ownership	$5,298	$5,246
Exchange & Rentals	1,632	1,472
Total Reportable Segments	6,930	6,718
Corporate and Other	145	168
Total Company	$7,075	$6,886

(a)	Excludes investment in consolidated subs.

18.	Separation-Related and Transaction-Related Costs

On May 31, 2018, the Company completed the spin-off of its hotel business. This transaction resulted in operations being held by two separate, publicly traded companies as discussed in Note 1—Background and Basis of Presentation. Prior to the spin-off, the Company completed the sale of its European vacation rentals business.

During the three and six months ended June 30, 2018, the Company incurred $133 million and $163 million of expenses, respectively, in connection with the spin-off of the hotel business which are reflected within continuing operations and include related costs of the spin-off, of which $132 million and $161 million were related to stock compensation modification expense, severance and other employee costs offset in part by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during the three and six months ended June 30, 2018, the Company incurred $72 million and $93 million of expenses, respectively, in connection with the hotel spin-off and $8 million and $19 million, respectively, related to the European vacation rentals business. These expenses are reflected within discontinued operations and include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

19.	Restructuring
2017 Restructuring Plans

During 2017, the Company recorded $14 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at its Exchange & Rentals segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, and (ii) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions. During 2018, the Company reduced its restructuring liability with $3 million of cash payments. The remaining liability of $1 million, as of June 30, 2018, is expected to be paid by the end of 2018.

The Company has additional restructuring plans which were implemented prior to 2017. The remaining liabilities of $1 million as of June 30, 2018, all of which is related to leased facilities, are expected to be paid through 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2017	Cash Payments	June 30, 2018
Personnel-related	$4	$(3)	$1
Facility-related	1	—	1
	$5	$(3)	$2

20. Impairments

During May 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with such review, the Company updated its current and long-term development plan to focus on (i) selling existing finished inventory and (ii) procuring inventory from efficient sources such as just-in-time inventory in new markets and reclaiming inventory from owners’ associations or owners. As a result, the Company’s management performed a review of its land held for VOI development. Such review consisted of an assessment on 19 locations to determine its plan for future VOI development at those sites. As a result of this assessment, the Company concluded that no future development would occur at 17 locations, of which 16 were deemed to be impaired.

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during the second quarter of 2017. In addition, the Company recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at 6 of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within asset impairments on the Condensed Consolidated Statements of Income.

In conjunction with this review and impairment, in May 2017, the Company sold 3 of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional 2 of the 17 locations for $2 million resulting in a $13 million non-cash impairment charge. Such transaction is to be completed no later than December 31, 2018. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

The Company had $4 million of land classified as assets held for sale as of June 30, 2018 and December 31, 2017 which was included within other assets on the Company’s Condensed Consolidated Balance Sheets. The fair value of the land held for sale was determined by reviewing prices of comparable assets which were recently sold and by actual purchase and sale agreements for the assets to be sold which represents level 3 fair value measurements. The Company entered into a three year agreement with the former executive whereby such executive may assist the Company in selling the land held for sale. As part of such agreement, the former executive will be entitled to receive brokerage commissions upon the sale of land classified as assets held for sale.

During the six months ended June 30, 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. This charge is recorded within asset impairments on the Condensed Consolidated Statement of Income.

Refer to Note 18—Separation-Related and Transaction-Related Costs, for discussion of 2018 impairment.

21.	Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Cendant Separation and Distribution Agreement, the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. As a result of the Wyndham Worldwide separation, Wyndham Hotels agreed to retain one third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Wyndham Destinations is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant settled the majority of the lawsuits pending on the date of the separation.

As of June 30, 2018, the Cendant separation and related liabilities of $16 million are comprised of $13 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the separation date. These liabilities were recorded within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had $16 million of Cendant separation-related liabilities, which were recorded within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Matters Related to Wyndham Hotels

In connection with the spin-off of the hotel business on May 31, 2018, Wyndham Destinations entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the distribution including the Separation and Distribution Agreement, the Employee Matters Agreements, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

In accordance with these agreements, Wyndham Hotels assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Wyndham Hotels is entitled to receive one-third and Wyndham Destinations is entitled to receive two-thirds of the proceeds from certain contingent and other corporate assets of the Company arising or accrued prior to the distribution.

The Company conveyed the lease for its former corporate headquarters located in Parsippany, New Jersey to Wyndham Hotels, which resulted in the removal of a $66 million capital lease obligation and a $43 million asset.

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis.

Matters Related to the European Vacation Rentals Business

In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the business for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business.

Such post-closing credit support includes a guarantee of up to $180 million through June 30, 2019, and a letter of credit for $11 million through May 1, 2019, which may be extended. The fair value of such guarantee was approximately $2 million.

The Company agreed to provide an additional $48 million in post-closing credit support, denominated in Pound sterling, to a British travel association and regulatory authorities by September 30, 2018, which is guaranteed by Wyndham Destinations in perpetuity. In connection with such additional post-closing credit support, Wyndham Destinations deposited approximately $48 million into an escrow account, which will be released to Wyndham Destinations to the extent alternative post-closing credit support is provided or otherwise will remain in place for the benefit of Compass IV Limited, an affiliate of Platinum Equity, LLC (the “Buyer”). The amount deposited in escrow reduced the gain on the sale of the business. If the Company provides acceptable alternative post-closing credit support to the Buyer, an additional gain on sale of the business will be recognized. Furthermore, Wyndham Hotels will receive one-third and Wyndham Destinations will receive two-thirds of any amount received in respect to the release of the escrow account.

Such post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. The Buyer has provided an indemnity to Wyndham Destinations in the event that the post-closing credit support (other than the guarantee by Wyndham Destinations of up to $180 million) are enforced or called upon.

The Company also deposited $5 million into an escrow account, which amount will be returned to the Company on May 9, 2019, if the gross limit of Barclays Bank PLC’s (“Barclays”) Pound sterling cash pooling arrangement with the Buyer remains at least £10 million ($14 million) and security is not required or demanded by Barclays. If any further security is required or demanded by Barclays, the Company must pay an additional £1 million ($1.4 million) into escrow.

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications totaled $43 million.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in Pound sterling of up to an approximate $81 million on a perpetual basis. The fair value of such guarantees was $41 million at June 30, 2018. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s and BB for S&P.  If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business totaled approximately $74 million and was recorded in accrued expenses and other liabilities at June 30, 2018.  A receivable of approximately $16 million was included in other assets at June 30, 2018 representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

22.	Subsequent Events
Sierra Timeshare 2018-2 Receivables Funding LLC

On July 18, 2018, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2018-2 Receivables Funding, LLC. These notes consisted of a $230 million note at a rate of 3.50%, a $156 million note at a rate of 3.65% and a $114 million note at a rate of 3.94% resulting in a weighted average coupon rate of 3.65%. The advance rate for this transaction was 88.65%. These notes are secured by vacation ownership contract receivables and mature in June 2035. The recourse on these notes is limited to the extent of the collateral. No other assets of the Company will be available to pay the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off and the divestiture of our European vacation rentals business, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, “Part II-Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and those described from time to time in our future reports. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. We undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following two segments:

•
Vacation Ownership—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts.

•	Exchange & Rentals—provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners.

Hotel Business Spin-off

We completed the spin-off of our hotel business on May 31, 2018, which resulted in our operations being held by two separate, publicly traded companies. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. The new hotel company was named Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”).

As a result of this spin-off, we have classified the results of operations of our hotel business as discontinued operations in the Condensed Consolidated Financial Statements.

European Vacation Rentals Business

In February 2018, we entered into an agreement for the sale of our European vacation rentals business for $1.23 billion. This sale closed on May 9, 2018. As a result of this sale, the Company received net proceeds of $1.03 billion and recognized an after-tax gain of $432 million. We have agreed to provide certain post-closing credit support in order to ensure that the buyer meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations in the Condensed Consolidated Financial Statements unless otherwise noted. For further details see Note 6—Discontinued Operations.

La Quinta Acquisition

In January 2018, the Company entered into an agreement with La Quinta Holdings Inc. (“La Quinta”) to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn as of June 30, 2018. This acquisition closed on May 30, 2018, prior to the hotel business spin-off. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

RESULTS OF OPERATIONS
As a result of the hotel spin-off, the Company now has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company has updated its segment reporting this quarter to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the spin-off of Wyndham Hotels and the sale of the European vacation rental business, management will base their performance review of the reportable segments on net revenues and Adjusted EBITDA. Adjusted EBITDA is defined by the Company as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2018 and 2017. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2018	2017	% Change
Vacation Ownership
Gross VOI sales (in 000s) (a) (g)	$602,000	$562,000	7.1
Tours (in 000s) (b)	241	235	2.6
Volume Per Guest (“VPG”) (c)	$2,411	$2,302	4.7
Exchange & Rentals
Average number of members (in 000s) (d) (e)	3,844	3,791	1.4
Exchange revenue per member (d) (f)	$173.05	$174.12	(0.6)

(a)
Represents total sales of VOIs, including sales under the Wyndham Asset Affiliation Model (“WAAM”) Fee-for-Service program before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(b)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $21 million and $20 million during the three months ended June 30, 2018 and 2017, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

(d)	Includes the impact from acquisitions from the acquisition dates forward.

(e)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

(f)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended June 30, 2018 and 2017 (in millions):

	2018	2017
Gross VOI sales	$602	$562
Less: WAAM Fee-for-Service sales (1)	(14)	(5)
Gross VOI sales, net of WAAM Fee-for-Service sales	588	557
Less: Loan loss provision	(126)	(111)
Vacation ownership interest sales	$462	$446

(1)
Represents total sales of VOIs through our WAAM Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. WAAM Fee-for-Service commission revenues were $10 million and $4 million for the three months ended June 30, 2018 and 2017, respectively.

THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017
Our consolidated results are as follows:

	Three Months Ended June 30,
	2018	2017	Favorable/(Unfavorable)
Net revenues	$1,007	$978	$29
Expenses	942	933	(9)
Operating income	65	45	20
Other (income), net	(5)	(3)	2
Interest expense	46	39	(7)
Interest (income)	(2)	(1)	1
Income before income taxes	26	10	16
Provision/(benefit) for income taxes	38	(4)	(42)
(Loss)/income from continuing operations	(12)	14	(26)
(Loss)/income from operations of discontinued businesses, net of income taxes	(42)	71	(113)
Income on disposal of discontinued businesses, net of income taxes	432	—	432
Net income	$378	$85	$293

Net revenues increased $29 million (3.0%) for the three months ended June 30, 2018 compared with the same period last year. Foreign currency favorably impacted net revenues by $1 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$25 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales and consumer financing revenues; and

•	$4 million of higher revenues at our exchange & rentals business primarily driven by acquisitions.

Expenses increased $9 million (1.0%) for the three months ended June 30, 2018 compared with the same period last year. Foreign currency unfavorably impacted expenses by $3 million. Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$133 million increase in separation costs related to the hotel spin-off;

•	$3 million incremental expenses primarily related to acquisitions at our exchange & rentals business; and

•	$3 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed into service over the last twelve months; partially offset by

•	$135 million decrease related to the non-cash impairment recognized in 2017 for undeveloped VOI land.

Other income, net increased by $2 million for the three months ended June 30, 2018 compared with the same period last year, primarily due to proceeds received from business interruption insurance claims related to hurricanes Irma and Maria.

Interest expense increased $7 million for the three months ended June 30, 2018 compared with the same period last year primarily due to a significant increase in the average outstanding revolving credit facility balances year over year, our debt mix being less favorable, and higher interest rates.

Our effective tax rates were 146.2% and (40.0)% for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily due to (i) the absence of the tax benefit recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 (ii) the absence of a tax benefit on non-cash impairment charges primarily related to the write-down of undeveloped VOI land (iii) non-cash state tax charges associated with the separation of the hotel business partially offset by (iv) tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

For the three months ended June 30, 2018, there was a loss from operations of discontinued businesses, net of income taxes of $42 million compared to income of $71 million in the same period of the prior year. The primary drivers of the $113 million change were the costs associated with the completion of the hotel spin-off and the sale of the European vacation rentals business.

Income on disposal of discontinued businesses, net of income taxes was $432 million for the three months ended June 30, 2018, representing the sale of the European vacation rentals business.

As a result of these items, net income increased $293 million compared with the three months ended June 30, 2017.

Following is a discussion of the results of both of our segments and Corporate and Other for the three months ended June 30, 2018 compared to June 30, 2017 (in millions):

	Three Months Ended June 30,
Net Revenues	2018	2017
Vacation Ownership	$770	$745
Exchange & Rentals	238	234
Total Reportable Segments	1,008	979
Corporate and Other (a)	(1)	(1)
Total Company	$1,007	$978

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended June 30,
	2018	2017
Net income	$378	$85
Loss/(income) from operations of discontinued businesses, net of income taxes	42	(71)
(Income) on disposal of discontinued businesses, net of income taxes	(432)	—
Provision/(benefit) for income taxes	38	(4)
Depreciation and amortization	36	33
Interest expense	46	39
Interest (income)	(2)	(1)
Separation and related costs	133	—
Asset impairments	—	135
Stock-based compensation	4	11
Adjusted EBITDA	$243	$227

	Three Months Ended June 30,
Adjusted EBITDA	2018	2017
Vacation Ownership	$194	$185
Exchange & Rentals	70	65
Total Reportable Segments	264	250
Corporate and Other (a)	(21)	(23)
Total Company	$243	$227

(a)	Includes the elimination of transactions between segments.

Vacation Ownership

Net revenues increased $25 million (3.4%) and Adjusted EBITDA increased $9 million (4.9%) during the three months ended June 30, 2018 compared with the same period of 2017. Foreign currency had no impact on net revenues and unfavorably impacted Adjusted EBITDA by $2 million. Increases in net revenues were primarily driven by:

•
$31 million increase in gross VOI sales, net of WAAM Fee-for-Service sales, compared to the same period last year primarily due to a 7.1% increase in sales, partially offset by a $15 million increase in our provision for loan losses.

The increase in the provision for loan losses was due to higher gross VOI sales, increased percentage of sales financed, and the impact of higher defaults. Gross VOI sales increased primarily due to a 2.6% increase in tours, reflecting our continued focus on new owner generation, and a 4.7% increase in VPG.

•	$6 million and $4 million increase in commission revenues and expenses, respectively, compared to the same period last year as a result of higher WAAM Fee-for-Service VOI sales.

•
$6 million increase in consumer financing revenues compared to the same period last year. This increase was primarily due to a higher weighted average interest rate earned on a larger average portfolio balance. Partially offsetting this increase, consumer financing interest expense also increased by $2 million resulting from an increase in the weighted average interest rate on our non-recourse debt. Additionally, there was a

•
$2 million decrease in property management revenues compared to the prior year primarily due to lower reimbursable revenues partially offset by higher management fees. Adjusted EBITDA increased $2 million as a result of lower property management operating expenses.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$15 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour;

•	$12 million of higher sales and commission expenses primarily due to higher gross VOI sales, and

•	$8 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales.

Such decreases in Adjusted EBITDA were partially offset by:

•	$11 million of lower maintenance fees on unsold inventory; and

•	$7 million of lower legal settlement expenses.

Exchange & Rentals

Net revenues increased $4 million (1.7%) and Adjusted EBITDA increased $5 million (7.7%) during the three months ended June 30, 2018 compared with the same period during 2017. Foreign currency favorably impacted net revenues by $1 million and Adjusted EBITDA by $3 million. Our acquisitions contributed $3 million of incremental revenues and had no impact on Adjusted EBITDA during the second quarter of 2018. Increases in net revenues were primarily driven by:

•	$2 million increase in ancillary revenues,

•	$1 million increase in exchange and related service revenues, and

•	$1 million increase in net revenues generated from vacation rental transactions and related services.

In addition, Adjusted EBITDA was further impacted by:

•	$4 million of cost savings primarily related to overhead and operations, partially offset by

•	the absence of $2 million of proceeds received during the second quarter of 2017 for business interruption insurance claims and other legal settlements.

Corporate and Other
Corporate adjusted EBITDA decreased $2 million during the three months ended June 30, 2018 compared to 2017 primarily due to lower employee-related costs.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017
Our consolidated results are as follows:

	Six months ended June 30, 2018
	2018	2017	Favorable/(Unfavorable)
Net revenues	$1,914	$1,860	$54
Expenses	1,746	1,695	(51)
Operating income	168	165	3
Other (income), net	(11)	(3)	8
Interest expense	91	73	(18)
Interest (income)	(3)	(3)	—
Income before income taxes	91	98	(7)
Provision/(benefit) for income taxes	62	(2)	(64)
Income from continuing operations	29	100	(71)
(Loss)/income from operations of discontinued businesses, net of income taxes	(49)	75	(124)
Income on disposal of discontinued businesses, net of income taxes	432	—	432
Net income	$412	$175	$237

Net revenues increased $54 million (2.9%) for the six months ended June 30, 2018 compared with the same period last year. Foreign currency favorably impacted net revenues by $5 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$47 million of higher revenues at our vacation ownership business largely due to an increase in net VOI sales and consumer financing revenues; and

•	$7 million of higher revenues at our exchange & rentals business primarily driven by acquisitions.

Expenses increased $51 million (3.0%) for the six months ended June 30, 2018 compared with the same period last year. Foreign currency unfavorably impacted expenses by $1 million. Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$163 million increase in separation costs related to the hotel spin-off;

•	$14 million of increased expenses from operations in correlation with higher revenues;

•	$9 million incremental expenses primarily related to acquisitions at our exchange and rentals business; and

•	$7 million increase in depreciation and amortization resulting from the impact of property and equipment additions that were placed into service over the last twelve months; partially offset by

•	$6 million decrease in restructuring related costs; and

•	$140 million decrease related to the non-cash impairment in 2017 for undeveloped VOI land.

Other income, net increased by $8 million for the six months ended June 30, 2018 compared with the same period last year, primarily due to proceeds received from business interruption insurance claims related to hurricanes Irma and Maria.

Interest expense increased $18 million for the six months ended June 30, 2018 compared with the same period last year primarily due to a significant increase in the average outstanding revolving credit facility balances year over year, our debt mix being less favorable, and higher interest rates.

Our effective tax rates were 68.1% and (2.0)% for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to (i) the absence of tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017 (ii) non-cash state tax charges associated with the separation of the hotel business (iii) non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018 partially offset by (iv) tax benefit from the corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

For the six months ended June 30, 2018, ended June 30, 2018 there was a loss from operations of discontinued businesses, net of income taxes of $49 million compared to income of $75 million in the same period of the prior year. The primary drivers of the $124 million change were the costs associated with the completion of the hotel spin-off and the sale of the European vacation rentals business.

Income on disposal of discontinued businesses, net of income taxes was $432 million for the six months ended June 30, 2018, representing the sale of the European vacation rentals business.

As a result of these items, net income increased $237 million compared with the six months ended June 30, 2017.

Following is a discussion of the results of both of our segments and Corporate and Other for the six months ended June 30, 2018 compared to June 30, 2017 (in millions):

	Six Months Ended June 30,
Net Revenues	2018	2017
Vacation Ownership	$1,431	$1,384
Exchange & Rentals	484	477
Total Reportable Segments	1,915	1,861
Corporate and Other (a)	(1)	(1)
Total Company	$1,914	$1,860

Reconciliation of Net income to Adjusted EBITDA	Six Months Ended June 30,
	2018	2017
Net income	$412	$175
Loss/(income) from operations of discontinued businesses, net of income taxes	49	(75)
(Income) on disposal of discontinued businesses, net of income taxes	(432)	—
Provision/(benefit) for income taxes	62	(2)
Depreciation and amortization	73	65
Interest expense	91	73
Interest (income)	(3)	(3)
Separation and related costs	163	—
Restructuring	—	6
Asset impairments	—	140
Stock-based compensation	17	25
Adjusted EBITDA	$432	$404

	Six Months Ended June 30,
Adjusted EBITDA	2018	2017
Vacation Ownership	$327	$311
Exchange & Rentals	149	142
Total Reportable Segments	476	453
Corporate and Other (a)	(44)	(49)
Total Company	$432	$404

(a)	Includes the elimination of transactions between segments.

Vacation Ownership

Net revenues increased $47 million (3.4%) and Adjusted EBITDA increased $16 million (5.1%) during the six months ended June 30, 2018 compared with the same period of 2017. Foreign currency favorably impacted net revenues by $2 million and unfavorably impacted Adjusted EBITDA by $1 million. Increases in net revenues were primarily driven by:

•
$46 million increase in gross VOI sales, net of WAAM Fee-for-Service sales, compared to the same period last year primarily due to a 6.7% increase in sales, partially offset by a $22 million increase in our provision for loan losses. The increase in the provision for loan losses was due to higher gross VOI sales and the impact of higher defaults. Gross VOI sales increased primarily due to a 4.9% increase in tours, reflecting our continued focus on new owner generation, and a 1.7% increase in VPG.

•	$13 million and $11 million increase in commission revenues and expenses, respectively, compared to the same period last year as a result of higher WAAM Fee-for-Service VOI sales.

•
$12 million increase in consumer financing revenues compared to the same period last year. This increase was primarily due to a higher weighted average interest rate earned on a larger average portfolio balance. Partially offsetting this increase, consumer financing interest expense also increased by $2 million due to an increase in the weighted average interest rate on our non-recourse debt. Additionally, there was a

•
$2 million decrease in property management revenues compared to the prior year primarily due to lower reimbursable revenues partially offset by higher management fees. Adjusted EBITDA increased $3 million as a result of lower property management operating expenses.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$27 million increase in marketing costs primarily due to our emphasis on adding new owners, which typically carry a higher cost per tour; and

•	$20 million of higher sales and commission expenses primarily due to higher gross VOI sales.

Such decreases in Adjusted EBITDA were partially offset by:

•	$13 million of lower maintenance fees on unsold inventory; and

•	$10 million of lower legal settlement expenses.

Exchange & Rentals

Net revenues increased $7 million (1.5%) and Adjusted EBITDA increased $7 million (4.9%) during the six months ended June 30, 2018 compared with the same period during 2017. Foreign currency favorably impacted net revenues and Adjusted EBITDA by $3 million and $4 million, respectively. Our acquisitions contributed $8 million of incremental revenues and $1 million of Adjusted EBITDA loss during the first half of 2018. Increases in net revenues were primarily driven by:

•	$4 million increase in ancillary revenues,

•	$2 million increase in exchange and related service revenues, and

•	$1 million increase in net revenues generated from vacation rental transactions and related services.

In addition, Adjusted EBITDA was favorably impacted by $7 million of cost savings primarily related to overhead and operations.

Corporate and Other
Corporate adjusted EBITDA decreased $5 million during the six months ended June 30, 2018 compared to 2017 primarily due to lower employee-related costs.
RESTRUCTURING PLANS

During 2017, we incurred $14 million of personnel-related restructuring charges consisting of (i) $8 million at our Exchange & Rentals segment, primarily focused on enhancing organizational efficiency and rationalizing operations, and (ii) $6 million at our corporate operations which focused on rationalizing the sourcing function and outsourcing certain information technology functions. During the six months ended June 30, 2018, we made $3 million of cash payments. The remaining liability of $1 million, as of June 30, 2018, is expected to be paid by the end of 2018.

We have additional restructuring plans which were implemented prior to 2017. The remaining liabilities of $1 million as of June 30, 2018 related to leased facilities is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2018	December 31, 2017	Change
Total assets	$7,075	$10,450	$(3,375)
Total liabilities	7,595	9,676	(2,081)
Total (deficit)/equity	(520)	774	(1,294)

Total assets decreased $3.38 billion from December 31, 2017 to June 30, 2018 primarily due to:

•	$3.56 billion decrease due to the completion of the hotel spin–off and the sale of the European vacation rentals business; partially offset by

•	$39 million increase in prepaid assets, primarily prepaid insurance, maintenance fees, and marketing

•	$61 million increase in other assets, primarily related to increases in restricted cash; and

•	$107 million increase in cash primarily related to increase in international properties cash levels resulting from the European vacation rentals business.

Total liabilities decreased $2.08 billion from December 31, 2017 to June 30, 2018 primarily due to:

•	$1.42 billion decrease due to the completion of the hotel spin–off and the sale of the European vacation rentals business; and

•
$928 million reduction in debt, primarily related to repayment of the unsecured note matured in March, 2018, the termination of the revolving credit facility maturing in 2020, the term loan maturing in 2021, and the commercial paper program, offset in part by borrowings under the new revolving credit facility maturing in 2023 and term loan maturing in 2025; partially offset by

•
$88 million increase in deferred income taxes, primarily related to installment sales of VOIs, deferred income taxes transferred to Wyndham Hotels and the deduction associated with stock-based compensation; and

•
$184 million increase in accrued expenses and other liabilities, primarily accrued legal and professional fees, guarantees associated with the sale of the European vacation rentals business, taxes payable, and severance.

Total equity decreased $1.29 billion from December 31, 2017 to June 30, 2018 primarily due to:

•	$1.50 billion decrease in retained earnings associated with the spin-off of Wyndham Hotels,

•	$118 million treasury stock repurchases;

•	$110 million of dividends; and

•	$67 million reduction in additional paid-in capital related to net share settlement of incentive equity awards; partially offset by

•	$130 million increase in deferred compensation, and

•	$412 million of net income attributable to Wyndham Destinations shareholders.

Liquidity and capital resources

Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as issuance of secured debt. In addition, we use our two bank conduit facilities and non-recourse debt borrowings to finance our vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, our bank conduit facilities and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs.

In connection with the hotel spin-off and the entry into new credit facilities described in Note 9—Debt, on May 31, 2018, the Company used net proceeds from the term loan and $220 million of borrowings under the new revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020.  In addition, effective May 31, 2018, the Company terminated its $1.5 billion revolving credit facility maturing in 2020, its $400 million 364-day credit facility maturing in 2018 and its $325 million term loan borrowings maturing in 2021.

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion. As of June 30, 2018, we had $721 million of available capacity, net of letters of credit.

The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018,

respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million respectively. As of June 30, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34% under its U.S. commercial paper program.

Our two-year non-recourse vacation ownership receivables bank conduit facility, with borrowing capability through April 2020, has a total capacity of $800 million and available capacity of $457 million as of June 30, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than May 2021.

Our fifteen-month, $750 million non-recourse vacation ownership receivables bank conduit facility has borrowing capability through January 2019 and available capacity of $225 million as of June 30, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than January 2020.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$93	$231	$(138)
Discontinued operations	212	431	(219)
Investing activities:
Continuing operations	(52)	(43)	(9)
Discontinued operations	(672)	(26)	(646)
Financing activities:
Continuing operations	(1,670)	(298)	(1,372)
Discontinued operations	2,066	(11)	2,077
Effects of changes in exchange rates on cash and cash equivalents	(6)	11	(17)
Net change in cash and cash equivalents	$(29)	$295	$(324)

Operating Activities

Net cash provided by operating activities from continuing operations for the six months ended June 30, 2018 decreased by $138 million compared to the same period in the prior year. Such decrease was driven by a $71 million decrease in net income from continuing operations and a $99 million increase in cash utilized for working capital (net change in assets and liabilities), partially offset by a $32 million increase in non-cash items.

Net cash provided by operating activities from discontinued operations for the six months ended June 30, 2018 decreased $219 million compared to the same period in the prior year. Such decrease was driven by a $160 million decrease in income on discontinued operations, net of income taxes adjusted for non-cash items and a $59 million increase in cash utilized for working capital (net change in assets and liabilities).

Investing Activities

Net cash used in investing activities from continuing operations for the six months ended June 30, 2018 was relatively consistent with the prior year, increasing by $(9) million due to lower additions of property and equipment.

Net cash used in investing activities from discontinued operations for the six months ended June 30, 2018 increased by $646 million. The increase was driven by $1.7 billion of net cash used to acquire La Quinta offset by $1.03 billion of cash proceeds from the sale of the European vacation rentals business.

Financing Activities

Net cash used in financing activities from continuing operations for the six months ended June 30, 2018 increased $1.37 billion compared to the same period in the prior year, primarily due to higher net borrowings of $1.04 billion, $495 million of cash transferred to Wyndham Hotels upon spin-off, partially offset by $177 million lower share repurchases.

Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2018 increased $2.08 billion compared to the same period in the prior year representing the proceeds from borrowings associated with the La Quinta acquisition.

Capital Deployment

We focus on optimizing cash flow and seek to deploy capital for the highest possible returns. Ultimately, our business objective is to grow our business while transforming our cash and earnings profile by managing our cash streams to derive a greater proportion of Adjusted EBITDA from our fee-for-service businesses. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to acquire additional property management contracts and exclusive agreements for vacation rental properties on a strategic and selective basis as well as grow the business through merger and acquisition activities. In addition, we intend to return cash to shareholders through the repurchase of common stock and payment of dividends.

During the six months ended June 30, 2018, we spent $137 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2018, we anticipate spending between $220 million and $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five-year period 2018 through 2022 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2018, we spent $41 million on capital expenditures primarily for information technology enhancement projects. During 2018, we anticipate spending between $150 million and $170 million on capital expenditures.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general secured corporate borrowings, including through the use of available capacity under our revolving credit facility.

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

Under our current stock repurchase program, we repurchased 1 million shares at an average price of $96.18 for a cost of $118 million during the six months ended June 30, 2018. The average price was impacted by five months of higher per share price pre-spin and one month of lower per share price post-spin.

Dividends

During the quarterly periods ended March 31, 2018 and June 30, 2018, we paid cash dividends of $0.66 and $0.41 per share, respectively ($114 million in aggregate). Cash dividends per share were reduced ratably in the second quarter as a result of the spin-off of Wyndham Hotels. During each of the quarterly periods ended March 31, 2017 and June 30, 2017 we paid cash dividends of $0.58 per share ($125 million in aggregate).

Our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the adjustment during the second quarter as a result of the separation. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2018, our interest coverage ratio was 5.9 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2018, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse term securitizations and bank conduit facilities contain certain tests based on default, delinquency and overcollateralization rates of the loan pool that collateralizes such non-recourse financing. If a loan pool is not in compliance with those tests, the cash flows form that loan pool will be retained as extra collateral for such financing or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2018, all of our loan pools were in compliance with the applicable tests.

LIQUIDITY
The Company finances certain of its vacation ownership contract receivables through (i) asset-backed bank conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to the Company with respect to principal and interest.

We believe that our $800 million bank conduit facility with a term through April 2020 and our $750 million bank conduit facility with a term through January 2019, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of June 30, 2018, we had $682 million of availability under these asset-backed bank conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from twelve surety providers in the amount of $1.32 billion, of which we had $402 million outstanding as of June 30, 2018. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

Our senior secured debt is rated Ba2 with a “stable outlook” by Moody’s Investors Service, BB- with a “positive outlook” by Standard and Poor’s, and BB- with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs, management fees, vacation exchange fees and commission income earned from renting vacation properties. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business book their vacations for the year. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/18 - 6/30/19	7/1/19 - 6/30/20	7/1/20 - 6/30/21	7/1/21 - 6/30/22	7/1/22 - 6/30/23	Thereafter	Total
Non-recourse debt (a)	$229	$621	$408	$148	$160	$528	$2,094
Debt	79	45	252	652	651	1,301	2,980
Interest on debt (b)	216	202	176	148	117	156	1,015
Operating leases	43	38	31	28	24	107	271
Purchase commitments (c)	143	121	27	19	5	2	317
Inventory sold subject to conditional repurchase (d)	35	37	47	58	—	—	177
Separation liabilities (e)	3	13	—	—	—	—	16
Total (f)	$748	$1,077	$941	$1,053	$957	$2,094	$6,870

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and the swapped interest rates on our non-recourse debt.

(c)
Includes (i) $157 million relating to the development of vacation ownership properties, of which $43 million was included within total liabilities on the Condensed Consolidated Balance Sheet, (ii) $47 million for information technology activities and (iii) $65 million for marketing-related activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory for further detail) of which $55 million was included within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(e)	Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation (See Note 21—Transactions with Former Parent and Former Subsidiaries for further details).

(f)
Excludes a $35 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

COMMITMENTS AND CONTINGENCIES
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business. For discussion of these matters along with the Company’s guarantees and indemnifications see Note 14—Commitments and Contingencies.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 16, 2018 which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. For additional information see Note 3—Revenue Recognition to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for a discussion of our updated accounting policies on Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2018 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in an approximate $2 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2018 was approximately $868 million in non-recourse vacation ownership debt and $921 million in corporate debt. A 100 basis point change in the underlying interest rates would result in an approximate $9 million increase or decrease in annual consumer financing interest expense and an approximate $9 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 14—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business.

Item 1A. Risk Factors.

As a result of the completion of the spin-off of our hotel franchising and management business, Wyndham Hotels & Resorts, Inc., we are restating our risk factors in their entirety. You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into three groups: risks related to our business and our industry, risks relating to our common stock and risks related to the recent spin-off. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

The timeshare industry is highly competitive and we are subject to risks related to competition that may adversely affect our performance.

We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition in the timeshare industry is based on brand name recognition and reputation as well as location, price, property size and availability, quality, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

We may not be able to achieve our growth and performance objectives.

We may not be able to achieve our growth and performance objectives for increasing: our earnings and cash flows; the number of tours and new owners generated and vacation ownership interests sold by our vacation ownership business; and the number of vacation exchange members and related transactions.

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

On May 9, 2018, we completed the sale of our European vacation rentals business. Dispositions of businesses, such as our

European vacation rentals transaction, pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations. See Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations related to the European vacation rentals business.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.

In connection with the spin-off and the transition of our corporate headquarters from Parsippany, New Jersey to Orlando, Florida, we substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day‑to‑day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, losing the services of any member of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time consuming and costly.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism, political strife, severe weather events and other natural disasters, war and pandemics or threats of pandemics may adversely affect us.

Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel and timeshare industries include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and regional strife; natural disasters such as earthquakes, hurricanes, fires, floods and volcano eruptions; war; concerns with or threats of pandemics, contagious diseases or health epidemics; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices. Any such disruptions to the travel or timeshare industries may adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations, thereby impacting our operations and the trading price of our common stock.

We are subject to numerous business, financial, operating and other risks common to the timeshare industry, any of which could reduce our revenues and our ability to make distributions and limit opportunities for growth.

Our business is subject to numerous business, financial, operating and other risks common to the timeshare industry, including adverse changes with respect to any of the following:

•	consumer travel and vacation patterns and consumer preferences;

•	increased travel costs, including air travel, which could negatively impact consumer preferences for our resort and rental destinations;

•
increased or unanticipated operating costs, including as a result of inflation, energy costs and labor costs such as minimum wage increases and unionization, workers' compensation and health-care related costs and insurance which may not be fully offset by price or fee increases in our business or otherwise;

•	desirability of geographic regions where resorts in our business are located;

•	the supply and demand for vacation ownership services and products and exchange and rentals services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•
the availability of acceptable financing and the cost of capital as they apply to us, our customers, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations;

•	the quality of the services provided by affiliated resorts and properties in our exchange and rentals business or resorts in which we sell vacation ownership interests or participants in the Wyndham Rewards loyalty program, which may adversely affect our image, reputation and brand value;

•	overbuilding or excess capacity in one or more segments of the timeshare industry or in one or more geographic regions;

•
our ability to develop and maintain positive relations and contractual arrangements with vacation ownership interest owners, current and potential vacation exchange members, resorts with units that are exchanged through our exchange and rentals business and timeshare property owner associations;

•	organized labor activities and associated litigation;

•	the bankruptcy or insolvency of any one of our customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our effectiveness in keeping pace with technological developments, which could impair our competitive position;

•	disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	owners or other developers that have development advance notes with, or who have received loans or other financial arrangements incentives from, us may experience financial difficulties;

•	consolidation of developers could adversely affect our exchange and rentals business;

•
decrease in the supply of available exchange and rentals accommodations due to, among other reasons, a decrease in inventory included in the system or resulting from ongoing property renovations or a decrease in member deposits could adversely affect our exchange and rentals business;

•	decrease in or delays or cancellations of planned or future development or refurbishment projects;

•
the viability of property owners' associations that we manage and the maintenance and refurbishment of vacation ownership properties, which depend on property owners associations levying sufficient maintenance fees and the ability of members to pay such maintenance fees;

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

•
private resale of vacation ownership interests and the sale of vacation ownership interests on the secondary market, which could adversely affect our vacation ownership resorts and exchange and rentals business;

•	disputes with owners of vacation ownership interests and property owners associations, vacation exchange affiliation partners, which may result in litigation and the loss of management contracts;

•
laws, regulations and legislation internationally and domestically, and on a federal, state or local level, concerning the timeshare industry, which may make the operation of our business more onerous, more expensive or less profitable;

•	our failure or inability to adequately protect and maintain our trademarks and other intellectual property rights; and

•	market perception of the timeshare industry and negative publicity from online social media postings and related media reports, which could damage our brands.

Any of these factors could increase our costs, reduce our revenues or otherwise adversely impact our opportunities for growth.

Third-party Internet reservation systems, peer-to-peer online networks and alternative lodging channels may adversely impact us.

Consumers increasingly use third-party Internet travel intermediaries and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of Internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates from us to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of Internet reservations for our affiliated resorts through their fees. As the use of these third-party reservation channels and peer-to-peer online networks increases, consumers may rely on these channels, adversely affecting our vacation ownership, resort and rental brands, reservation systems, bookings and rates. The continued development and use of peer-to-peer online networks for lodging and vacation rentals are also causing some local governments to enact bans or restrictions on short-term property rentals that may adversely impact our vacation rental business. In addition, if we fail to reach satisfactory agreements with travel intermediaries as our contracts with them come up for periodic renewal, our affiliated resorts may no longer appear on their websites and we could lose business as a result.

In addition to competing with traditional hotels, resorts, lodging and vacation rental properties, our vacation rental business competes with alternative lodging channels, including third-party providers of short-term rental properties and serviced apartments. Increasing use of these alternative lodging channels could materially adversely affect the occupancy and/or average rates and prices at our resorts and vacation properties and our revenues.

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

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

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

Additionally, the Tax Cuts and Jobs Act of 2017 was recently enacted in the U.S., which broadly reforms the corporate tax system. The tax reform law, which among other items, reduces the U.S. corporate tax rate, eliminates or limits the deduction of certain expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and requires a minimum tax on earnings generated by foreign subsidiaries, could have a significant impact on our effective tax rate, cash tax expenses and/or deferred income tax balances.

We are subject to certain risks related to our indebtedness, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us.

We are a borrower of funds under credit facilities, credit lines, senior notes, a term loan and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:

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

•	the inability of developers of vacation ownership properties that have received mezzanine and other loans from us to pay back such loans;

•	increases in interest rates, which may prevent us from passing along the full amount of such increases to purchasers of vacation ownership interests to whom we provide financing; and

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

Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing timeshare (including required government registrations), vacation rentals, consumer financings and other lending, information security, data protection and privacy (including the General Data Protection Regulation), credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution.

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

While we maintain what we believe are reasonable security controls over personal and proprietary information, including the personal information of guests, shareholders and employees, a breach of or breakdown in our systems that results in the unauthorized release of personal or proprietary information could nevertheless occur, any of which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks.

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

Our information technology infrastructure, including but not limited to our, and our third-party service providers', information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we transition from our legacy systems to new, cloud-based technologies, we may face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.

We carry insurance for general liability, property, business interruption, cyber security, and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant casualty losses incurred by the insurance industry due to hurricanes, fires and other events, property insurance costs may be higher, and availability may be lower, in future periods, particularly in certain geographies.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for reservation systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our third-party service providers could result in financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, failure to keep pace with developments in technology could impair our operations or competitive position.

We are subject to risks related to corporate social responsibility.

Many factors influence our reputation and the value of our brands including the perception held by our customers and other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship and sustainability, supply chain management, climate change, diversity, human rights and modern slavery, philanthropy and support for local communities.

We are responsible for certain of Cendant's contingent and other corporate liabilities.

Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant's contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the spin-off of our hotel franchising and management business, Wyndham Hotels & Resorts, Inc. agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the spin-off. These liabilities include those relating to certain of Cendant's terminated or divested businesses, the Travelport sale, certain Cendant- related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, negatively impacting our results of operations and shareholders' equity.

Risks Relating to Our Common Stock

The trading price of our shares of common stock may fluctuate.

The trading price of our common stock may fluctuate depending upon many factors some of which may be beyond our control including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; our ability or perceived ability to realize the benefits of the spin-off; our credit ratings, including the impact of the spin-off on such ratings; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership in Wyndham Destinations may be diluted in the future.

Your percentage ownership in Wyndham Destinations may be diluted in the future because of equity awards that we have and expect will be granted over time to our Directors and employees. In addition, our Board of Directors ("Board") may issue shares of our common and preferred stock and debt securities convertible into shares of our common and preferred stock up to certain regulatory thresholds without shareholder approval.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Wyndham Destinations which could impact the trading price of our common stock.

Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids. These provisions include that shareholders do not have the right to act by written consent, rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, the right of our Board to issue preferred stock without shareholder approval and limitations on the right of shareholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our shareholders.

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

Risks Related to the Recent Spin-Off

We may be unable to achieve some or all of the benefits we expect to achieve from the spin-off.

On May 31, 2018, we completed the spin-off of our hotel franchising and management business - Wyndham Hotels & Resorts, Inc. Although we believe that the spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the spin-off which makes us more vulnerable to changing market and economic conditions and the risk of takeover by third parties. Operating as a smaller, independent entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms before the spin-off, including our operating diversity, purchasing and borrowing leverage, available capital for investments, partnerships and relationships and opportunities to pursue integrated strategies with the businesses within our former combined company and ability to attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the spin-off transaction, and we may be unable to obtain financings, goods or services at prices or on terms as favorable as those obtained by our former combined company. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By separating our hotel business, we also may be more susceptible to market fluctuations and other adverse events than we would be if we did not spin-off the hotel business. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

The spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

While we did receive a solvency opinion from an investment bank confirming that we and Wyndham Hotels & Resorts, Inc. were adequately capitalized immediately after the spin-off, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares of common stock in Wyndham Hotels & Resorts, Inc. being distributed as part of the spin-off or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by us and the fair market value of Wyndham Hotels & Resorts, Inc. at the time of the spin-off.

Following completion of the spin-off, our success depends in part on our ongoing relationship with Wyndham Hotels & Resorts, Inc.

In connection with the spin-off, we entered into a number of agreements with Wyndham Hotels & Resorts, Inc. that govern the ongoing relationships between Wyndham Hotels & Resorts, Inc. and us following the spin-off. Our success will depend, in part, on the maintenance of these ongoing relationships with Wyndham Hotels & Resorts, Inc. as well as Wyndham Hotels & Resorts, Inc.’s performance of its obligations under these agreements, including Wyndham Hotels & Resorts, Inc.’s maintenance of the quality of its products and services as well as the reputation of the Wyndham-branded trademarks, tradenames and certain related intellectual property that we license from it pursuant to the license, development and noncompetition agreement. If we are unable to maintain a good relationship with Wyndham Hotels & Resorts, Inc., or if Wyndham Hotels & Resorts, Inc. does not perform its obligations under these agreements, fails to protect the trademarks, tradenames and intellectual property that we license from it or if these brands deteriorate or materially change in an adverse manner, or the reputation of these brands declines, our brand may be negatively affected, our profitability and revenues could decrease and our growth potential may be adversely affected.

We are responsible for certain contingent and other corporate liabilities incurred prior to the spin-off.

In accordance with the agreements we entered into with Wyndham Hotels in connection with the spin-off, Wyndham Hotels assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations related to Wyndham Hotels.

If Wyndham Hotels was to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs.

Certain directors who serve on our Board of Directors currently serve as directors of Wyndham Hotels & Resorts, Inc. following the spin-off, and ownership of shares of common stock of Wyndham Hotels & Resorts, Inc. following the spin-off by our directors and executive officers may create, or appear to create, conflicts of interest.

Certain of our directors who serve on our Board of Directors currently serve on the board of directors of Wyndham Hotels & Resorts, Inc. This may create, or appear to create, conflicts of interest when our or Wyndham Hotels & Resorts, Inc.'s management and directors face decisions that could have different implications for us and Wyndham Hotels & Resorts, Inc., including the resolution of any dispute regarding the terms of the agreements governing the spin-off and the relationship between us and Wyndham Hotels & Resorts, Inc. after the spin-off or any other commercial agreements entered into in the future between us and Wyndham Hotels & Resorts, Inc.

Substantially all of our executive officers and some of our non-employee directors currently own shares of the common stock of Wyndham Hotels & Resorts, Inc. The continued ownership of such common stock by our directors and executive officers following the spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Wyndham Hotels & Resorts, Inc.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(l)(D) and 355 of the Internal Revenue Code of l986, as amended (Code), then our shareholders, we and Wyndham Hotels & Resorts, Inc. might be required to pay substantial U.S. federal income taxes.

The distribution was conditioned upon our receipt of opinions of our spin-off tax advisors to the effect that, subject to the assumptions and limitations described therein, the distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The opinions of our spin-off tax advisors were based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Wyndham Hotels & Resorts, Inc. made to the spin-off tax advisors. In rendering their opinions, the spin-off tax advisors also relied on certain covenants that we and Wyndham Hotels & Resorts, Inc. entered into, including the adherence by us and by Wyndham Hotels & Resorts, Inc. to certain restrictions on future actions contained in the Tax Matters Agreement. If any of the representations or statements that we or Wyndham Hotels & Resorts, Inc. made are or become inaccurate or incomplete, or if we or Wyndham Hotels & Resorts, Inc. breach any of such covenants, the distribution and such related transactions might not qualify for such tax treatment. The opinions of the spin-off tax advisors are not binding on the U.S. Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

In addition, we received a private letter ruling from the IRS regarding certain U.S. federal income tax aspects of transactions related to the spin-off (“IRS Ruling”). Although the IRS Ruling generally is binding on the IRS, the continued validity of the IRS Ruling will be based upon and subject to the continuing accuracy of factual statements and representations made to the IRS by us. In addition, there is a risk that the IRS could promulgate new administrative guidance prior to the spin-off that could adversely impact the tax-free treatment of the distribution (even taking into account the receipt of the IRS Ruling). The IRS Ruling is limited to specified aspects of the spin-off under Sections 355 and 361 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of our common stock and to us have been satisfied.

If the distribution does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to Wyndham Hotels & Resorts, Inc. for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of our consolidated group at the time of the spin-off (including the hotel business) would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, if the distribution of the common stock of Wyndham Hotels & Resorts, Inc. does not qualify as tax-free under Section 355 of the Code, our shareholders will be treated as having received a taxable distribution equal to the value of the stock distributed, treated as a taxable dividend to the extent of our current and accumulated earnings and profits, and then would have a tax-free basis recovery up to the amount of their tax basis in their shares, and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we have agreed to certain restrictions intended to support the tax-free nature of the distribution.

The U.S. federal income tax laws that apply to transactions like the spin-off generally create a presumption that the distribution would be taxable to us (but not to our stockholders) if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series or transactions related to the distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the Treasury regulations. In addition, these Treasury regulations provide several "safe harbors" for acquisition transactions that are not considered to be part of a plan that includes a distribution.

There are other restrictions imposed on us under current U.S. federal income tax laws with which we will need to comply in order for the distribution and certain related transactions to qualify as a transaction that is tax-free under Sections 368(a)(1)(D) and 355 of the Code. For example, we will generally be required to continue to own and manage our business, and there will be limitations on issuances, redemptions and sales of our stock for cash or other property following the distribution, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If these restrictions are not followed, the distribution could be taxable to us and our stockholders.

We entered into a Tax Matters Agreement with Wyndham Hotels & Resorts, Inc. under which we have allocated, between Wyndham Hotels & Resorts, Inc. and ourselves, responsibility for U.S. federal, state and local and non-U.S. income and other taxes relating to taxable periods before and after the spin-off and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Matters Agreement, we agreed that, among other things, we may not take, or fail to take, any action following the distribution if such action, or failure to act: would be inconsistent with or prohibit the spin-off and certain restructuring transactions related to the distribution and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code to us and our stockholders (except with respect to the receipt of cash in lieu of fractional shares of our stock); or would be inconsistent with, or cause to be untrue, any representation, statement, information or covenant made in connection with the IRS Ruling, the tax opinions provided by our spin-off tax advisors or the Tax Matters Agreement relating to the qualification of the distribution and certain related transactions as a tax-free transaction under Sections 368(a)(1)(D) and 355 and related provisions of the Code.

In addition, we agreed that we may not, among other things, during the two-year period following the spin-off, except under certain specified circumstances, issue, sell or redeem our stock or other securities (or those of certain of our subsidiaries); liquidate, merge or consolidate with another person; sell or dispose of assets outside the ordinary course of business or materially change the manner of operating our business; or enter into any agreement, understanding or arrangement, or engage in any substantial negotiations with respect to any transaction or series of transactions which would cause us to undergo a specified percentage or greater change in our stock ownership by value or voting power. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, or raise money by selling assets or enter into business combination transactions. We also agreed to indemnify Wyndham Hotels & Resorts, Inc. for certain tax liabilities resulting from any such transactions. Further, our stockholders may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our Wyndham common stock repurchases by month for the quarter ended June 30, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2018	191,135	$113.38	191,135	$1,043,041,940
May 2018	51,863	$107.59	51,863	$1,037,462,185
June 2018	332,508	$46.01	332,508	$1,022,162,421
Total	575,506	$73.94	575,506	$1,022,162,421
(*) Includes 76,935 shares purchased for which the trade date occurred during June 2018 while settlement occurred during July 2018.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 4, 2018).#

3.1
Certificate of Amendment to Certificate of Incorporation of Wyndham Worldwide Corporation effective as of May 31, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 4, 2018).

4.1
Indenture, dated April 13, 2018, by and among Wyndham Hotels & Resorts, Inc., Wyndham Worldwide Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 19, 2018).

4.2
First Supplemental Indenture, dated April 13, 2018, by and between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed April 19, 2018).

4.3
Second Supplemental Indenture, dated May 30, 2018, by and among Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 31, 2018).

4.4	Form of Note (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed April 19, 2018).
10.1
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).#

10.2
Amended and Restated Wyndham Worldwide Corporation 2006 Equity Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14A filed April 6, 2018).

10.3
Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2018).

10.4
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.5
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.6
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.7
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels & Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.8
Credit Agreement, dated as of May 31, 2018, among Wyndham Destinations, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018).

10.9	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).

10.10
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.11
Separation and Release Agreement, dated as of May 21, 2018, by and between Wyndham Destinations, Inc. and Gail Mandel (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed June 4, 2018).

10.12
Separation and Release Agreement, dated as of July 28, 2017, by and between Wyndham Worldwide Corporation and Thomas G. Conforti (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed June 4, 2018).

10.13
Amendment No. 1 to the Separation and Release Agreement, dated as of May 29, 2018, by and between Wyndham Worldwide Corporation and Thomas G. Conforti (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed June 4, 2018).

10.14
Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.15	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).
10.16
Letter Agreement, dated as March 22, 2018, by and between Wyndham Vacation Ownership, Inc. and Elizabeth E. Dreyer (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018).

10.17
Form Indemnification Agreement to be entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

12*	Computation of Ratio of Earnings to Fixed Charges
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report
** Furnished with this report
# Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish a supplemental copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM DESTINATIONS, INC.

Date: August 9, 2018	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: August 9, 2018	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer