Form 10-Q
period 2018-09-30
Wyndham Destinations, Inc.
filed 2018-11-01
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
97,452,743 shares of common stock outstanding as of September 30, 2018.

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

AOCI        Accumulated Other Comprehensive Income
Barclays        Barclays Bank PLC
Board        Board of Directors
Buyer        Compass IV Limited, an affiliate of Platinum Equity, LLC
Company        Wyndham Destinations, Inc. and its subsidiaries
EBITDA        Earnings Before Interest, Income Taxes and Depreciation/Amortization
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
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. (formerly Wyndham Worldwide Corporation) and subsidiaries (the "Company") as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income, for the three-month and nine-month periods ended September 30, 2018 and 2017, and of (deficit)/equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
November 1, 2018

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues
Vacation ownership interest sales	$503	$466	$1,323	$1,262
Service and membership fees	417	416	1,245	1,225
Consumer financing	126	119	363	343
Other	16	14	45	46
Net revenues	1,062	1,015	2,976	2,876
Expenses
Operating	431	429	1,252	1,238
Cost of vacation ownership interests	53	41	131	115
Consumer financing interest	23	17	62	54
Marketing and reservation	179	154	465	412
General and administrative	116	131	402	439
Separation and related costs	35	16	198	16
Asset impairments	(4)	—	(4)	140
Restructuring	—	8	—	14
Depreciation and amortization	32	35	105	100
Total expenses	865	831	2,611	2,528
Operating income	197	184	365	348
Other (income), net	(22)	(19)	(33)	(24)
Interest expense	37	40	129	114
Interest (income)	—	(1)	(3)	(4)
Income before income taxes	182	164	272	262
Provision for income taxes	51	62	112	60
Income from continuing operations	131	102	160	202
Income/(loss) from operations of discontinued businesses, net of income taxes	(3)	162	(52)	237
Income on disposal of discontinued businesses, net of income taxes	20	—	452	—
Net income	148	264	560	439
Net income attributable to noncontrolling interest	—	—	—	(1)
Net income attributable to Wyndham Destinations shareholders	$148	$264	$560	$438

Basic earnings per share
Continuing operations	$1.32	$1.00	$1.61	$1.94
Discontinued operations	0.17	1.58	4.01	2.29
	$1.49	$2.58	$5.62	$4.23
Diluted earnings per share
Continuing operations	$1.31	$0.99	$1.60	$1.93
Discontinued operations	0.18	1.58	4.00	2.28
	$1.49	$2.57	$5.60	$4.21

Cash dividends declared per share	$0.41	$0.58	$1.48	$1.74

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to Wyndham Destinations shareholders	$148	$264	$560	$438
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(5)	29	(24)	98
Unrealized gain on cash flow hedges	—	(1)	—	(1)
Defined benefit pension plans	—	—	4	—
Other comprehensive (loss)/income, net of tax	(5)	28	(20)	97
Comprehensive income	$143	$292	$540	$535

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$164	$48
Trade receivables, net	197	195
Vacation ownership contract receivables, net	2,989	2,901
Inventory	1,197	1,249
Prepaid expenses	129	118
Property and equipment, net	775	822
Goodwill	936	911
Other intangibles, net	146	143
Other assets	599	499
Assets of discontinued operations	—	3,564
Total assets	$7,132	$10,450
Liabilities and (deficit)/equity
Accounts payable	$147	$232
Deferred income	564	559
Accrued expenses and other liabilities	1,062	847
Non-recourse vacation ownership debt	2,190	2,098
Debt	2,969	3,908
Deferred income taxes	709	613
Liabilities of discontinued operations	—	1,419
Total liabilities	7,641	9,676
Commitments and contingencies (Note 14)
Stockholders' (deficit)/equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 219,875,341 issued as of 2018 and 218,796,817 as of 2017	2	2
Treasury stock, at cost – 122,554,247 shares as of 2018 and 118,887,441 shares as of 2017	(5,943)	(5,719)
Additional paid-in capital	4,074	3,996
Retained earnings	1,384	2,501
Accumulated other comprehensive loss	(31)	(11)
Total stockholders’ (deficit)/equity	(514)	769
Noncontrolling interest	5	5
Total (deficit)/equity	(509)	774
Total liabilities and (deficit)/equity	$7,132	$10,450

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$560	$439
(Income)/loss from operations of discontinued businesses, net of income taxes	52	(237)
(Income) on disposal of discontinued businesses, net of income taxes	(452)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	100
Provision for loan losses	350	319
Deferred income taxes	84	44
Stock-based compensation	121	40
Asset impairments	6	140
Non-cash interest	13	17
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(21)	17
Vacation ownership contract receivables	(457)	(387)
Inventory	(48)	(79)
Deferred income	12	9
Accounts payable, accrued expenses, other assets and other liabilities	(120)	(158)
Net cash provided by operating activities - continuing operations	205	264
Net cash provided by operating activities - discontinued operations	150	400
Net cash provided by operating activities	355	664
Investing activities
Property and equipment additions	(63)	(76)
Net assets acquired, net of cash acquired, and acquisition-related payments	(5)	(27)
Proceeds from asset sales	11	3
Other, net	(7)	(3)
Cash used in investing activities - continuing operations	(64)	(103)
Cash used in investing activities - discontinued operations	(672)	(51)
Net cash used in investing activities	(736)	(154)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,821	1,087
Principal payments on non-recourse vacation ownership debt	(1,727)	(1,233)
Proceeds from debt	2,800	1,338
Principal payments on debt	(3,018)	(932)
Repayments of commercial paper, net	(147)	(327)
Proceeds from notes issued and term loan	300	694
Repayment of notes	(789)	(300)
Repayments of vacation ownership inventory arrangement	(12)	(41)
Dividends to shareholders	(154)	(184)
Cash transferred to Wyndham Hotels at spin-off	(495)	—
Repurchase of common stock	(226)	(447)
Debt issuance costs	(13)	(7)
Net share settlement of incentive equity awards	(56)	(34)
Other, net	(2)	—
Cash used in financing activities - continuing operations	(1,718)	(386)
Cash provided by/(used in) financing activities - discontinued operations	2,066	(18)
Net cash provided by/(used in) financing activities	348	(404)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(6)	16
Net change in cash, cash equivalents and restricted cash	(39)	122
Cash, cash equivalents and restricted cash, beginning of period	416	333
Cash, cash equivalents and restricted cash, end of period	377	455
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	—	207
Cash, cash equivalents and restricted cash of continuing operations, end of period	$377	$248

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Net income	—	—	—	—	560	—	—	560
Other comprehensive loss	—	—	—	—	—	(20)	—	(20)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(56)	—	—	—	(56)
Change in stock-based compensation	—	—	—	141	—	—	—	141
Change in stock-based compensation and impact of equity restructuring for Board of Directors	—	—	—	(7)	—	—	—	(7)
Repurchase of common stock	(4)	—	(224)	—	—	—	—	(224)
Dividends	—	—	—	—	(151)	—	—	(151)
Cumulative-effect adjustment	—	—	—	—	(19)	—	—	(19)
Spin-off of Wyndham Hotels and other equity adjustments related to discontinued businesses	—	—	—	—	(1,507)	—	—	(1,507)
Balance as of September 30, 2018	97	$2	$(5,943)	$4,074	$1,384	$(31)	$5	$(509)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,886	$(106)	$4	$634
Net income	—	—	—	—	438	—	1	439
Other comprehensive income	—	—	—	—	—	97	—	97
Net share settlement of stock-based compensation	—	—	—	(34)	—	—	—	(34)
Change in stock-based compensation	—	—	—	46	—	—	—	46
Change in stock-based compensation for Board of Directors	—	—	—	2	—	—	—	2
Repurchase of common stock	(5)	—	(450)	—	—	—	—	(450)
Dividends	—	—	—	—	(180)	—	—	(180)
Other	—	—	—	—	—	—	1	1
Balance as of September 30, 2017	101	$2	$(5,568)	$3,980	$2,144	$(9)	$6	$555

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Background and Basis of Presentation

Background

Wyndham Destinations, Inc., formerly known as Wyndham Worldwide Corporation, and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners.

On May 31, 2018, the Company completed the previously announced spin-off of its hotel business into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Wyndham Destinations shareholders. In connection with the spin-off, the Company entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between the Company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities between the Company and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

On May 9, 2018, the Company completed the sale of its European vacation rentals business.

For all periods presented, the Company has classified the results of operations for its hotel business and its European vacation rentals business as discontinued operations, unless otherwise noted. See further detail in Note 6—Discontinued Operations.

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

The Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified (no such distinction) in the second quarter of 2018. This change was prompted by the spin-off of Wyndham Hotels at which time the Company became predominantly a real-estate timeshare company. This presentation conforms to that of the Company’s peers within the timeshare industry. Both the December 31, 2017 and the September 30, 2018 Condensed Consolidated Balance Sheets have been presented in an unclassified format.

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

Recently Issued Accounting Pronouncements

Leases. In February 2016, the FASB issued guidance for lease accounting. The guidance requires a lessee to recognize right of use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The guidance requires modified retrospective application and is effective for fiscal years beginning after December 15, 2018 for public companies; however, early adoption is permitted. Entities are allowed to apply the modified retrospective approach (i) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (ii) retrospectively at the beginning of the period of adoption on January 1, 2019, through a cumulative-effect adjustment.

Upon adoption of this guidance, the Company anticipates that most of its operating leases will result in the recognition of right of use assets and the corresponding liabilities on its Consolidated Balance Sheets. The Company’s operating lease portfolio is comprised of real estate and equipment leases. We have established a cross-functional coordinated team to implement the guidance. We are in the process of finalizing the scope of the impact, implementing a new system solution and evaluating our processes and internal controls to meet the reporting and disclosure requirements. Although the actual impact of the guidance will depend on the Company’s lease portfolio at the time of adoption, we expect its adoption to have a significant impact on our Consolidated Balance Sheets. The Company continues to assess all implications of the implementation of this guidance and related financial disclosures.

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

Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance allowing for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from accumulated other comprehensive income (“AOCI”) to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

Implementation Costs in Cloud Computing Arrangements. In August 2018, the FASB issued guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

The tables below summarize the impact of the adoption of the new revenue standard and reclassifications related to discontinued operations on the Company’s Condensed Consolidated Income Statements:

	Three Months Ended September 30, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment	Adjusted Balance
Vacation ownership interest sales	$467	$—	$(1)	$466
Service and membership fees	754	(333)	(5)	416
Franchise fees	204	(204)	—	—
Consumer financing	119	—	—	119
Other	85	(78)	7	14
Net revenues	1,629	(615)	1	1,015
Expenses
Operating	713	(275)	(9)	429
Cost of vacation ownership interests	41	—	—	41
Consumer financing interest	17	—	—	17
Marketing and reservation	250	(101)	5	154
General and administrative	173	(44)	2	131
Separation and related costs	24	(8)	—	16
Restructuring	8	—	—	8
Depreciation and amortization	69	(34)	—	35
Total expenses	1,295	(462)	(2)	831
Operating income	334	(153)	3	184
Other (income), net	(19)	—	—	(19)
Interest expense	42	(2)	—	40
Interest (income)	(2)	1	—	(1)
Income before income taxes	313	(152)	3	164
Provision for income taxes	110	(49)	1	62
Income from continuing operations	203	(103)	2	102
Income from operations of discontinued businesses, net of income taxes	—	103	59	162
Net income	$203	$—	$61	$264

Basic earnings per share
Continuing operations	$1.98	$(1.00)	$0.02	$1.00
Discontinued operations	—	1.00	0.58	1.58
	$1.98	$—	$0.60	$2.58
Diluted earnings per share
Continuing operations	$1.97	$(1.00)	$0.02	$0.99
Discontinued operations	—	1.00	0.58	1.58
	$1.97	$—	$0.60	$2.57

*Excludes the impact of the new revenue standard.

	Nine Months Ended September 30, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment	Adjusted Balance
Vacation ownership interest sales	1,265	—	(3)	1,262
Service and membership fees	2,043	(799)	(19)	1,225
Franchise fees	522	(522)	—	—
Consumer financing	343	—	—	343
Other	254	(225)	17	46
Net revenues	4,427	(1,546)	(5)	2,876
Expenses
Operating	1,968	(703)	(27)	1,238
Cost of vacation ownership interests	115	—	—	115
Consumer financing interest	54	—	—	54
Marketing and reservation	676	(277)	13	412
General and administrative	557	(124)	6	439
Separation and related costs	24	(8)	—	16
Asset impairments	140	—	—	140
Restructuring	15	(1)	—	14
Depreciation and amortization	197	(97)	—	100
Total expenses	3,746	(1,210)	(8)	2,528
Operating income	681	(336)	3	348
Other (income), net	(24)	—	—	(24)
Interest expense	115	(1)	—	114
Interest (income)	(6)	2	—	(4)
Income before income taxes	596	(337)	3	262
Provision for income taxes	173	(114)	1	60
Income from continuing operations	423	(223)	2	202
Income from operations of discontinued businesses, net of income taxes	—	223	14	237
Net income	423	—	16	439
Net income attributable to noncontrolling interest	(1)	—	—	(1)
Net income attributable to Wyndham Destinations shareholders	$422	$—	$16	$438

Basic earnings per share
Continuing operations	$4.07	$(2.15)	$0.02	$1.94
Discontinued operations	—	2.15	0.14	2.29
	$4.07	$—	$0.16	$4.23
Diluted earnings per share
Continuing operations	$4.05	$(2.14)	$0.02	$1.93
Discontinued operations	—	2.14	0.14	2.28
	$4.05	$—	$0.16	$4.21

*Excludes the impact of the new revenue standard.

	Year Ended December 31, 2017
Net revenues	Previously Reported Balance	Discontinued Operations*	New Revenue Standard Adjustment		Adjusted Balance
Vacation ownership interest sales	1,689	—	(5)		1,684
Service and membership fees	1,895	(269)	(27)		1,599
Franchise fees	695	(695)	—		—
Consumer financing	463	—	—		463
Other	334	(297)	23		60
Net revenues	5,076	(1,261)	(9)		3,806
Expenses
Operating	2,194	(523)	(35)		1,636
Cost of vacation ownership interests	150	—	—		150
Consumer financing interest	74	—	—		74
Marketing and reservation	773	(247)	20		546
General and administrative	648	(75)	7		580
Separation and related costs	51	(25)	—		26
Asset impairments	246	(41)	—		205
Restructuring	15	(1)	—		14
Depreciation and amortization	213	(77)	—		136
Total expenses	4,364	(989)	(8)		3,367
Operating income	712	(272)	(1)		439
Other (income), net	(27)	(1)	—		(28)
Interest expense	156	(1)	—		155
Interest (income)	(7)	1	—		(6)
Income before income taxes	590	(271)	(1)		318
(Benefit) from income taxes	(229)	(101)	2	(a)	(328)
Income from continuing operations	819	(170)	(3)		646
Income from operations of discontinued businesses, net of income taxes	53	170	(14)		209
Net income	872	—	(17)		855
Net income attributable to noncontrolling interest	(1)	—	—		(1)
Net income attributable to Wyndham Destinations shareholders	$871	$—	$(17)		$854

Basic earnings per share
Continuing operations	$7.94	$(1.65)	$(0.03)		$6.26
Discontinued operations	0.52	1.65	(0.14)		2.03
	$8.46	$—	$(0.17)		$8.29
Diluted earnings per share
Continuing operations	$7.89	$(1.64)	$(0.03)		$6.22
Discontinued operations	0.51	1.64	(0.14)		2.01
	$8.40	$—	$(0.17)		$8.23

*Excludes the impact of the new revenue standard.

(a)
Includes a $3 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. federal corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act.

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

Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, which resulted in a cumulative-effect decrease to retained earnings of $19 million.

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

The table below summarizes the effects of the new statement of cash flows and restricted cash guidance on the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2017
Increase/(decrease):	Previously Reported Balance	Discontinued Operations	New Accounting Standard Adjustment	Adjusted Balance
Operating activities	$666	$(400)	$(2)	$264
Investing activities	$(171)	$51	$17	$(103)

	As of September 30, 2017
	Previously Reported Balance	Discontinued Operations	New Restricted Cash Standard Adjustment	Adjusted Balance
Cash, cash equivalents and restricted cash, beginning of period	$185	$—	$148	$333
Cash, cash equivalents and restricted cash, end of period	$289	$(207)	$166	$248

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that comprise the total of the cash, cash equivalents and restricted cash shown within the Condensed Consolidated Statements of Cash Flows:

September 30, 2018
Cash and cash equivalents	$164
Restricted cash included in other assets	213
Total cash, cash equivalents and restricted cash	$377

December 31, 2017
Cash and cash equivalents	$48
Restricted cash included in other assets	171
Cash, cash equivalents and restricted cash included in assets of discontinued operations	197
Total cash, cash equivalents and restricted cash	$416

3.	Revenue Recognition

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to other travel-related products and services. Consideration paid by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

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

The Company earns revenue from its RCI Elite Rewards co–branded credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability until the Company’s performance obligations have been satisfied. The program primarily contains two performance obligations: (i) brand performance services, for which revenue is recognized over the contract term on a straight-line basis, and (ii) issuance and redemption of loyalty points, for which revenue is recognized over time based upon the redemption pattern of the loyalty points earned under the program including an estimate of loyalty points that will expire without redemption.

The Company’s vacation rental brands derive revenue from fees associated with the rental of vacation rental properties managed and marketed by the Company on behalf of independent owners. The Company remits the rental fee received from the renter to the independent owner, net of the Company’s agreed-upon fee. The related revenue from such fees, net of expected refunds, is recognized over the renter’s stay. The Company’s vacation rental brands also derive revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations that are generally recognized when the service is delivered.

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of September 30, 2018 and December 31, 2017 are as follows:

Contract Liabilities	September 30, 2018	December 31, 2017
Deferred subscription revenue	$227	$229
Deferred VOI trial package revenue	121	108
Deferred VOI incentive revenue	97	102
Deferred exchange-related revenue	58	63
Deferred vacation rental revenue	37	38
Deferred co-branded credit card programs revenue	14	13
Deferred other revenue	10	3
Total	$564	$556

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

Capitalized Contract Costs

The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. These capitalized costs were $44 million as of September 30, 2018 and December 31, 2017, and are included within other assets on the Condensed Consolidated Balance Sheet.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2018 and December 31, 2017, these capitalized costs were $23 million and $9 million, respectively.

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

	10/1/2018-9/30/2019	10/1/2019-9/30/2020	10/1/2020-9/30/2021	Thereafter	Total
Subscription revenue	$126	$54	$26	$21	$227
VOI trial package revenue	121	—	—	—	121
VOI incentive revenue	97	—	—	—	97
Exchange-related revenue	53	3	1	1	58
Vacation rental revenue	37	—	—	—	37
Co-branded credit card programs revenue	6	4	2	2	14
Other revenue	10	—	—	—	10
Total	$450	$61	$29	$24	$564

Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Vacation Ownership
Vacation ownership interest sales	$503	$466	$1,323	$1,262
Property management fees and reimbursable revenues	172	160	497	488
Consumer financing	126	119	363	343
Fee-for-Service commissions	4	8	23	14
Ancillary revenues	15	15	45	45
Total Vacation Ownership	820	768	2,251	2,152

Exchange & Rentals
Exchange revenues	158	163	512	515
Vacation rental revenues	61	63	146	147
Ancillary revenues	24	22	69	63
Total Exchange & Rentals	243	248	727	725

Corporate and other
Eliminations	(1)	(1)	(2)	(1)

Net Revenues	$1,062	$1,015	$2,976	$2,876

4.	Earnings Per Share

The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income from continuing operations attributable to Wyndham Destinations shareholders	$131	$102	$160	$201
(Loss)/income from operations of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	(3)	162	(52)	237
Income on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	20	—	452	—
Net income attributable to Wyndham Destinations shareholders	$148	$264	$560	$438

Basic earnings per share
Continuing operations	$1.32	$1.00	$1.61	$1.94
Discontinued operations	0.17	1.58	4.01	2.29
	$1.49	$2.58	$5.62	$4.23
Diluted earnings per share
Continuing operations	$1.31	$0.99	$1.60	$1.93
Discontinued operations	0.18	1.58	4.00	2.28
	$1.49	$2.57	$5.60	$4.21

Basic weighted average shares outstanding	99.1	102.4	99.7	103.7
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.4	0.5	0.4	0.5
Diluted weighted average shares outstanding (c)	99.5	102.9	100.1	104.2

Dividends:
Aggregate dividends paid to shareholders	$40	$59	$154	$184

(a)
Excludes 0.6 million and 0.2 million restricted stock units (“RSUs”) for the three and nine months ended September 30, 2018 that would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeiture. The number of anti-dilutive RSUs for the three and nine months ended September 30, 2017 was immaterial.

(b)	As a result of the spin-off of Wyndham Hotels, the Company accelerated the vesting of PSUs. There were no outstanding PSUs as of September 30, 2018.

(c)	Excludes 0.8 million and 0.4 million outstanding stock awards for the three and nine months ended September 30, 2018 that would have been anti-dilutive to EPS.

Stock Repurchase Program

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares Repurchased	Cost	Average Price Per Share
As of December 31, 2017	94.4	$4,938	$52.32
Repurchases prior to spin-off of Wyndham Hotels	0.9	103	$114.89
Repurchases after spin-off of Wyndham Hotels	2.7	121	$43.71
As of September 30, 2018	98.0	$5,162

The Company had $916 million of remaining availability under its program as of September 30, 2018.

5.	Acquisitions

La Quinta Holdings Inc. (“La Quinta”). In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the spin-off of Wyndham Hotels. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

Love Home Swap. In August 2017, the Company acquired a controlling interest in Love Home Swap, a United Kingdom home exchange company. The Company had convertible notes which, at the time of acquisition, it converted into a 47% equity ownership interest in Love Home Swap and purchased the remaining 53% of equity for $28 million, net of cash acquired. As a result, the Company recognized a non-cash gain of $13 million, net of transaction costs, resulting from the remeasurement of the carrying value of the Company’s 47% ownership interest to its fair value. The purchase price allocations resulted primarily in the recognition of (i) $48 million of goodwill, none of which is expected to be deductible for tax purposes, (ii) $7 million of trademarks, (iii) $4 million of other assets and (iv) $6 million of liabilities. Love Home Swap is included within our Exchange & Rentals segment.

Other. In June of 2017, the Company completed one other acquisition at its former Destination Network segment for $5 million in cash, net of cash acquired. The purchase price allocations resulted primarily in the recognition of (i) $12 million of other assets, (ii) $3 million of goodwill, all of which is expected to be deductible for tax purposes, (iii) $1 million of definite-lived intangible assets with a weighted average life of twelve years, and (iv) $11 million of liabilities.

The Company also completed two other acquisitions at its former Destination Network segment during the first quarter of 2017, which are included in discontinued operations, for $11 million in cash, net of cash acquired, and $1 million of contingent consideration.

6.	Discontinued Operations

On May 9, 2018, the Company completed the previously announced sale of its European vacation rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC (the “Buyer”), and received net proceeds of $1.03 billion. During the third quarter of 2018, a portion ($46 million) of the escrow deposit made by the Company in connection with post-closing credit support was agreed to be released in October 2018 in exchange for a secured bonding facility and a perpetual guarantee of $46 million. This third-quarter activity resulted in an additional after-tax gain of $20 million, bringing the cumulative after-tax gain to $452 million, net of $160 million in taxes. The transaction is subject to customary adjustments for cash, debt and working capital. Guarantees and indemnifications provided to the seller are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries.

On May 31, 2018, the Company completed the spin-off of its hotel business. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. This spin-off included the newly-acquired La Quinta businesses as discussed in Note 5—Acquisitions. In addition, during the second quarter the Company sold its Knights Inn brand and franchise system for $27 million, resulting in a $23 million gain.

For all periods presented, the Company has classified the results of operations for its hotel business and the European vacation rentals business as discontinued operations in its condensed consolidated financial statements and related notes, unless otherwise noted. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued and will not continue to be recognized on an ongoing basis. Discontinued operations exclude the allocation of corporate overhead and interest. Discontinued operations included $93 million of separation and related costs and $19 million of transaction costs related to the sale of the Europeans rentals business during the nine months ended September 30, 2018.

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

The following table below presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$—	$705	$720	$1,581
Expenses:
Operating	3	273	343	667
Marketing and reservation	—	110	200	323
General and administrative	—	48	89	128
Separation and related costs	—	8	93	8
Depreciation and amortization	—	34	52	97
Total expenses	3	473	777	1,223
Interest expense	—	2	—	1
Interest (income)	—	(1)	—	(2)
Provision/(benefit) for income taxes	—	69	(5)	122
Income/(loss) from operations of discontinued businesses, net of income taxes	(3)	162	(52)	237
Income on disposal of discontinued businesses, net of income taxes	20	—	452	—
Income on discontinued operations, net of income taxes	$17	$162	$400	$237

The following table presents information regarding certain components of cash flows from discontinued operations:

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$150	$400
Cash flows used in investing activities	$(672)	$(51)
Cash flows provided by/(used in) financing activities	$2,066	$(18)

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	197	—
Depreciation and amortization	52	97
Stock-based compensation	22	8
Deferred income taxes	(23)	15

Property and equipment additions	(38)	(49)
Net assets of business acquired, net of cash acquired	(1,696)	(2)
Proceeds from sale of businesses and asset sales	1,052	8

7.	Vacation Ownership Contract Receivables

The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of:

	September 30, 2018	December 31, 2017
Vacation ownership contract receivables:
Securitized	$2,587	$2,553
Non-securitized	1,145	1,039
Vacation ownership contract receivables, gross	3,732	3,592
Less: Allowance for loan losses	743	691
Vacation ownership contract receivables, net	$2,989	$2,901

The Company’s securitized vacation ownership contract receivables generated interest income of $93 million and $268 million during the three and nine months ended September 30, 2018, respectively, and $85 million and $251 million during the three and nine months ended September 30, 2017, respectively. Such interest income is included within consumer financing revenue on the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2018 and 2017, the Company originated vacation ownership contract receivables of $1.13 billion and $1.04 billion, respectively, and received principal collections of $674 million and $656 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.1% and 13.9% as of September 30, 2018 and December 31, 2017, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	350
Contract receivables write-offs, net	(298)
Allowance for loan losses as of September 30, 2018	$743

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	319
Contract receivables write-offs, net	(256)
Allowance for loan losses as of September 30, 2017	$684

In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $132 million and $350 million as a reduction of net revenues during the three and nine months ended September 30, 2018, respectively, and $123 million and $319 million for the three and nine months ended September 30, 2017, respectively.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,969	$1,045	$164	$137	$251	$3,566
31 - 60 days	21	33	17	5	2	78
61 - 90 days	12	18	11	3	1	45
91 - 120 days	10	14	15	3	1	43
Total	$2,012	$1,110	$207	$148	$255	$3,732

	As of December 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,849	$1,021	$166	$133	$262	$3,431
31 - 60 days	19	32	17	5	2	75
61 - 90 days	9	18	13	3	1	44
91 - 120 days	9	16	15	2	—	42
Total	$1,886	$1,087	$211	$143	$265	$3,592

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

8.	Inventory

Inventory consisted of:

	September 30, 2018	December 31, 2017
Land held for VOI development	$1	$4
VOI construction in process	38	25
Inventory sold subject to repurchase	39	43
Completed VOI inventory	771	841
Estimated VOI recoveries	288	279
Exchange & Rentals vacation credits and other	60	57
Total inventory	$1,197	$1,249

During the nine months ended September 30, 2018, the Company transferred $59 million of VOI inventory to property and equipment; and during the nine months ended September 30, 2017, the Company transferred $36 million from property and equipment to VOI inventory. In addition to the inventory obligations listed below, the Company had $9 million and $6 million of inventory accruals included within accounts payable on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

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

The Company recognized no gain or loss on these sales transactions. In accordance with these agreements with third-party developers, the Company has conditional rights and conditional obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the Company’s conditional rights and obligations constitute continuing involvement therefore prohibiting the Company from accounting for these transactions as sales.

During 2017, the Company acquired property located in Austin, Texas from a third-party developer for vacation ownership inventory and property and equipment.

The following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Saint Thomas (*)	Austin	Total
December 31, 2016	$32	$68	$98	$—	$198
Purchases	—	10	22	94	126
Payments	(11)	(29)	(76)	(32)	(148)
September 30, 2017	$21	$49	$44	$62	$176

December 31, 2017	$22	$60	$—	$62	$144
Purchases	—	12	—	—	12
Payments	(11)	(33)	—	(31)	(75)
September 30, 2018	$11	$39	$—	$31	$81

Reported in December 2017:
Accrued expenses and other liabilities	$22	$60	$—	$62	$144
Total inventory obligations	$22	$60	$—	$62	$144

Reported in September 2018:
Accrued expenses and other liabilities	$11	$39	$—	$31	$81
Total inventory obligations	$11	$39	$—	$31	$81

(*) As a result of consolidating the Saint Thomas special purpose entity (“SPE”) in the fourth quarter of 2017, the inventory obligation is presented within other debt on the Condensed Consolidated Balance Sheet.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $121 million as of September 30, 2018.

9.	Debt

The Company’s indebtedness consisted of:

	September 30, 2018	December 31, 2017
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,449	$1,219
$800 million bank conduit facility (due April 2020) (c)	319	333
$750 million bank conduit facility (due January 2019) (d)	422	546
Total	$2,190	$2,098

Debt: (e)
$1.5 billion revolving credit facility (due July 2020)(f)	$—	$395
$1.0 billion secured revolving credit facility (due May 2023)(g)	269	—
Commercial paper(h)	—	147
$325 million term loan (due March 2021)(f)	—	324
$300 million secured term loan B (due May 2025)	296	—
$450 million 2.50% senior unsecured notes (due March 2018) (i)	—	450
$40 million 7.375% secured notes (due March 2020) (j)	40	40
$250 million 5.625% secured notes (due March 2021) (j)	249	248
$650 million 4.25% secured notes (due March 2022) (j) (k)	649	648
$400 million 3.90% secured notes (due March 2023) (j) (l)	405	406
$300 million 4.15% secured notes (due April 2024) (j)	297	297
$350 million 5.10% secured notes (due October 2025) (j) (m)	341	340
$400 million 4.50% secured notes (due April 2027) (j) (n)	377	396
Capital leases (o)	4	72
Other	42	145
Total	$2,969	$3,908

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (SPEs), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.75 billion and $2.68 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of September 30, 2018 and December 31, 2017, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $17 million and $15 million as of September 30, 2018 and December 31, 2017, respectively.

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

(e)
The carrying amounts of the secured notes and term loans are net of unamortized discounts of $12 million and $14 million as of September 30, 2018 and December 31, 2017, respectively. The carrying amounts of the secured notes and term loans are net of debt financing costs of $7 million and $5 million as of September 30, 2018 and December 31, 2017, respectively.

(f)	In connection with the spin-off of Wyndham Hotels and entry into new credit facilities, the credit facility and term loan were terminated effective May 31, 2018.

(g)	As of September 30, 2018, the weighted average interest rate on borrowings from this facility was 4.47%.

(h)	The Company’s European and U.S. commercial paper programs were terminated during the first and second quarter of 2018, respectively.

(i)	The Company repaid this note in 2018.

(j)
These notes were previously unsecured; however, with the issuance of the $1.0 billion revolving credit facility and the $300 million term loan B, these notes are now secured by assets and properties as identified in the related security agreement.

(k)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of September 30, 2018 and December 31, 2017, respectively.

(l)	Includes $7 million and $8 million of unamortized gains from the settlement of a derivative as of September 30, 2018 and December 31, 2017, respectively.

(m)	Includes $7 million and $8 million of unamortized losses from the settlement of a derivative as of September 30, 2018 and December 31, 2017, respectively.

(n)	Includes a $19 million decrease and $1 million increase in the carrying value resulting from a fair value hedge derivative as of September 30, 2018 and December 31, 2017, respectively.

(o)
Decrease is related to conveyance of the lease for Wyndham Worldwide headquarters to Wyndham Hotels as part of the spin-off. Refer to Note 21—Transactions with Former Parent and Former Subsidiaries for additional detail.

New Credit Agreement

On May 31, 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for new senior secured credit facilities in the amount of $1.3 billion, consisting of secured term loan B of $300 million maturing in 2025 and a new revolving facility of $1.0 billion maturing in 2023. The interest rate per annum applicable to the term loan B is equal to, at the Company’s option, either a base rate (currently 5.25%) plus a margin of 1.25% or LIBOR (Eurocurrency Rate) plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the new revolving credit facility is equal to, at the Company’s option, either a base rate (currently 5.25%) plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Wyndham Destinations and its restricted subsidiaries. The LIBOR rate with respect to either term loan B or revolving credit facility borrowings is subject to a “floor” of 0.00%.

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

Separation and Related Debt Activity

In connection with the spin-off of Wyndham Hotels and the entry into the credit facilities described above, on May 31, 2018, the Company used net proceeds from the secured term loan B and $220 million of borrowings under the new $1.0 billion revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020. In addition, effective May 31, 2018, the Company terminated the $1.5 billion revolving credit facility maturing in 2020, the $400 million 364-day credit facility maturing in 2018 and the $325 million term loan maturing in 2021.

In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the spin-off of Wyndham Hotels. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt remained debt of Wyndham Hotels for which we are not liable.

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

Sierra Timeshare 2018-2 Receivables Funding LLC

On July 18, 2018, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2018-2 Receivables Funding, LLC, with an initial principal amount of $500 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.65%. The advance rate for this transaction was 88.65%.

Commercial Paper

The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018, respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million, respectively. As of September 30, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34% under its U.S. commercial paper program.

Fair Value Hedges

During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 4.50% senior unsecured notes with notional amounts of $400 million. The fixed interest rate on these notes was effectively modified to a variable LIBOR-based index. As of September 30, 2018, the variable interest rate on the notional portion of the 4.50% senior unsecured notes was 4.42%.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to interest expense on the Condensed Consolidated Statements of Income. The Company has $8 million and $9 million of deferred gains as of September 30, 2018 and December 31, 2017 which are included within debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity

The Company’s outstanding debt as of September 30, 2018 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$237	$48	$285
Between 1 and 2 years	512	44	556
Between 2 and 3 years	418	252	670
Between 3 and 4 years	163	652	815
Between 4 and 5 years	176	677	853
Thereafter	684	1,296	1,980
	$2,190	$2,969	$5,159

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2018, available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,550	$1,000
Less: Outstanding borrowings	741	269
Less: Letters of credit	—	35
Available capacity	$809	$696

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A and Sierra Receivable Funding Conduit III 2017-A facilities. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion revolving credit facility.

Debt Covenants

The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2018, our interest coverage ratio was 6.1 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2018, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse term securitizations and bank conduit facilities contain certain tests based on default, delinquency and overcollateralization rates of the loan pool that collateralizes such non-recourse financing. If a loan pool is not in compliance with those tests, the cash flows for that loan pool will be retained as extra collateral for such financing or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2018, all of our loan pools were in compliance with the applicable tests.

Interest Expense

During the three and nine months ended September 30, 2018, the Company incurred interest expense of $37 million and $129 million, respectively, on debt excluding non-recourse vacation ownership debt, including offset of less than $1 million and $1 million of capitalized interest, respectively. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $128 million during the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2017, the Company incurred interest expense of $40 million and $114 million, respectively, on debt excluding non-recourse vacation ownership debt, including offset of less than $1 million and $1 million of capitalized interest, respectively. Such amounts are included within interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $117 million during the nine months ended September 30, 2017.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt during the three and nine months ended September 30, 2018 was $23 million and $62 million, respectively, and $17 million and $54 million during the three and nine months ended September 30, 2017, respectively, and is recorded within consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $41 million and $37 million for the nine months ended September 30, 2018 and 2017.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2018	December 31, 2017
Securitized contract receivables, gross (a)	$2,587	$2,553
Securitized restricted cash (b)	140	106
Interest receivables on securitized contract receivables (c)	21	22
Other assets (d)	4	4
Total SPE assets	2,752	2,685
Non-recourse term notes (e) (f)	1,449	1,219
Non-recourse conduit facilities (e)	741	879
Other liabilities (g)	2	2
Total SPE liabilities	2,192	2,100
SPE assets in excess of SPE liabilities	$560	$585

(a)	Included in vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in other assets on the Condensed Consolidated Balance Sheets.

(c)	Included in trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $17 million and $15 million as of September 30, 2018 and December 31, 2017, respectively, related to non-recourse debt

(g)	Primarily includes accrued interest on non-recourse debt, which is included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.15 billion and $1.04 billion as of September 30, 2018 and December 31, 2017, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of non-recourse liabilities and the allowance for loan losses, is as follows:

	September 30, 2018	December 31, 2017
SPE assets in excess of SPE liabilities	$560	$585
Non-securitized contract receivables	1,145	1,039
Less: Allowance for loan losses	743	691
Total, net	$962	$933

In addition to restricted cash related to securitizations, the Company had $74 million and $65 million of restricted cash related to escrow deposits as of September 30, 2018 and December 31, 2017, respectively, which are recorded within other assets on the Condensed Consolidated Balance Sheets.

Clearwater, FL Property

During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through a SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay its mortgage notes related to the property. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated $51 million of both property and equipment and other debt on its Condensed Consolidated Balance Sheet.

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

During the fourth quarter of 2017, the Company became the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of property and equipment and $104 million of debt on its Condensed Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value resulting from the impact of the third quarter 2017 hurricanes.

The assets and liabilities of the Clearwater, FL Property and Saint Thomas Property SPEs are as follows:

	September 30, 2018	December 31, 2017
Property and equipment, net	$32	$90
Total SPE assets	32	90
Debt (a)	42	131
Total SPE liabilities	42	131
SPE deficit	$(10)	$(41)

(a)	Included $42 million and $131 million relating to mortgage notes, which were included in Debt on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and 2017, the SPE conveyed $17 million and $30 million, respectively, of property and equipment to the Company.

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

As of September 30, 2018, the Company had interest rate swap contracts resulting in $21 million of liabilities which are included within other liabilities and foreign exchange contracts resulting in less than $1 million of assets which are included within other assets on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, and foreign exchange forward contracts. For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$2,989	$3,629	$2,901	$3,489
Debt
Total debt	$5,159	$5,119	$6,006	$6,084

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

12.	Derivative Instruments and Hedging Activities

Foreign Currency Risk

The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, Canadian and Australian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, forecasted earnings of foreign subsidiaries and intercompany borrowings that are denominated in currencies other than the Company’s underlying functional currency.

Additionally, the Company uses foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. Gains and losses relating to freestanding foreign currency contracts are included in operating expenses on the Company’s Condensed Consolidated Statements of Income and are substantially offset by the earnings effect from the underlying items that were economically hedged. The freestanding foreign currency contracts resulted in a less than $1 million gain and $1 million of loss during the three months ended September 30, 2018 and 2017, respectively. The freestanding foreign currency contracts resulted in $3 million and $1 million of gains during the nine months ended September 30, 2018 and 2017, respectively. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCI to earnings over the next 12 months is not material.

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

Losses on derivatives recognized in AOCI for the three and nine months ended September 30, 2018 and 2017 were not material.

13.	Income Taxes

The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rate decreased from 37.8% during the three months ended September 30, 2017 to 28.0% during the three months ended September 30, 2018 primarily due to the tax benefit from the U.S. federal corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company’s effective tax rate increased from 22.9% during the nine months ended September 30, 2017 to 41.2% during the nine months ended September 30, 2018 primarily due to (i) the absence of tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017, (ii) non-cash state tax charges associated with the separation of the hotel business, (iii) non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018; partially offset by (iv) tax benefit from the U.S. federal corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company made cash income tax payments, net of refunds, of $101 million and $200 million during the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company made cash income tax payments, net of refunds, of $10 million and $17 million during the nine months ended September 30, 2018 and 2017, respectively, related to discontinued operations.

The Company has not made any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded for 2017 during this quarter. During the fourth quarter of 2018, the Company filed its U.S. federal income tax return and is preparing and filing returns for other jurisdictions that will be filed by the end of the year. As a result, the Company will be analyzing the impact on its estimates from the U.S. Tax Cuts and Jobs Act recorded in 2017, and will record these adjustments during the fourth quarter of 2018.

14.	Commitments and Contingencies

The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition.

Wyndham Destinations Litigation

The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its exchange & rentals business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $14 million and $25 million as of September 30, 2018 and December 31, 2017, respectively. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, which is discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $50 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

15.	Accumulated Other Comprehensive (Loss)/Income

The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(1)	$(6)	$(103)
Other comprehensive (loss) before reclassifications	(52)	—	—	(52)
Amount reclassified to earnings	24	—	6	30
Balance, September 30, 2018	$(124)	$(1)	$—	$(125)

Tax
Balance, December 31, 2017	$89	$1	$2	$92
Other comprehensive income before reclassifications	4	—	—	4
Amount reclassified to earnings	—	—	(2)	(2)
Balance, September 30, 2018	$93	$1	$—	$94

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive (loss) before reclassifications	(48)	—	—	(48)
Amount reclassified to earnings	24	—	4	28
Balance, September 30, 2018	$(31)	$—	$—	$(31)

	Foreign	Unrealized	Defined	Accumulated
	Currency	Gains /(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2016	$(218)	$—	$(7)	$(225)
Other comprehensive income	110	—	—	110
Balance, September 30, 2017	$(108)	$—	$(7)	$(115)

Tax
Balance, December 31, 2016	$116	$1	$2	$119
Other comprehensive (loss)	(12)	(1)	—	(13)
Balance, September 30, 2017	$104	$—	$2	$106

Net of Tax
Balance, December 31, 2016	$(102)	$1	$(5)	$(106)
Other comprehensive income/(loss)	98	(1)	—	97
Balance, September 30, 2017	$(4)	$—	$(5)	$(9)

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

Reclassifications out of accumulated other comprehensive loss are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation adjustments, net
Income on disposal of discontinued businesses, net of income taxes	$—	$—	$(24)	$—
Net Income (loss)	$—	$—	$(24)	$—

Defined benefit pension plans, net
Income on disposal of discontinued businesses, net of income taxes	$—	$—	$(4)	$—
Net Income (loss)	$—	$—	$(4)	$—

16.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018 (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2018, 14.8 million shares remain available.

Incentive Equity Awards Granted by the Company

In connection with the spin-off of Wyndham Hotels, the Company accelerated vesting of all Wyndham Worldwide Corporation RSUs granted through the year ended December 31, 2017. Wyndham Destinations RSUs held by Wyndham Hotels employees vested upon separation and RSUs held by Wyndham Destination employees will vest on November 30, 2018 in accordance with their terms.

During the nine months ended September 30, 2018, the Company granted incentive equity awards to key employees and senior officers totaling $58 million in the form of RSUs and $7 million in the form of stock options. Of these awards, $22 million of RSUs will vest ratably over a period of 16 months, and the remaining RSUs and stock options will vest ratably over a period of 48 months.

The activity related to incentive equity awards granted by the Company for the nine months ended September 30, 2018 consisted of the following:

	Balance at December 31, 2017	Effect of Spin-off (a)	Granted		Vested/Exercised		Balance at September 30, 2018
RSUs
Number of RSUs	1.6	0.7	0.9	(f)	(1.9)	(e)	1.3	(b)
Weighted average grant price	$81.18	NM	$72.35		$63.11		$53.79

PSUs
Number of PSUs	0.7	0.3	—		(1.0)		—	(c)
Weighted average grant price	$81.77	NM	$—		$66.42		$—

SSARs
Number of SSARs	0.2	—	—		—		0.2	(d)
Weighted average grant price	$77.40	$—	$—		$—		$34.24

NQs
Number of NQs	—	—	0.8		—		0.8	(g)
Weighted average grant price	$—	$—	$48.71		$—		$48.71

NM- Not meaningful

(a)	Impact of equity restructuring in connection with the spin-off of Wyndham Hotels.

(b)	Aggregate unrecognized compensation expense related to RSUs was $45 million as of September 30, 2018, which is expected to be recognized over a weighted average period of 3.4 years.

(c)	As a result of the spin-off of Wyndham Hotels the Company accelerated the vesting of all PSUs, therefore there was no unrecognized compensation expense as of September 30, 2018.

(d)	There were 0.2 million SSARs that were exercisable as of September 30, 2018. There was no unrecognized compensation expense related to SSARs as of September 30, 2018 as all SSARs were vested.

(e)	Primarily reflects accelerated vesting in connection with the spin-off of Wyndham Hotels.

(f)	Includes 0.2 million shares granted in March 2018, under the Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, as amended.

(g)	Unrecognized compensation expense for NQs was $6 million as of September 30, 2018, which is expected to be recognized over a period of 3.7 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $11 million and $141 million during the three and nine months ended September 30, 2018 and $15 million and $46 million during the three and nine months ended September 30, 2017, related to incentive equity awards granted to key employees and senior officers. The Company also recorded stock-based compensation expense for non-employee directors of less than $1 million and $1 million during the three months ended September 30, 2018 and 2017, respectively, and $1 million during the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, $22 million of this expense has been classified within discontinued operations. Stock-based compensation expense for the three and nine months ended September 30, 2018 included $9 million, and $100 million of expense which has been classified within separation and related costs in continuing operations. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during the nine months ended September 30, 2017.

The Company paid $56 million and $34 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2018 and 2017, respectively.

17.	Segment Information

As a result of the completion of the spin-off of Wyndham Hotels, the Company now has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company updated its segment reporting beginning in the second quarter of 2018 to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the completion of the spin-off of Wyndham Hotels and the sale of the European vacation rental business, management uses net revenues and Adjusted EBITDA to assess the performance review of the reportable segments. Adjusted EBITDA is defined by the Company as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA should be considered in addition to, and not as a substitute for, the information presented in our condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues	2018	2017	2018	2017
Vacation Ownership	$820	$768	$2,251	$2,152
Exchange & Rentals	243	248	727	725
Total reportable segments	1,063	1,016	2,978	2,877
Corporate and other (a)	(1)	(1)	(2)	(1)
Total Company	$1,062	$1,015	$2,976	$2,876

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Wyndham Destinations shareholders	$148	$264	$560	$438
Net income attributable to noncontrolling interest	—	—	—	1
(Income)/loss from operations of discontinued businesses, net of income taxes	3	(162)	52	(237)
(Income) on disposal of discontinued businesses, net of income taxes	(20)	—	(452)	—
Provision for income taxes	51	62	112	60
Depreciation and amortization	32	35	105	100
Interest expense	37	40	129	114
Interest (income)	—	(1)	(3)	(4)
Separation and related costs (b)	35	16	198	16
Restructuring	—	8	—	14
Asset impairments	(4)	—	(4)	140
Legacy items (c)	—	(7)	—	(6)
Acquisition gain, net	—	(13)	—	(13)
Stock-based compensation	3	11	21	34
Value-added tax refund	(16)	—	(16)	—
Adjusted EBITDA	$269	$253	$702	$657

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2018	2017	2018	2017
Vacation Ownership	$203	$194	$530	$506
Exchange & Rentals	79	80	228	222
Total reportable segments	282	274	758	728
Corporate and other (a)	(13)	(21)	(56)	(71)
Total Company	$269	$253	$702	$657

(a)	Includes the elimination of transactions between segments

(b)	Includes $9 million and $100 million of stock based compensation expenses for the three and nine months ended September 30, 2018 and $2 million for the three and nine months ended September 30, 2017.

(c)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company's separation from Cendant.

Segment Assets (a)	September 30, 2018	December 31, 2017
Vacation Ownership	$5,365	$5,246
Exchange & Rentals	1,639	1,472
Total reportable segments	7,004	6,718
Corporate and other	128	168
Total Company	$7,132	$6,886

(a)	Excludes investment in consolidated subs and assets of discontinued operations.

18.	Separation and Transaction Costs

On May 31, 2018, the Company completed the spin-off of its hotel business. This transaction resulted in operations being held by two separate, publicly traded companies as discussed in Note 1—Background and Basis of Presentation. Prior to the spin-off, the Company completed the sale of its European vacation rentals business.

During the three and nine months ended September 30, 2018, the Company incurred $35 million and $198 million of expenses, respectively, in connection with the spin-off of the hotel business which are reflected within continuing operations and include related costs of the spin-off, of which $30 million and $191 million were related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during the nine months ended September 30, 2018, the Company incurred $93 million of separation related expenses in connection with the hotel spin-off and $19 million of transaction costs related to the European vacation rentals business. These expenses are reflected within discontinued operations and include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

During the three and nine months ended September 30, 2017, the Company incurred $16 million of expenses associated with the planned spin-off of the hotel business and the exploration of strategic alternatives for the European vacation rentals business which are reflected within continuing operations. Additionally, during this same time period the Company incurred $8 million of separation related costs that are included within discontinued operations. These costs include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

19.	Restructuring

2017 Restructuring Plans

During 2017, the Company recorded $14 million of restructuring charges, all of which were personnel-related and consisted of (i) $8 million at its Exchange & Rentals segment which primarily focused on enhancing organizational efficiency and rationalizing its operations and (ii) $6 million at its corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions. During 2018, the Company reduced its restructuring liability with $4 million of cash payments. The remaining liability of less than $1 million, as of September 30, 2018, is expected to be paid by the end of 2018.

The Company has additional restructuring plans which were implemented prior to 2017. The remaining liability of $1 million as of September 30, 2018, which is related to leased facilities, is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized by category as follows:

	Liability as of		Liability as of
	December 31, 2017	Cash Payments	September 30, 2018
Personnel-related	$4	$(4)	$—
Facility-related	1	—	1
	$5	$(4)	$1

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

During the third quarter of 2018, the Company sold a property located in Las Vegas, Nevada which was previously impaired by $27 million as part of the aforementioned fair value assessment on the land held for VOI development during the second quarter of 2017. The Company received net proceeds of $11 million, resulting in a gain on sale of $8 million, which is included within asset impairments on the Condensed Consolidated Statements of Income.

As a result of changes in market conditions, the Company updated its long-term development goals during the third quarter of 2018 which resulted in $4 million of additional impairment charges on previously impaired properties. This additional impairment expense and the Las Vegas property impairment reversal, resulted in a net impairment reversal of $4 million for the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. This charge was recorded within asset impairments on the Condensed Consolidated Statement of Income.

Refer to Note 18—Separation and Transaction Costs for discussion of the additional 2018 impairment associated with the spin-off of Wyndham Hotels.

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

As of September 30, 2018, the Cendant separation and related liabilities of $16 million are comprised of $13 million for tax liabilities, $1 million for other contingent and corporate liabilities and $2 million of liabilities where the calculated guarantee amount exceeded the contingent liability assumed at the separation date. These liabilities were recorded within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2017, the Company had $16 million of Cendant separation-related liabilities, which were recorded within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

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

Matters Related to the European Vacation Rentals Business

In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Such post-closing credit support included a guarantee of up to $180 million through June 30, 2019, which has an estimated fair value of $2 million. Such post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. The Buyer has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support (other than the guarantee by Wyndham Destinations of up to $180 million) is enforced or called upon.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authorities by September 30, 2018. An escrow was established at closing and a portion of it was subsequently agreed to be released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. One-third of the $46 million escrow release is payable to Wyndham Hotels pending potential post-closing adjustments. The estimated fair value of the guarantee was $22 million at September 30, 2018. The Company established a $7 million receivable, representing the amount that would be due from Wyndham Hotels, which resulted in an $8 million reduction in retained earnings.

The Company also deposited $5 million into an escrow account, which will be returned to the Company on May 9, 2019, if the gross limit of the Barclays Bank PLC (“Barclays”) pound sterling cash pooling arrangement with the Buyer remains at least £10 million and security is not demanded by Barclays. If any further security is demanded by Barclays, the Company must pay an additional £1 million into the escrow account.

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications total $43 million at September 30, 2018.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in Pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $41 million at September 30, 2018. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s and BB for S&P. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $96 million and was recorded in accrued expenses and other liabilities at September 30, 2018. A receivable of $23 million was included in other assets at September 30, 2018 representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During the third quarter of 2018, Compass IV Limited, an affiliate of Platinum Equity, LLC, proposed certain post-closing adjustments netting to approximately $60 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. While the Company intends to vigorously dispute these proposed adjustments, at this time we cannot reasonably estimate the probability or amount of the potential liability owed to Compass IV Limited, if any. Any actual liability would be split two-thirds and one-third between the Company and Wyndham Hotels, respectively, and the impact would be included in discontinued operations.

22.	Related Party Transactions

During August 2018, the Company provided notification to the owner trustee of its intent to exercise the purchase option for the company aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the company aircraft to its former CEO and current Chairman of the Board at a price equivalent to the purchase price.

23.	Subsequent Events

Sierra Timeshare 2018-3 Receivables Funding LLC

On October 17, 2018, the Company closed on the placement of a series of term notes payable, issued by Sierra Timeshare 2018-3 Receivables Funding, LLC with an aggregate principle amount of $350 million maturing in September 2035. These notes are secured by vacation ownership contract receivables, and bear interest at a weighted average coupon rate of 4.02%. The advance rate for this transaction was 98%. The recourse on these notes is limited to the extent of the collateral. No other assets of the Company will be available to pay the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off and the divestiture of our European vacation rentals business, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part II-Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which restate our risk factors in their entirety, and those described from time to time in our future reports. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

European Vacation Rentals Business

In February 2018, we entered into an agreement for the sale of our European vacation rentals business for $1.23 billion. This sale closed on May 9, 2018. As a result of this sale, the Company received net proceeds of $1.03 billion during the second quarter and reached an agreement with the Buyer to release $46 million of its escrow deposit in October resulting in the recognition of a cumulative after-tax gain of $452 million. We have agreed to provide certain post-closing credit support in order to ensure that the Buyer meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations in the Condensed Consolidated Financial Statements unless otherwise noted. For further details see Note 6—Discontinued Operations.

La Quinta Acquisition

In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the spin-off of Wyndham Hotels. Upon completion of the spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

RESULTS OF OPERATIONS
As a result of the completion of the spin-off of Wyndham Hotels, the Company now has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company updated its segment reporting beginning in the second quarter of 2018 to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the completion of the spin-off of Wyndham Hotels and the sale of the European vacation rental business, management uses net revenues and Adjusted EBITDA to assess the performance review of the reportable segments. Adjusted EBITDA is defined by the Company as net income before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. Adjusted EBITDA should be considered in addition to, and not as a substitute for, the information presented in our condensed consolidated financial statements.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2018 and 2017. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2018	2017	% Change
Vacation Ownership
Gross VOI sales (in 000s) (a) (g)	$640,000	$600,000	6.7
Tours (in 000s) (b)	259	247	4.9
Volume Per Guest (“VPG”) (c)	$2,350	$2,299	2.2
Exchange & Rentals
Average number of members (in 000s) (d) (e)	3,857	3,792	1.7
Exchange revenue per member (d) (f)	$163.84	$172.43	(5.0)

(a)
Represents total sales of VOIs, including sales under the Fee-for-Service program before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(b)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $31 million and $32 million during the three months ended September 30, 2018 and 2017, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

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

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended September 30, 2018 and 2017 (in millions):

	2018	2017
Gross VOI sales	$640	$600
Less: Fee-for-Service sales (1)	(5)	(11)
Gross VOI sales, net of Fee-for-Service sales	635	589
Less: Loan loss provision	(132)	(123)
Vacation ownership interest sales	$503	$466

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. Fee-for-Service commission revenues were $4 million and $8 million for the three months ended September 30, 2018 and 2017, respectively. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED SEPTEMBER 30, 2017
Our consolidated results are as follows:

	Three Months Ended September 30,
	2018	2017	Favorable/(Unfavorable)
Net revenues	$1,062	$1,015	$47
Expenses	865	831	(34)
Operating income	197	184	13
Other (income), net	(22)	(19)	3
Interest expense	37	40	3
Interest (income)	—	(1)	(1)
Income before income taxes	182	164	18
Provision for income taxes	51	62	11
Income from continuing operations	131	102	29
(Loss)/income from operations of discontinued businesses, net of income taxes	(3)	162	(165)
Income on disposal of discontinued businesses, net of income taxes	20	—	20
Net income	$148	$264	$(116)

Net revenues increased $47 million (4.6%) for the three months ended September 30, 2018 compared with the same period last year. Foreign currency unfavorably impacted net revenues by $6 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$56 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales and consumer financing revenues; partially offset by

•	$3 million of decreased revenues at our exchange & rentals business primarily driven by lower exchange inventory levels and a change in customer mix.

Expenses increased $34 million (4.1%) for the three months ended September 30, 2018 compared with the same period last year. Foreign currency favorably impacted expenses by $5 million. Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$26 million increase in operating expenses related to higher revenues,

•	$19 million increase in separation costs related to the spin-off of Wyndham Hotels,

•	$4 million additional impairment on previously impaired properties; partially offset by

•	$8 million impairment reversal related to gain on sale of previously impaired land; and

•	$8 million decrease in restructuring costs.

Other income, net of other expenses increased by $3 million for the three months ended September 30, 2018 compared with the same period last year, primarily due to the refund of value-added taxes; partially offset by the prior year gain related to the Love Home Swap acquisition.

Interest expense decreased $3 million for the three months ended September 30, 2018 compared with the same period last year primarily due to the absence of interest related to the $450 million 2.50% senior unsecured note which was repaid in March 2018 for which there was no equivalent debt issuance.

Our effective tax rates were 28.0% and 37.8% for the three months ended September 30, 2018 and 2017, respectively. The decrease was primarily due to the tax benefit from the U.S. federal corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

Our results of operations for the three months ended September 30, 2018 reflect the negative impact of the hurricane Florence which occurred in the third quarter of 2018. We estimate that hurricane Florence reduced our revenues, Adjusted EBITDA, and net income by $13 million, $10 million, and $7 million, respectively.

Income on disposal of discontinued businesses, net of income taxes was $20 million for the three months ended September 30, 2018, as a result of the Buyer agreeing to release funds held in escrow related to the sale of the European vacation rentals business, partially offset by the fair value of a related guarantee provided by the Company.

As a result of these items, net income decreased by $116 million for the three months ended September 30, 2018 as compared to the same period last year.

Our segment results are as follows:

	Three Months Ended September 30,
Net Revenues	2018	2017
Vacation Ownership	$820	$768
Exchange & Rentals	243	248
Total reportable segments	1,063	1,016
Corporate and other (a)	(1)	(1)
Total Company	$1,062	$1,015

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended September 30,
	2018	2017
Net income attributable to Wyndham Destinations shareholders	$148	$264
(Income) from operations of discontinued businesses, net of income taxes	3	(162)
(Income) on disposal of discontinued businesses, net of income taxes	(20)	—
Provision for income taxes	51	62
Depreciation and amortization	32	35
Interest expense	37	40
Interest (income)	—	(1)
Separation and related costs (b)	35	16
Restructuring	—	8
Asset impairments	(4)	—
Legacy items (c)	—	(7)
Acquisition gain, net	—	(13)
Stock-based compensation	3	11
Value-added tax refund	(16)	—
Adjusted EBITDA	$269	$253

	Three Months Ended September 30,
Adjusted EBITDA	2018	2017
Vacation Ownership	$203	$194
Exchange & Rentals	79	80
Total reportable segments	282	274
Corporate and other (a)	(13)	(21)
Total Company	$269	$253

(a)	Includes the elimination of transactions between segments.

(b)	Includes $9 million and $2 million of stock based compensation expenses for the three months ended September 30, 2018 and 2017.

(c)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company's separation from Cendant.

Vacation Ownership

Net revenues increased $52 million (6.8%) and Adjusted EBITDA increased $9 million (4.6%) during the three months ended September 30, 2018 compared with the same period of 2017. Foreign currency unfavorably impacted net revenues by $4 million and Adjusted EBITDA by less than $1 million. Increases in net revenues were primarily driven by:

•
$46 million increase in gross VOI sales, net of Fee-for-Service sales, primarily due to a 7.8% increase in sales driven by a 4.9% increase in tours, reflecting our continued focus on new owner generation, and a 2.2% increase in VPG; partially offset by a $9 million increase in our provision for loan losses due to higher gross VOI sales and an increase in percentage of financed sales;

•	$11 million increase in property management revenues primarily due to higher management fees, and

•	$7 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance; partially offset by

•	$4 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$26 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$13 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$12 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales;

•	$6 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate on our non-recourse debt; and

•	$5 million increase in property management operating expenses.

Such decreases in Adjusted EBITDA were partially offset by:

•	$11 million of lower maintenance fees on unsold inventory; and

•	$5 million of lower employee-related costs; and

•	$3 million decrease in commission expense as a result of lower Fee-for-Service VOI sales.

Exchange & Rentals

Net revenues decreased $5 million (2.0%) and Adjusted EBITDA decreased $1 million (1.3%) during the three months ended September 30, 2018 compared with the same period during 2017. Foreign currency unfavorably impacted net revenues by $2 million and had no impact on Adjusted EBITDA. Our acquisitions contributed $3 million of incremental revenues and had no impact on Adjusted EBITDA during the third quarter of 2018.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$3 million decrease in exchange and related service revenues primarily driven by lower inventory levels and a change in customer mix; and

•	$2 million decrease in net revenues generated from vacation rental transactions and related services, partially offset by

•	$2 million increase in ancillary revenues.

In addition, Adjusted EBITDA included:

•	$7 million of cost savings related to overhead and operations; partially offset by

•	$4 million negative net impact from the absence of proceeds received for business interruption insurance claims and other legal settlements in 2017; and

•	$3 million of incremental costs due to acquisitions.

Corporate and Other

Corporate Adjusted EBITDA increased $8 million during the three months ended September 30, 2018 compared to 2017 primarily due to lower employee-related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2018	2017	Favorable/(Unfavorable)
Net revenues	$2,976	$2,876	$100
Expenses	2,611	2,528	(83)
Operating income	365	348	17
Other (income), net	(33)	(24)	9
Interest expense	129	114	(15)
Interest (income)	(3)	(4)	(1)
Income before income taxes	272	262	10
Provision for income taxes	112	60	(52)
Income from continuing operations	160	202	(42)
(Loss)/income from operations of discontinued businesses, net of income taxes	(52)	237	(289)
Income on disposal of discontinued businesses, net of income taxes	452	—	452
Net income	$560	$439	$121
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham Destinations shareholders	$560	$438	$122

Net revenues increased $100 million (3.5%) for the nine months ended September 30, 2018 compared with the same period last year. Foreign currency unfavorably impacted net revenues by $1 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$101 million of higher revenues at our vacation ownership business largely due to an increase in net VOI sales and consumer financing revenues; and

•
$1 million of higher revenues at our exchange & rentals business primarily driven by $6 million increase in ancillary revenues primarily driven by homeowner services and transitional service agreement fees, partially offset by $4 million decrease in exchange and related service revenues primarily driven by lower inventory levels and a change in customer mix.

Expenses increased $83 million (3.3%) for the nine months ended September 30, 2018 compared with the same period last year. Foreign currency unfavorably impacted expenses by less than $1 million. Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$182 million increase in separation costs related to the spin-off of Wyndham Hotels;

•	$42 million of increased expenses from operations related to higher revenues;

•	$12 million incremental expenses related to acquisitions at our Exchange & Rentals segment; and

•	$5 million increase in depreciation and amortization primarily resulting from the impact of property and equipment additions; partially offset by

•	$144 million decrease driven by the non-cash impairment in 2017 for undeveloped VOI land; and

•	$14 million decrease in restructuring related costs.

Other income, net of other expense increased $9 million for the nine months ended September 30, 2018 compared with the same period last year, primarily due to the business interruption insurance claims received in 2018 related to the 2017 hurricanes and refund of value-added taxes; compared to lower prior year activity from the gain related to the Love Home Swap acquisition.

Interest expense increased $15 million for the nine months ended September 30, 2018 compared with the same period last year primarily due to an increase in the average outstanding revolving credit facility balances, less favorable debt mix, and higher interest rates.

Our effective tax rates were 41.2% and 22.9% for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to (i) the absence of tax benefit on foreign currency losses recognized from an internal restructuring undertaken to realign the organizational and capital structure of certain foreign operations during 2017, (ii) non-cash state tax charges associated with the separation of the hotel business, (iii) non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018; partially offset by (iv) tax benefit from the U.S. federal corporate income tax rate reduction resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

Our results of operations for the nine months ended September 30, 2018 reflect the negative impact of the hurricane Florence which occurred in the third quarter of 2018. We estimate that hurricane Florence reduced our revenues, Adjusted EBITDA, and net income by $13 million, $10 million, and $7 million, respectively.

Income on disposal of discontinued businesses, net of income taxes was $452 million for the nine months ended September 30, 2018, representing the gain on sale of the European vacation rentals business.

As a result of these items, net income attributable to Wyndham Destinations shareholders increased $122 million for the nine months ended September 30, 2018 as compared to the same period last year.

Our segment results are as follows:

	Nine Months Ended September 30,
Net Revenues	2018	2017
Vacation Ownership	$2,251	$2,152
Exchange & Rentals	727	725
Total reportable segments	2,978	2,877
Corporate and other (a)	(2)	(1)
Total Company	$2,976	$2,876

Reconciliation of Net income to Adjusted EBITDA	Nine Months Ended September 30,
	2018	2017
Net income attributable to Wyndham Destinations shareholders	$560	$438
Net income attributable to noncontrolling interest	—	1
Loss/(income) from operations of discontinued businesses, net of income taxes	52	(237)
(Income) on disposal of discontinued businesses, net of income taxes	(452)	—
Provision for income taxes	112	60
Depreciation and amortization	105	100
Interest expense	129	114
Interest (income)	(3)	(4)
Separation and related costs (b)	198	16
Restructuring	—	14
Asset impairments	(4)	140
Legacy items (c)	—	(6)
Acquisition gain, net	—	(13)
Stock-based compensation	21	34
Value-added tax refund	(16)	—
Adjusted EBITDA	$702	$657

	Nine Months Ended September 30,
Adjusted EBITDA	2018	2017
Vacation Ownership	$530	$506
Exchange & Rentals	228	222
Total reportable segments	758	728
Corporate and other (a)	(56)	(71)
Total Company	$702	$657

(a)    Includes the elimination of transactions between segments.

(b)	Includes $100 million and $2 million of stock based compensation expenses for the nine months ended September 30, 2018 and 2017.

(c)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company's separation from Cendant.

Vacation Ownership

Net revenues increased $99 million (4.6%) and Adjusted EBITDA increased $24 million (4.7%) during the nine months ended September 30, 2018 compared with the same period of 2017. Foreign currency unfavorably impacted net revenues by $2 million and Adjusted EBITDA by $1 million. Increases in net revenues were primarily driven by:

•
$92 million increase in gross VOI sales, net of Fee-for-Service sales, mainly due to a 5.8% increase in sales driven by a 4.9% increase in tours, reflecting our continued focus on new owner generation, and a 1.9% increase in VPG, partially offset by a $31 million increase in our provision for loan losses due to higher gross VOI sales and the impact of higher defaults;

•	$20 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance;

•	$9 million increase in property management revenues primarily due to higher management fees; and

•	$9 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$53 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$33 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$12 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales;

•	$8 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate on our non-recourse debt; and

•	$8 million increase in commission expenses as a result of higher Fee-for-Service VOI sales.

Such decreases in Adjusted EBITDA were partially offset by:

•	$24 million of lower maintenance fees on unsold inventory;

•	$12 million of decrease in general and administrative expenses primarily associated with lower employee-related costs and legal expenses; and

•	$3 million received from the settlement of business interruption claims.

Exchange & Rentals

Net revenues increased $2 million (0.3%) and Adjusted EBITDA increased $6 million (2.7%) during the nine months ended September 30, 2018 compared with the same period during 2017. Foreign currency favorably impacted net revenues by $1 million and Adjusted EBITDA by $4 million. Our acquisitions contributed $11 million of incremental revenues and $1 million of Adjusted EBITDA loss during the first nine months of 2018.

Increases in net revenues excluding the impact of currency were primarily driven by:

•	$6 million increase in ancillary revenues primarily driven by homeowner services and transitional service agreement fees; partially offset by

•	$4 million decrease in exchange and related service revenues primarily driven by lower inventory levels and a change in customer mix, and

•	$1 million decrease in net revenues generated from vacation rental transactions and related services.

In addition, Adjusted EBITDA excluding the impact of currency included:

•	$14 million of cost savings related to overhead and operations; partially offset by

•	$12 million of incremental costs due to acquisitions, and

•	$3 million negative net impact from the absence of legal settlement proceeds received in 2017.

Corporate and Other

Corporate Adjusted EBITDA increased $15 million during the nine months ended September 30, 2018 compared to 2017 primarily due to lower employee-related costs.

RESTRUCTURING PLANS

During 2017, we incurred $14 million of personnel-related restructuring charges consisting of (i) $8 million at our Exchange & Rentals segment, primarily focused on enhancing organizational efficiency and rationalizing operations and (ii) $6 million at our corporate operations which focused on rationalizing the sourcing function and outsourcing certain information technology functions. During the nine months ended September 30, 2018, we made $4 million of cash payments. The remaining liability of less than $1 million as of September 30, 2018 is expected to be paid by the end of 2018.

We have additional restructuring plans which were implemented prior to 2017. The remaining liability of $1 million as of September 30, 2018 related to leased facilities is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

	September 30, 2018	December 31, 2017	Change
Total assets	$7,132	$10,450	$(3,318)
Total liabilities	$7,641	$9,676	$(2,035)
Total (deficit)/equity	$(509)	$774	$(1,283)

Total assets decreased $3.32 billion from December 31, 2017 to September 30, 2018 primarily due to:

•	$3.56 billion decrease due to the completion of the spin-off of Wyndham Hotels and the sale of the European vacation rentals business; partially offset by

•	$116 million increase in cash primarily related to increases at our international businesses,

•	$100 million increase in other assets primarily due to escrow receivable from Compass IV Limited and increase in securitized cash, and

•	$88 million increase in vacation ownership contract receivables.

Total liabilities decreased $2.04 billion from December 31, 2017 to September 30, 2018 primarily due to:

•	$1.42 billion decrease due to the spin-off of Wyndham Hotels and the sale of the European vacation rentals business,

•
$939 million reduction in debt, primarily related to the repayment of the $450 million 2.5% senior unsecured notes that matured in March 2018, the termination of the revolving credit facility maturing in 2020, the term loan maturing in 2021, and the commercial paper program, partially offset by borrowings under the new revolving credit facility maturing in 2023 and term loan maturing in 2025, and

•	$85 million decrease in accounts payable due to timing of purchases and payments in the normal course of business; partially offset by

•	$215 million increase in accrued expenses and other liabilities, primarily due to increase in income taxes payable, accrued other liabilities, and guarantee liabilities, and

•
$96 million increase in deferred income taxes, primarily related to installment sales of VOIs, deferred income taxes transferred to Wyndham Hotels and the deduction associated with stock-based compensation.

Total equity decreased $1.28 billion from December 31, 2017 to September 30, 2018 primarily due to:

•	$1.51 billion decrease in retained earnings associated with the spin-off of Wyndham Hotels,

•	$224 million treasury stock repurchases

•	$151 million of dividends, and

•	$56 million reduction in additional paid-in capital related to net share settlement of incentive equity awards; partially offset by

•	$560 million of net income attributable to Wyndham Destinations shareholders, and

•	$141 million increase in deferred compensation.

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

In connection with the spin-off of Wyndham Hotels and the entry into new credit facilities described in Note 9—Debt, on May 31, 2018, the Company used net proceeds from the term loan and $220 million of borrowings under the new revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020. In addition, effective May 31, 2018, the Company terminated its $1.5 billion revolving credit facility maturing in 2020, its $400 million 364-day credit facility maturing in 2018 and its $325 million term loan borrowings maturing in 2021.

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion. As of September 30, 2018, we had $696 million of available capacity, net of letters of credit.

The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018, respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million respectively. As of September 30, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34% under its U.S. commercial paper program.

Our two-year non-recourse vacation ownership receivables bank conduit facility, with borrowing capability through April 2020, has a total capacity of $800 million and available capacity of $481 million as of September 30, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than May 2021.

Our fifteen-month, $750 million non-recourse vacation ownership receivables bank conduit facility has borrowing capability through January 2019 and available capacity of $328 million as of September 30, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than January 2020.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

CASH FLOW

The following table summarizes the changes in cash and cash equivalents during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$205	$264	$(59)
Discontinued operations	150	400	(250)
Investing activities:
Continuing operations	(64)	(103)	39
Discontinued operations	(672)	(51)	(621)
Financing activities:
Continuing operations	(1,718)	(386)	(1,332)
Discontinued operations	2,066	(18)	2,084
Effects of changes in exchange rates on cash and cash equivalents	(6)	16	(22)
Net change in cash, cash equivalents and restricted cash	$(39)	$122	$(161)

Operating Activities

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2018 decreased by $59 million compared to the same period of the prior year. Such decrease was driven by a $42 million decrease in net income from continuing operations and a $36 million increase in cash utilized for working capital (net change in assets and liabilities); partially offset by a $19 million increase in non-cash items.

Net cash provided by operating activities from discontinued operations for the nine months ended September 30, 2018 decreased by $250 million compared to the same period of the prior year. Such decrease was driven by a $544 million decrease in non-cash items; partially offset by $163 million increase in net income from discontinued operations and $131 million decrease in cash utilized for working capital (net change in assets and liabilities).

Investing Activities

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2018 decreased by $39 million primarily due to the Love Home Swap acquisition in 2017 for which there was no equivalent acquisition in 2018, and lower additions of property and equipment in the current period.

Net cash used in investing activities from discontinued operations for the nine months ended September 30, 2018 increased by $621 million. The increase was driven by $1.7 billion of net cash used to acquire La Quinta offset by $1.03 billion of cash proceeds from the sale of the European vacation rentals business.

Financing Activities

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2018 increased $1.33 billion compared to the same period of the prior year, primarily due to higher net borrowings of $1.06 billion, $495 million of cash transferred to Wyndham Hotels upon spin-off; partially offset by $221 million lower share repurchases.

Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2018 increased $2.08 billion compared to the same period of the prior year representing the proceeds from borrowings associated with the La Quinta acquisition.

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

During the nine months ended September 30, 2018, we spent $170 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2018, we anticipate spending between $220 million and $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the five-year period 2018 through 2022 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2018, we spent $63 million on capital expenditures primarily for information technology enhancement projects. During 2018, we anticipate spending between $110 million and $130 million on capital expenditures.

In connection with our focus on optimizing cash flow, we are continuing our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our balance sheet. The partner will complete the development of the project and we may purchase finished inventory at a future date as needed or as obligated under the agreement.

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

Under our current stock repurchase program, we repurchased 3.6 million shares at an average price of $61.02 for a cost of $224 million during the nine months ended September 30, 2018. The average price was impacted by five months of higher per share price prior to the spin-off of Wyndham Hotels and four months of lower per share price post-spin.

Dividends

During the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018, we paid cash dividends of $0.66, $0.41 and $0.41 per share, respectively ($154 million in aggregate). Cash dividends per share were reduced ratably in the second quarter as a result of the spin-off of Wyndham Hotels. During each of the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017 we paid cash dividends of $0.58 per share ($184 million in aggregate).

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

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2018, our interest coverage ratio was 6.1 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2018, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse term securitizations and bank conduit facilities contain certain tests based on default, delinquency and overcollateralization rates of the loan pool that collateralizes such non-recourse financing. If a loan pool is not in compliance with those tests, the cash flows for that loan pool will be retained as extra collateral for such financing or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2018, all of our loan pools were in compliance with the applicable tests.

LIQUIDITY
The Company finances certain of its vacation ownership contract receivables through (i) asset-backed bank conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to the Company with respect to principal and interest.

We believe that our $800 million bank conduit facility, with a term through April 2020 and our $750 million bank conduit facility, with a term through January 2019, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of September 30, 2018, we had $809 million of availability under these asset-backed bank conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from fifteen surety providers in the amount of $2.60 billion, of which we had $361 million outstanding as of September 30, 2018. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our vacation ownership contract receivables portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our vacation ownership contract receivables securitization program, could be adversely affected if we were to fail to renew or replace our conduit facility on its expiration date, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying vacation ownership contract receivables deteriorate. Our ability to sell securities backed by our vacation ownership contract receivables depends on the continued ability and willingness of capital market participants to invest in such securities.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/18 - 9/30/19	10/1/19 - 9/30/20	10/1/20 - 9/30/21	10/1/21 - 9/30/22	10/1/22 - 9/30/23	Thereafter	Total
Non-recourse debt (a)	$237	$512	$418	$163	$176	$684	$2,190
Debt	48	44	252	652	677	1,296	2,969
Interest on debt (b)	218	201	171	138	106	115	949
Operating leases	42	37	32	28	25	104	268
Purchase commitments (c)	154	128	31	19	14	24	370
Inventory sold subject to conditional repurchase (d)	36	38	56	30	—	—	160
Separation liabilities (e)	3	13	—	—	—	—	16
Total (f)	$738	$973	$960	$1,030	$998	$2,223	$6,922

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and the swapped interest rates on our non-recourse debt.

(c)
Includes (i) $169 million relating to the development of vacation ownership properties, of which $43 million was included within total liabilities on the Condensed Consolidated Balance Sheet, (ii) $55 million for information technology activities and (iii) $44 million for marketing-related activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory for further detail) of which $39 million was included within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(e)	Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation (See Note 21—Transactions with Former Parent and Former Subsidiaries for further details).

(f)
Excludes a $36 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. For discussion of these matters along with the Company’s guarantees and indemnifications see Note 14—Commitments and Contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2018 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in an approximate $1 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

Our variable rate borrowings, which include our term loan, senior unsecured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2018 was approximately $741 million in non-recourse vacation ownership debt and $943 million in corporate debt. A 100 basis point change in the underlying interest rates would result in an approximate $7 million increase or decrease in annual consumer financing interest expense and an approximate $10 million increase or decrease in our annual debt interest expense.

As such, we believe that a 10% change in interest and foreign currency exchange rates would not have a material effect on our prices, earnings, fair values and cash flows.

Item 4. Controls and Procedures.

(a)
Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.

In connection with the spin-off of our hotel business, we restated our risk factors in their entirety in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 3018. The discussion of our business and operations should be read together with the risk factors contained in Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 3018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2018, there have been no material changes to the risk factors set forth in Item 1A. to Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2018:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2018	323,039	$45.50	323,039	$1,007,462,930
August 2018	679,254	$44.44	679,254	$977,276,806
September 2018 (a)	1,440,142	$42.42	1,440,142	$916,182,797
Total	2,442,435	$43.39	2,442,435	$916,182,797

(a) Includes 134,100 shares purchased for which the trade date occurred during September 2018 while settlement occurred during October 2018.

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

WYNDHAM DESTINATIONS, INC.

Date: November 1, 2018	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: November 1, 2018	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer