Form 10-K
period 2018-12-31
Wyndham Destinations, Inc.
filed 2019-02-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018, was $4,357,367,362. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2019, the registrant had outstanding 94,462,996 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2019 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

AOCI	Accumulated Other Comprehensive Income

AOCL	Accumulated Other Comprehensive Loss

ARDA	American Resort Development Association

Barclays	Barclays Bank PLC

Board	Board of Directors

Buyer	Compass IV Limited, and affiliate of Platinum Equity, LLC

CCPA	Consumer Privacy Act of 2018

CMP	Community Marketing Presence

Company	Wyndham Destinations, Inc. and its subsidiaries

COSO	Committee of Sponsoring Organizations of the Treadway Commission

EBITDA	Earnings Before Interest, Income Taxes and Depreciation/Amortization

EPS	Earnings Per Share

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FICO	Fair Isaac Corporation

GAAP	Generally Accepted Accounting Principles in the United States

GDPR	General Data Protection Regulation

HFS	Hospitality Franchise Systems

IRS	United States Internal Revenue Service

La Quinta	La Quinta Holdings Inc.

LIBOR	London Interbank Offered Rate

Moody’s	Moody’s Investors Service, Inc.

NM	Not meaningful

NQ	Non-Qualified stock options

NYSE	New York Stock Exchange

PCAOB	Public Company Accounting Oversight Board

PSU	Performance-vested restricted Stock Units

RSU	Restricted Stock Unit

ROU	Right-of-use

S&P	Standard & Poor’s Rating Services

SAB	SEC Staff Accounting Bulletin

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

SPE	Special Purpose Entity

Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.

SSAR	Stock-Settled Appreciation Rights

U.S.	United States of America

U.S. Tax Reform	Tax Cuts and Jobs Act

VIE	Variable Interest Entity

VOI	Vacation Ownership Interest

VPG	Volume Per Guest

Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

Wyndham Destinations	Wyndham Destinations, Inc.

Wyndham Worldwide	Wyndham Worldwide Corporation

PART I

Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”) or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off and the divestiture of our European vacation rentals business, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. We undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.WyndhamDestinations.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

We maintain an internet site at http://www.WyndhamDestinations.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.     BUSINESS
Company Overview
We are the world’s largest vacation ownership and exchange company. We offer everyday travelers the opportunity to own, exchange or rent their vacation experience while enjoying the quality, flexibility and value that we deliver. Our global presence in approximately 110 countries means more vacation choices for our over four million members and owner families, with 224 resorts that offer a contemporary take on the timeshare model - including vacation club brands Club Wyndham, WorldMark by Wyndham, and Margaritaville Vacation Club by Wyndham - over 4,300 affiliated resorts through RCI, the world’s leader in vacation exchange, and over 9,000 rental properties from coast to coast through Wyndham Vacation Rentals, North America’s largest professionally managed vacation rental business.

Recent Developments
European Vacation Rentals Business
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and an after-tax gain of $456 million, net of $139 million in taxes. We have provided post-closing credit support in order to ensure that Platinum Equity, LLC (the “Buyer”) meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Hotel Business Spin-off
We completed the spin-off of our hotel business on May 31, 2018, which resulted in our operations being held by two separate, publicly traded companies. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-selling initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. The new hotel company was named Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

North American Vacation Rentals Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and during the fourth quarter commenced activities to facilitate the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results were reflected within continuing operations on the Consolidated Statements of Income. For further details see Note 7—Held-for-Sale Business to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Board of Director Changes
In connection with the Spin-off, on May 31, 2018, (i) Myra J. Biblowit, The Right Honourable Brian Mulroney and Pauline D.E. Richards resigned from the Company’s Board of Directors; (ii) Michael D. Brown, Denny Marie Post and Ronald L. Rickles were appointed to the Company’s Board of Directors and (iii) Stephen P. Holmes was appointed to the new position of Non-Executive Chairman of the Company’s Board of Directors. In addition, the composition of the Audit Committee, the Compensation Committee, the Corporate Governance Committee and the Executive Committee of the Company’s Board of Directors is now as follows:

Audit Committee	Corporate Governance Committee
Michael H. Wargotz (Chair)	George Herrera (Chair)
Louise F. Brady	Denny Marie Post
George Herrera	Ronald L. Rickles
Ronald L. Rickles

Compensation Committee	Executive Committee
Louise F. Brady (Chair)	Stephen P. Holmes (Chair)
James E. Buckman	Michael D. Brown
Denny Marie Post	James E. Buckman
Michael H. Wargotz	Michael H. Wargotz

Management Changes
In connection with the Spin-off, on May 31, 2018, Stephen P. Holmes resigned as Chief Executive Officer, Geoffrey A. Ballotti resigned as President and Chief Executive Officer of Wyndham Hotel Group, David B. Wyshner resigned as Executive Vice President and Chief Financial Officer, Gail Mandel resigned as President and Chief Executive Officer of Wyndham Destination Network, LLC and Nicola Rossi resigned as Chief Accounting Officer. As previously announced, in August 2017, Thomas G. Conforti ceased serving as Chief Financial Officer of the Company and transitioned into a senior advisory role, from which he resigned five days after the completion of the Spin-off. In addition to being appointed as Non-Executive Chairman of the Company’s Board of Directors, Stephen P. Holmes was appointed as the Non-Executive Chairman of the board of directors of Wyndham Hotels. Mr. Ballotti, Mr. Wyshner and Mr. Rossi were appointed to similar positions at Wyndham Hotels.

The following individuals were appointed to serve as executive officers of the Company effective upon the completion of the Spin-off.

Officer	Position
Michael D. Brown	Chief Executive Officer and President
Michael A. Hug	Chief Financial Officer
Elizabeth E. Dreyer	Senior Vice President and Chief Accounting Officer

Continuing Operations
Following the sale of the European vacation rentals business and the spin-off of the hotel business, our continuing operations are grouped into two segments: Vacation Ownership and Exchange & Rentals.

•
Vacation Ownership is the world’s largest timeshare business, with 224 resorts and approximately 880,000 owners. We develop and market Vacation Ownership Interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs and provide property management services at resorts.

•
Exchange & Rentals operates the world’s largest vacation exchange network, with approximately 3.8 million members, and is a leading provider of professionally managed vacation rentals in North America. Our vacation exchange business has relationships with over 4,300 vacation ownership resorts located in approximately 110 countries and territories, and our vacation rentals business offers North American-based rental properties in over 50 destinations. This is primarily a Fee-for-Service business that provides stable revenue streams and produces strong cash flow.

Our business segments generate a diversified revenue stream and significant cash flow. Approximately 41% of our revenues are generated from our fee-for-service businesses. We derive our fee revenues principally from (i) the sale of VOIs and related financing, (ii) providing property management services to Vacation Ownership resorts, (iii) providing vacation exchange and rentals services and (iv) providing services under our Fee-for-Service model in our timeshare business.

All of our businesses have both domestic and international operations. During 2018, we derived 89% of our revenues in the United States (“U.S.”) and 11% internationally. For a discussion of our segment revenues, profits, assets and geographical operations, see Note 23—Segment Information to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Business Strategy
Following 2018’s successful launch of Wyndham Destinations as a separate company, we believe we are in a strong position to build on this momentum in 2019 and beyond. Our Wyndham Destinations strategic pillars serve to clarify our top priorities in order to enhance shareholder value and return capital to our shareholders through share repurchases and dividends. The four Strategic Pillars affirm our mindset that customers must dominate our focus, while also reflecting our relentless drive for superior sales and marketing, exceptional brands and products, as well as our commitment to operate all areas of the business with excellence.
Our execution of this strategy is firmly anchored by our culture - the foundation comprised of the shared values, competencies and spirit of our global team. Aligned with our vision to put the world on vacation, our values are the HEART of Wyndham Destinations:  Hospitality, Engagement, Accountability, Respect, Teamwork. We recognize that our impact on customers, associates and communities strengthens lives. Wyndham Destinations thrives upon the commitment of our 24,000+ associates, and we foster a culture that unlocks the full potential for success as a company, and as individual and team contributors.

1.	Customer Obsession
Far beyond a hospitality initiative, Customer Obsession is our global credo that the Wyndham Destinations team puts affiliates, owners, members and guests first in all areas of our business. Three straightforward guidelines support this focus and underscore our commitment to excellence in customer service:

•
Make It Easy reminds us of the fact that simple is better. Not only will it be easy to do business with us, we will pursue synergies within the company that benefit our customers. The alignment of our team, systems and operations enables us to deliver better customer experiences.

•
Know Our Customers reflects our priority to understand customer preferences, personalize engagement and fulfill expectations. By leveraging integrated data to tailor the content and channels of customer communications, we will customize connections at every opportunity.

•	Customer, Customer, Customer is all about keeping the customer at the center of our focus. Our commitment to listen and respond to feedback ensures that the voice of the customer drives our decisions.

2.	Best-in-Class Sales & Marketing
This strategy focuses on fueling the continued growth of Wyndham Destinations. We will remain globally relevant to travelers by staying committed to innovation and continuing to build and strengthen relationships with our customers. Four core elements define our goals and align with our pledge to treat all customers with respect and integrity:

•
Blue Thread is our connection to Wyndham Hotels & Resorts and Wyndham Rewards loyalty program customers. The demographics of this significant consumer group are strongly aligned to our owner demographics, enabling us to fill our sales pipeline and deliver new vacation experiences to Wyndham loyalists.

•
Partnership Pipeline enables us to leverage the expertise of strategic partners to accelerate our growth and deliver enhanced benefits to our owners and members. We will strengthen and extend existing relationships, while developing new partners to reach untapped segments.

•
Digital & Customer Relationship Marketing will bring timeshare to the next generation. We will optimize technology to be relevant and compelling to meet our customers’ expectations and we will infuse transparency, speed and accuracy into our processes.

•
Sales Experience relates to the evolution of the places and processes that mark the journey of ownership. We will invest in bold transformations to revitalize the customer experience and drive customer engagement about vacations.

3.	Leading Brands & Offerings
This strategy is about creating a simple yet powerful narrative of who we are and what we sell. This effort began with the launch of Wyndham Destinations and continues with the refreshed branding of Club Wyndham and WorldMark by Wyndham. Three core elements define this strategy:

•
Brand Transformation shows our commitment to become even better at articulating the value proposition of each of our brands and making them relevant and enticing to our diverse owners, members and prospects.

•
Network Expansion means growing our portfolio to meet the needs of our customers. Not only is this about adding more locations, it’s also about keeping our products and services refreshed and cutting edge.

•	RCI Re-ignition will focus on leveraging the strengths of our iconic exchange brand to innovate while maintaining continued growth.

4.	Operating Excellence
This strategy is the business engine that enables our delivery of great vacations and optimal performance through aligned operations. Two core elements drive this strategy:

•
Resort Operating Excellence sustains our ability to provide great vacation experiences to our owners, members and guests. The strategic deployment of capital and reserves to maintain top quality resorts, combined with our optimal use of inventory, drives this cycle of excellence.

•
Prioritization reflects our disciplined operation as an integrated company. Our alignment around prioritized work and our management of general, administrative and overhead expenses relative to revenue growth fuels efficiency and effectiveness.

In summary, we believe that the successful execution of our business strategy will allow us to increase cash flows and profitability, creating more value for our shareholders.

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. HFS initially began as a hotel franchisor that later expanded to include the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then expanded further through the addition of vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide, to the holders of Cendant common stock. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange under the symbol “WYN”.

On May 31, 2018, we completed the spin-off of our hotel business into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Wyndham Destinations shareholders. In connection with the Spin-off, we entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between us and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities between us and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-selling initiatives.

RCI, our vacation exchange business, was established in 1974. Our vacation ownership brands began operations in 1978 with Shell Vacations Club, followed by Wyndham Vacation Resorts (formerly known as Fairfield Resorts) in 1980 and WorldMark by Wyndham (formerly known as Trendwest Resorts) in 1989.

Our portfolio of well-known hospitality brands was assembled over the past twenty-nine years. The following is a timeline of some of our acquisitions:

Year	Acquisition
1996	Resort Condominiums International (RCI)
2001	Wyndham Vacation Resorts
2002	WorldMark by Wyndham
Equivest
2010	ResortQuest
2011	The Resort Company
Bahama Bay/Caribe Cove
2012	Shell Vacations Club
Oceana Resorts
Smoky Mountain Property Management
2013	Midtown 45, NYC Property
2014	Raintree Vacation Club (5 Properties)
Hatteras Realty, Inc.
2015	Vacation Palm Springs
ResortQuest Whistler
2017	Love Home Swap
DAE Global Pty Ltd

BUSINESS DESCRIPTIONS
The following is a description of our two business segments, Vacation Ownership and Exchange & Rentals, and the industries in which they compete.

VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of a fully-furnished vacation accommodation. Typically, the consumer purchases either a title to a fraction of a unit or a right to use a property for a specific period of time. This is referred to as a Vacation Ownership Interest (“VOI”). VOIs are generally sold through weekly interval or points-based systems. Under a weekly interval system, owners can use a specific unit at a specific resort often during a specific week of the year. Under a points-based system, owners often have advance reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. In addition to avoiding variability in room rates, timeshare owners also enjoy accommodations that are, on average, more than twice the size and typically have more features than traditional hotel rooms, such as kitchens, separate living areas and in-unit laundry.

Typically, developers sell VOIs for a fixed purchase price that is paid in full at closing or financed through developer-offered financing options. Vacation ownership resorts are often operated by a property owners’ association of which the VOI owners are members. Most property owners’ associations are governed by a board of directors that includes owners and which may include representatives of the developer. The board of the property owners’ association typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.

After the initial purchase, most vacation ownership programs require the owner to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, resort labor, a management fee payable to the management company and an assessment to fund a reserve account used to renovate, refurbish and replace furnishings, appliances, common areas and other assets, such as structural elements and equipment, as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system. These reservation systems are often provided by the management company or an affiliated entity.

Market awareness and acceptance of vacation ownership products has grown with the entrance into the market of well-known lodging and entertainment brands, such as Wyndham, Marriott, Hilton and Disney. Additionally, the industry’s growth can also be attributed to stronger consumer protection laws and the evolution from primarily weekly intervals systems to points-based systems. According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, industry-wide sales were divided 73% for points-based systems and 27% for weekly intervals in 2017.

Based on published industry data, the primary reasons owners have expressed for buying and continuing to own their timeshare are as follows:

•	saving money on future vacation costs;

•	location of resorts;

•	overall flexibility by allowing them the ability to use different locations, unit types and times of year;

•	certainty of vacations; and

•	certainty of quality accommodations.

According to a 2017 report issued by ARDA, domestic vacation ownership sales were approximately $9.2 billion in 2016, compared to $8.6 billion in 2015. Demographic factors explain, in part, the continued appeal of vacation ownership. A 2016 study of recent U.S. vacation ownership purchasers indicated that the average timeshare owner is 47 years old and has an average annual household income of $93,000. Nearly half of the respondents indicated they plan to buy or upgrade a timeshare over the next two years. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. Although we believe baby boomers will continue to be active participants in the vacation ownership industry, this study notes that 41% of the respondents were Gen X’ers and 26% were Millennials and that the average age of new first-time purchasers was 43 years old with an average household income of $88,000. The data also suggests that Millennials’ perception of the industry and primary reasons for buying their timeshare is similar to the overall population of owners; however, they seek even more flexibility in using and accessing the product. Most owners can exchange their timeshare unit through exchange companies and through the applicable vacation ownership company’s internal network of properties.

Vacation Ownership Overview
We operate the world’s largest vacation ownership business. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales and provide property management services to property owners’ associations. As of December 31, 2018, we had 224 vacation ownership resorts in the U.S., Canada, Mexico, Caribbean and South Pacific that represent more than 25,000 individual vacation ownership units and approximately 880,000 owners of VOIs.

Our brands primarily operate points-based vacation ownership systems through which VOIs can be redeemed for vacations that provide owners with flexibility as to resort location, length of stay, number of stays, unit type and time of year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs. Less than 1% of our VOI product sales are from traditional weekly interval systems.

Although we offer separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, staff functions, product development and marketing activities.

Revenues and Operating Statistics
Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder of revenues coming from consumer financing and property management. Property management revenues are partly dependent on the number of units we manage.

Performance in our vacation ownership business is measured by the following key operating statistics:

•	Gross vacation ownership interest sales or VOIs - Sales of VOIs including Fee-for-Service sales before the effect of loan loss provisions.

•	Tours - Number of tours taken by guests in our efforts to sell VOIs.

•
Volume per guest or (“VPG”) - Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

Vacation Ownership Brands
We operate under the following brands:
Club Wyndham. As one of Wyndham Destinations’ flagship vacation brands, Club Wyndham gives travelers the chance to live their bucket list and seek new adventures along the way. Spacious suites feature fully equipped kitchens, separate living and dining areas, private bedrooms, and on-site recreation facilities. Club Wyndham lets travelers experience the best of what the world has to offer, with 99 resorts in top destinations across North America, Brazil, the South Pacific and Caribbean.

WorldMark by Wyndham. WorldMark promises families more time to be together and more time for new traditions and new discoveries at a resort that feels like home. WorldMark suites provide all the amenities families need - including fully equipped kitchens, separate living and dining areas, separate bedrooms, and a washer/dryer. WorldMark by Wyndham offers a flexible vacation portfolio, with over 90 resorts in a variety of destinations across the U.S., Canada, Mexico and Asia-Pacific.

Presidential Reserve by Wyndham. Travelers seeking an enhanced vacation experience distinguished by luxurious suites, exclusive amenities, guaranteed access and other special benefits will enjoy the first class experience provided by our Presidential Reserve by Wyndham.

Shell Vacations Club. With a 40-year tradition of hospitality and service, Shell Vacations Club members have access to vacation ownership resorts and properties in the heart of culturally rich metropolitan areas, serene mountain communities and relaxed coastal resort cities. Shell Vacations’ 25 condo-style resorts are located throughout the western seaboard, Canada and Mexico.

Margaritaville Vacation Club by Wyndham. Inspired by the laid-back, adventurous lifestyle of Jimmy Buffett and the escapism of Margaritaville®, Margaritaville Vacation Club delivers a tropical experience through accommodations with a nautical feel, including fully equipped kitchens with a bar area complete with a Frozen Concoction Maker® and relaxing outdoor seating areas. Margaritaville Vacation Club properties include St. Thomas, U.S. Virgin Islands, Rio Mar, and Puerto Rico, with Nashville coming in Fall 2019.

Our multi-brand strategy allows us to deliver a broad range of vacation ownership products, locations and price points to a wide spectrum of travelers. Likewise, it also allows us to pursue development opportunities in a wide range of destinations, including international and urban markets. Having a diverse brand portfolio means we can select the most appropriate brand and development partners to expand our footprint. We have used this advantage to build the largest global footprint in the timeshare industry, with resorts across North America, Asia, the South Pacific and Caribbean.

	Domestic		International
	Resorts	Units	Resorts	Units	Total Resorts	Total Units
Club Wyndham	99	13,573	—	—	99	13,573
Worldmark by Wyndham	86	6,884	10	575	96	7,459
Club Wyndham Asia Pacific	3	40	29	1,492	32	1,532
Presidential Reserve by Wyndham	19	425	—	—	19	425
Shell Vacations Club	22	1,934	3	292	25	2,226
Margaritaville Vacation Club	2	186	—	—	2	186
Total (including dual-branded resorts)	231	23,042	42	2,359	273	25,401
Less: dual-branded resorts					(49)
Total resorts					224

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. We operate a tele-sales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented 62%, 65% and 67% of our net VOI sales during 2018, 2017 and 2016, respectively.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Hotels brands, other co-branded marketing programs and events. We also partner with Wyndham Hotels by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. We co-sponsor sweepstakes, giveaways and promotional programs with professional teams at major sporting events and with other third parties at high-traffic consumer events. Where permissible under state law, we offer cash awards or other incentives to existing owners for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership and thus enable us to solicit upgrade sales in the future. We believe the market for VOI sales is under-penetrated, and estimate that there are 53 million U.S. households that are potential purchasers of VOIs. We added approximately 37,000, 36,000 and 33,000 new owners during 2018, 2017 and 2016, respectively.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow by enabling us to market to tourists already visiting these destinations. Our marketing agents, who often operate on the premises of the hospitality, entertainment, gaming and retail companies with which we have alliances, solicit tourists with offers relating to entertainment activities and other incentives in exchange for the tourists visiting the local resorts and attending sales presentations.

An example of a marketing alliance through which we market to tourists visiting destination areas is our current arrangement with Caesars Entertainment in Las Vegas, Nevada. This arrangement enables us to operate concierge-style marketing kiosks throughout select casinos and permits us to solicit patrons to attend sales presentations with casino-related rewards and entertainment offers, such as gaming chips, show tickets and dining certificates. We also operate our primary Las Vegas sales center within Harrah’s Casino Hotel, Las Vegas, and regularly shuttle prospective owners targeted by such sales centers to and from our nearby resort property.

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

We offer a variety of entry-level programs and products as part of our sales strategy. For example, we have a program that allows prospective owners a one-time allotment of points or credits with no further obligations, which we refer to as our sampler program, and a biennial product that provides for vacations every other year. As part of our sales strategies, we rely on our points/credits-based programs, which provide prospective owners with the flexibility to buy relatively small packages of points or credits which can then be upgraded at a later date. To facilitate upgrade sales among existing owners, we market opportunities for owners to purchase additional points or credits through periodic marketing campaigns and promotions while those owners vacation at our properties.

Purchaser Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. We fund and service loans through our wholly-owned consumer financing subsidiary, Wyndham Consumer Finance. Wyndham Consumer Finance performs loan financing, servicing and related administrative functions.

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, and the amount of the down payment. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was 727, 726 and 727 for 2018, 2017 and 2016, respectively.

During 2018, we generated $1.5 billion of new receivables on $2.2 billion of gross vacation ownership sales, net of Fee-for-Service sales, resulting in 68% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we financed approximately 59% of vacation ownership sales during 2018.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum down payment is generally 10%, our average down payment on financed sales of VOIs was 22% and 24% during 2018 and 2017, respectively. The decrease in the average down payment in 2018 is attributable to lower down payment requirements to support our strategy to grow new members. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2018, 95% of our loan portfolio was current (not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance and refurbishment of the units, and provide certain accounting and administrative services to property owners’ associations. The terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. As the owner of unsold VOIs, we pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we sometimes enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Inventory Sourcing
We sell inventory sourced primarily through five channels:

•	self-developed inventory,

•	Just-in-Time inventory,

•	Fee-for-Service,

•	consumer loan defaults, and

•	inventory reclaimed from owners’ associations or owners.

Self-developed inventory. Under the traditional timeshare industry development model, we develop inventory specifically for our timeshare sales. The process often begins with the purchase of land which we then develop. Depending on the size and complexity of the project, this process can take up to several years; but usually takes less.

Just-in-Time inventory. Our Just-in-Time inventory acquisition model enables us to acquire and own completed units close to the timing of their sale or to acquire completed inventory from a third-party partner based upon a predetermined purchase schedule. This model significantly reduces the period between the deployment of capital to acquire inventory and the subsequent return on investment which occurs at the time of its sale to a timeshare purchaser.

Fee-for-Service. In 2010, we introduced the first of our Fee-for-Service models. This timeshare sourcing model was designed to capitalize upon the large quantities of newly developed, nearly completed or recently finished condominium or hotel inventory in the real estate market without assuming the risk that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. Fee-for-Service enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our Fee-for-Service property management business.

Consumer loan defaults. As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2018, Inventory on the Consolidated Balance Sheet included estimated inventory recoveries on loan defaults in the amount of $286 million.

Inventory reclaimed from owners’ associations or owners. We have entered into agreements with a majority of the property associations representing our developments where we may acquire properties related to owners who have defaulted on their maintenance fees, provided there is no outstanding debt on such properties. In addition, we frequently work with owners to acquire their properties, provided they have no outstanding debt on such properties, prior to those owners defaulting on their maintenance fees. This provides the owner with a graceful exit from a property that is no longer utilized due to lifestyle changes.

Strategies
Our goal is to strengthen our leadership position in the vacation ownership industry and generate consistent and long-term value for our shareholders. To achieve this goal, we intend to pursue the following strategies:

Use our diverse brands to enter new and underpenetrated geographies and broaden our demographic reach. Our unique mix of brands coupled with our large, global footprint provides us with a strategic advantage when adding new inventory in target markets. We expect to use this advantage to grow our customer base by expanding our product offerings in existing markets and entering new, underpenetrated markets.

In our existing markets, we intend to grow our product offerings by adding new brands, either within an existing resort or at a new development. By having multiple brands within a single location, we are able to offer different products at different price points, thereby increasing our addressable market. For example, in Las Vegas, our second and third brands represent over 40% of our sales. In Nashville, our ability to offer a lifestyle brand, Margaritaville Vacation Club by Wyndham, resulted in our selection as a partner in a new hotel development in the popular “SoBro” district.

The breadth of our offerings also allows us to enter new markets with the appropriate brand and product mix. In our newest timeshare market, Austin, we offer two products, one targeted to new owners and the other targeted to existing owners, which allows us to appeal to a broader audience of customers. Additionally, we use our brand portfolio, combined with our strong sales and marketing platform, to penetrate non-traditional but attractive timeshare markets such as the Wisconsin Dells, where we are the only major hospitality brand.

Increase new owner sales to drive long-term growth. We intend to increase the percentage of our VOI sales from new owners, which will enable us to drive long-term revenue and earnings growth. On average, new owners double their initial VOI purchase within seven years, resulting in predictable, high-margin future revenue streams. We will leverage our industry-leading sales and marketing platform to attract new owners by expanding our call transfer capabilities, leveraging our relationship with Wyndham Hotels, enhancing our marketing alliances, growing our Community Marketing Presence (“CMP”) and adding resorts in new markets.

Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchisor with approximately 8,900 affiliated hotels located in 80 countries. Since its redesign in 2015, Wyndham Hotels’ loyalty program, Wyndham Rewards, has won more than 70 awards, including “Best Hotel Loyalty Program” from US News & World Report and Most Rewarding Hotel Loyalty Program from IdeaWorks.

We plan to significantly increase this sales channel with initiatives such as enhanced call transfers, online marketing, in-hotel marketing and online rentals of vacation ownership resorts. In addition, Wyndham Rewards redemption options into our resorts provide enhanced tour flow opportunities. Cross-marketing to existing guests of Wyndham Hotels and members of Wyndham Rewards has proven to be more efficient than traditional marketing efforts. Volume per guest (“VPG”) on affinity marketing tours is higher than other tours, helping to increase margins on new owner sales. We believe further developing this affinity relationship, which currently represents only a small portion of VOI sales, offers a significant new owner growth opportunity that is more profitable than other new owner marketing channels.

Wyndham Rewards, with approximately 61 million enrolled members, many of whom fit our target new customer demographic, provides us with a substantial customer sourcing opportunity to drive future VOI sales.

Maintain a capital-efficient inventory sourcing strategy to produce attractive returns and cash flow. Wyndham Vacation Ownership pioneered capital-efficient inventory sourcing in 2010. We have a diverse inventory sourcing model, including self-developed inventory, Just-in-Time inventory, Fee-for-Service inventory, and buyback programs that allow us to generate VOI sales. Our capital-efficient inventory sourcing strategy has significantly increased return on invested capital since 2010.

The scale and breadth of our brand and product offerings give us unparalleled access to inventory sources, including innovative capital-efficient opportunities, which gives us the ability to select the most attractive development options.

Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from spring and summer travelers. Therefore, revenue from sales of VOIs are generally higher in the third quarter than in other quarters.

Competition
The timeshare industry historically has been and continues to be highly fragmented and competitive. Competitors range from small vacation ownership companies to large branded hotel companies, all operating vacation ownership businesses involved in the development, finance and operation of timeshare properties.
Our vacation ownership business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations and Diamond Resorts International.

In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises and other accommodation alternatives, such as condominium and single-family home rentals. We also compete with home and apartment sharing services (such as AirBnB and VRBO) that operate websites that market available privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.
The timeshare industry has experienced significant consolidation, which may increase competition. Additionally, competition in the vacation ownership industry may increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations, increasing the number of competitors in a highly fragmented industry.
For example, in September 2018, Marriot Vacations Worldwide acquired Interval Leisure Group, Inc., which operates the Interval International exchange program. Prior to that acquisition, Interval Leisure Group, Inc. had acquired Hyatt Residence Club in October 2014 and in May 2016 acquired the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and completed the acquisition of the timeshare business of Intrawest Resort Club Group in January 2016.
In January 2017, Hilton Worldwide Holdings Inc. completed the spin-off of its vacation ownership operations and Hilton Grand Vacations Inc. is now a separate publicly traded company. In November 2017, Bluegreen Vacations Corporation completed an initial public offering that resulted in approximately 10 percent of its stock being held by the public. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.
Consolidation may create competitors that enjoy significant advantages resulting from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies.
We generally do not face competition in our consumer financing business to finance sales of our VOIs. We do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.

EXCHANGE & RENTALS
Industry
A large segment of leisure travel is delivered through non-hotel accommodations that include vacation exchange and vacation rentals. These non-hotel accommodations provide leisure travelers access to a wide variety of leisure options that include vacation ownership resorts, privately-owned vacation homes, apartments and condominiums.

Vacation exchange is a fee-for-service industry that offers services and products primarily to timeshare developers and owners. To participate in a vacation exchange, generally a timeshare owner deposits their interval from a resort or points from their club or resort into a vacation exchange company’s network and receives the opportunity to use another owner’s interval at a different destination. The vacation exchange company assigns a value to the owner’s deposit based upon a number of factors, including supply and demand for the destination, size of the timeshare unit, dates of the interval and the amenities at the resort. Vacation exchange companies generally derive revenues by charging fees for facilitating vacation exchanges and through annual membership dues.

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

Exchange & Rentals Overview
We operate the world’s largest vacation exchange network based on the number of members and are a leading provider of professionally managed vacation rentals in North America. Our mission is to send people on the vacation of their dreams and, during 2018, we sent approximately 7 million people to their desired destinations. Through our industry-leading tools, expertise and brands, we create connections between suppliers and guests to maximize supplier utilization and guest experience. We are largely a fee-for-service business with strong and predictable cash flows.

Our programs serve a member base of timeshare, fractional and whole-unit owners who want flexibility and variety in their travel plans each year. Through our collection of vacation exchange brands, we have approximately 3.8 million member families. We generally retain over 85% of our RCI members each year. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels. Club and corporate members receive the benefit of our vacation exchange program as part of their ownership with enrollment and renewals paid for by the developer. Members receive periodicals published by us and, for additional fees, use the applicable vacation exchange program and other services that provide members the ability to protect trading power or points, extend the life of a deposit, combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

Our vacation exchange business has relationships with over 4,300 vacation ownership resorts in approximately 110 countries and territories located in North America, Latin America, Caribbean, Europe, Middle East, Africa and Asia Pacific. We tailor our strategies and operating plans for each region where we have, or seek to develop, a substantial member base.

Revenues and Operating Statistics
Our vacation exchange business derives the majority of its revenues from annual membership dues and fees for facilitating vacation exchanges and rentals. We also generate revenue from: (i) additional services, programs with affiliated resorts, club servicing and loyalty programs and (ii) additional products that provide members the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No one customer, developer or group accounts for more than 10% of our revenues.

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

We also derive revenues from our North American vacation rentals business from (i) commissions earned on the rental of vacation rental properties on behalf of independent owners and (ii) additional property management services delivered to property owners, vacation rental guests and homeowners’ associations. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and during the fourth quarter commenced activities to facilitate the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results were reflected within continuing operations on the Consolidated Statements of Income. For further details see Note 7—Held-for-Sale Business to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Our Exchange and Rentals Brands
We operate under the following brands:
RCI. Founded in 1974, RCI operates the world’s largest vacation ownership weeks-based vacation exchange network, RCI Weeks, and provides members with the ability to exchange week-long intervals in units at their home resort for intervals at comparable resorts. RCI also operates the world’s largest vacation ownership points-based vacation exchange network, RCI Points. This program allocates points to use rights that members cede to the vacation exchange program. Members may redeem their points for the use of vacation properties for the duration they choose in our vacation exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels and other accommodations. RCI also offers enhanced membership tiers (Gold and Platinum), which provide additional benefits to members.

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

Love Home Swap. Founded in 2011, Love Home Swap provides homeowners two ways to turn their home into vacation opportunities. Members have the option to: (i) swap time at their home directly with another member for time at their property or (ii) swap time at their home for points, which can be used at a later date to secure a stay at another member’s home. Love Home Swap has developed a sizeable footprint in the United Kingdom and other parts of Europe and has begun to establish a presence in the U.S. and Australia.

Wyndham Vacation Rentals. Wyndham Vacation Rentals offers North America-based rental properties in over 50 beach, ski, mountain, theme park, golf and tennis destinations such as Florida, South Carolina, Colorado, Delaware, North Carolina, Alabama, Tennessee, Utah, California and British Columbia. It has more than 35 years of industry experience providing vacation rentals to travelers through recognized and established brands such as ResortQuest, Steamboat Resorts and Smoky Mountain Property Management. Wyndham Vacation Rentals is part of our North American Vacation Rentals business which has been classified as held-for-sale as of December 31, 2018.
Inventory
The properties our business makes available to travelers include vacation ownership condominiums, fractional resorts, homes, yachts, private residence clubs and traditional hotel rooms. We offer travelers flexibility as to time of travel and a choice of lodging options. This flexibility also helps our affiliated resorts as it provides additional benefits to the vacation ownership product. We offer property owners marketing, booking, property management and quality control services.

We leverage inventory comprising of VOIs and independently owned properties across our network of brands to maximize value for affiliates, vacation exchange members, vacation rental property owners and guests. We also leverage our scale and global marketing expertise to enhance demand and drive occupancy across our network of destinations, including the ability to source vacation rental inventory for vacation exchange members.

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
Loyalty Program
RCI’s loyalty program, RCI Elite Rewards, offers a co-branded credit card to our members. The card allows members to earn reward points that can be redeemed for items related to our RCI vacation exchange programs, including annual membership dues, exchange fees for transactions, and other services and products offered by RCI or certain third parties, including airlines and retailers.

Our vacation rental brands also participate in the industry’s leading loyalty program, Wyndham Rewards. During 2018, we made approximately 6,300 vacation rental properties available for redemption through Wyndham Rewards and will continue incorporating properties into the program in the years to come. We expect Wyndham Rewards to increase awareness of our vacation rental brands and drive incremental revenue.

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

The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for vacation exchange and rentals. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide private-labeled reservation booking, customer care and other services for our RCI affiliates.

Marketing
We market our services and products to our customers using our five primary consumer brands and other related brands in more than 130 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures and magazines. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We have a comprehensive social and mobile media platform including apps for smartphones and tablets, Facebook and Pinterest fan pages, several Twitter and Instagram accounts and YouTube channels, online video content and various online magazines. We use our resort directories and periodicals related to the vacation industry for marketing as well as for member retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing channels that include direct mail and telemarketing.

Strategies
Our strategy is to re-ignite the RCI exchange brand to continue our growth and take advantage of untapped market demand. We will leverage RCI’s legacy of innovation, technology and analytics expertise to achieve our goals. We intend to pursue the following key strategic initiatives:
Identify new capital-efficient sources of supply to increase vacation opportunities for our customers
We plan to leverage our scale and robust industry relationships to secure new sources of supply with favorable pricing in order to enhance our exchange inventory profile. We have identified customer demand for destinations where we have limited point-in-time supply availability and demand for vacation opportunities available for confirmation closer to the vacation start date.
Offer new and innovative products to further enhance the membership experience and reach new customer bases
We plan to continue our history of innovation by offering more ways for customers to use their timeshare ownership to travel and vacation. Our goal is to make it easier for members to deposit future year VOIs into our exchange programs and allow members to use their vacation ownership toward discounts on other vacation-related opportunities. In addition, RCI will leverage our exchange platform and expertise to expand into new membership models and offerings, expanding our member base and demographic reach. We will also continue to enhance and grow DAE and Love Home Swap towards this end.
Develop new solutions in partnership with our Club affiliates to increase overall engagement with the Club member population
While Club owners have been the largest growing segment of our member base, Club revenue per member is lower than our overall average due to a wide array of vacation options within the Clubs causing a reduced propensity for Club owners to interact with our external exchange networks. We see opportunity to improve this propensity by working more closely with our Club affiliate partners to drive additional value proposition in their owner base. We can achieve this by providing innovative new product offerings and time flexibility to help these owners avoid expiration of their Club currency by depositing into our exchange programs.
Grow market share through focus on geographic expansion and deeper penetration in existing markets
We will continue to leverage our best-in-class business development team to identify affiliation growth opportunities in our core markets, while investing in growth in our Latin America and Asia markets.
Seasonality
Our revenues from vacation exchange fees have traditionally been higher in the first quarter, which is generally when our vacation exchange members plan and book their vacations for the year. Revenues from vacation rentals have traditionally been highest in the third quarter, when vacation arrivals are highest.

Competition
Exchange & Rentals competes globally with other vacation exchange companies, most notably Interval International, and certain developers and clubs that offer vacation exchange through their own internal networks of properties. Our vacation exchange business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations. Our vacation rental brands face competition from a broad variety of professional vacation rental managers, most of which are small regional operators and individual property owners who pursue the rent-by-owner model, collectively using brokerage services, direct marketing and the internet to market and rent their vacation properties.

INTELLECTUAL PROPERTY
Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, logos, trade names, domain names and other proprietary rights. The foregoing segment descriptions specify the brands that are used by each of our segments. Our subsidiaries actively use or license for use all significant marks and domain names, and we own or have exclusive licenses to use these marks and domain names. In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Wyndham Destinations the right to use the “Wyndham” trademark, “The Registry Collection” and certain other trademarks and intellectual property in our business. See “Key Agreements Related to the Spin-Off—License, Development and Noncompetition Agreement” for more information. We register the marks that we own in the U.S. Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

GOVERNMENT REGULATION
Our business is subject to various international, national, federal, state and local laws, regulations and policies in jurisdictions in which we operate. Some laws, regulations and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: inventory sourcing activities; sales and marketing activities; purchaser financing activities; and property management activities.

Inventory Sourcing Regulation
Our inventory sourcing activities are regulated under a number of different timeshare, condominium and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In the United States, these include the Fair Housing Act and the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder, which we refer to collectively as (the “ADA”). In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Sales and Marketing Regulation
Our sales and marketing activities are highly regulated. In addition to regulations implementing laws enacted specifically for the timeshare industry, a wide variety of laws and regulations govern our sales and marketing activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.

We must obtain the approval of numerous governmental authorities for our sales and marketing activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. In addition, many jurisdictions, including many jurisdictions in the United States, require that we file detailed registration or offering statements with regulatory authorities disclosing information regarding our VOIs, such as information concerning the intervals being offered, the project, resort or program to which the intervals relate, applicable timeshare plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such intervals, and a description of the manner in which we intend to offer and advertise such intervals.

When we sell VOIs, local law grants the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.

In recent years, regulators in many jurisdictions have increased regulations and enforcement actions related to telemarketing operations, including requiring adherence to the federal Telephone Consumer Protection Act and “do not call” legislation. These measures have significantly increased the costs associated with telemarketing, in particular with respect to telemarketing to mobile numbers. While we continue to be subject to telemarketing risks and potential liability, we believe that our exposure to adverse effects from telemarketing legislation and enforcement is mitigated in some instances by the use of permission-based marketing in which we obtain permission to contact prospective purchasers in the future. We have also implemented procedures to comply with federal and state “do not call” regulations including subscribing to the federal do not call registry and certain state “do not call” registries as well as maintaining an internal “do not call” list.

Purchaser Financing Regulation
Our purchaser financing activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the United States, the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemember’s Civil Relief Act and the Bank Secrecy Act. Our purchaser financing activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

Property Management Regulation
Our property management activities are subject to laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for property owners’ associations.

EMPLOYEES
As of December 31, 2018, we had approximately 24,500 employees, including over 4,300 employees outside of the U.S. The Vacation Ownership business had over 18,800 employees, Exchange & Rentals over 5,400 employees, and our corporate group had approximately 300 employees. Approximately 1% of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

SOCIAL RESPONSIBILITY
Wyndham Destinations is committed to delivering shareholder and stakeholder value through our Social Responsibility program, which remains an integral part of our company culture and global business operations. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers and communities feel appreciated, respected and valued. In 2018, the Company continued to strengthen our impact across our five core areas of Social Responsibility: Environmental Sustainability, Inclusion & Diversity, Philanthropy, Ethics and Human Rights.

We are committed to remaining a leader of sustainable business practices and we continue to work toward meeting all social responsibility regulations in which we conduct business. Our goal for 2025 is to reduce our carbon emissions by 40% and water consumption by 25% at our owned, managed and leased assets (based on square foot intensity) compared to our 2010 baseline. We have reduced carbon emissions intensity by 31% and water usage intensity by 22%, to our baseline, while increasing our overall portfolio square footage by 15%. Our goals will be achieved through innovative programs and the implementation of efficiency projects to reduce our carbon footprint. Progress towards our goals will be measured through our environmental data tracking tool. We recently exceeded our goal to plant one million trees through the Arbor Day Foundation, which has helped us to improve our biodiversity footprint. We continue to work with the Arbor Day foundation planting on average 200,000 trees per year and sourcing carbon neutral coffee.

KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between us and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. Additional or modified agreements, arrangements and transactions, which would be negotiated at arm’s length, may be entered into between us and Wyndham Hotels in the future. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are filed as exhibits hereto.

As of May 31, 2018 when the Spin-off was completed, we and Wyndham Hotels operate independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship between us and Wyndham Hotels following completion of the Spin-off and provide for the allocation between us and Wyndham Hotels of various assets, liabilities, rights and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K as Exhibits 2.5, 10.46, 10.72, 10.73 and 10.74.

Separation and Distribution Agreement
The Company entered into a Separation and Distribution Agreement with Wyndham Hotels regarding the principal actions taken or to be taken in connection with the Spin-off. The Separation and Distribution Agreement provides for the allocation of assets and liabilities between Wyndham Destinations and Wyndham Hotels and establishes certain rights and obligations between the parties following the Distribution.

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provides for those transfers of assets and assumptions of liabilities that are necessary in connection with the Spin-off so that each of Wyndham Destinations and Wyndham Hotels is allocated the assets necessary to operate its respective business and retains or assumes the liabilities allocated to it in accordance with the separation plan. The Separation and Distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations among Wyndham Destinations and Wyndham Hotels. In particular, the Separation and Distribution Agreement provides that, subject to certain terms and conditions:

•	The assets that have been retained by or transferred to Wyndham Hotels (“SpinCo assets”) include, but are not limited to:

•	all of the equity interests of Wyndham Hotels;

•	any and all assets reflected on the audited combined balance sheet of the Wyndham Hotels & Resorts businesses;

•	any and all contracts primarily relating to the Wyndham Hotels & Resorts businesses; and

•	all rights in the “Wyndham” trademark and “The Registry Collection” trademark, and certain intellectual property related thereto.

•	The liabilities that have been retained by or transferred to Wyndham Hotels (“SpinCo liabilities”) include, but are not limited to:

•
any and all liabilities (whether accrued, contingent or otherwise, and subject to certain exceptions) to the extent primarily related to, arising out of or resulting from (a) the operation or conduct of the Wyndham Hotels & Resorts businesses or (b) the SpinCo assets;

•
any and all liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from any form, registration statement, schedule or similar disclosure document filed or furnished with the Commission, to the extent such filing is either made by Wyndham Hotels or made by the Company in connection with the Spin-off, subject to each party’s indemnification obligations under the Separation and Distribution Agreement with respect to any misstatement of or omission to state a material fact contained in any such filing to the extent the misstatement or omission is based upon information that was furnished by such party;

•	any and all liabilities relating to, arising out of, or resulting from any indebtedness of Wyndham Hotels or any indebtedness secured exclusively by any of the Wyndham Hotels assets; and

•	any and all liabilities (whether accrued, contingent or otherwise) reflected on the audited combined balance sheet of the Wyndham Hotels & Resorts businesses.

•
Wyndham Hotels assumes one-third and Wyndham Destinations assumes two-thirds of certain contingent and other corporate liabilities of the Company (“shared contingent liabilities”) in each case incurred prior to the Distribution, including liabilities of the Company related to, arising out of or resulting from (i) certain terminated or divested businesses, (ii) certain general corporate matters of the Company and (iii) any actions with respect to the separation plan or the Distribution made or brought by any third party;

•
Wyndham Hotels is entitled to receive one-third and Wyndham Destinations is entitled to receive two-thirds of the proceeds (or, in certain cases, a portion thereof) from certain contingent and other corporate assets of the Company (“shared contingent assets”) arising or accrued prior to the Distribution, including assets of the Company related to, arising from or involving (i) certain terminated or divested businesses and (ii) certain general corporate matters of the Company;

•
In connection with the sale of the Company’s European vacation rentals business, Wyndham Hotels will assume one-third and Wyndham Destinations will assume two-thirds of certain shared contingent liabilities and certain shared contingent assets. Such shared contingent assets and shared contingent liabilities will include: (a) any amounts paid or received by Wyndham Destinations in respect of any indemnification claims made in connection with such sale, (b) any losses actually incurred by Wyndham Destinations or Wyndham Hotels in connection with its provision of post-closing credit support to the European vacation rentals business, in the form of an unsecured guarantee, letter of credit or otherwise, in a fixed amount to be determined, to ensure that the European vacation rentals business meets the requirements of certain service providers and regulatory authorities, and (c) any tax assets or liabilities related to such sale;

•
Except as otherwise provided in the Separation and Distribution Agreement or any ancillary agreement, the corporate costs and expenses relating to the Spin-off will first be paid by the party such costs were incurred by, from a separate account maintained by each of Wyndham Hotels and Wyndham Destinations and established prior to completion of the Spin-off on terms agreed upon by Wyndham Hotels and Wyndham Destinations and, to the extent the funds in such separate account are not sufficient to satisfy such costs and expenses, be treated as shared contingent liabilities (as described above); and

•
All assets and liabilities of the Company (whether accrued, contingent or otherwise) other than the SpinCo assets and SpinCo liabilities, subject to certain exceptions (including the shared contingent assets and shared contingent liabilities), have been retained by or transferred to Wyndham Destinations, except as set forth in the Separation and Distribution Agreement or one of the other agreements described below.

The allocation of liabilities with respect to taxes, except for payroll taxes and reporting and other tax matters expressly covered by the Employee Matters Agreement or the Separation and Distribution Agreement, are solely covered by the Tax Matters Agreement.

Net Proceeds Adjustment. Prior to the Distribution, Wyndham Hotels and the Company agreed on a target amount for the net proceeds to be received by the Company in connection with the sale of the Company’s European vacation rentals business. Following the Distribution, Wyndham Destinations will prepare, and agree with Wyndham Hotels on, a statement setting forth the actual amount of net proceeds received by the Company in connection with such sale, including pursuant to any post-closing purchase price adjustments. If the amount of actual net proceeds is greater than the target net proceeds amount, such excess will be a shared contingent asset; if it is less than the target net proceeds amount, such deficit will be a shared contingent liability.

Net Indebtedness Adjustment. Prior to the Distribution, the Company and Wyndham Hotels agreed on a target amount of indebtedness (net of cash) for Wyndham Hotels as of the Distribution. Following the Distribution, Wyndham Hotels will prepare, and agree with Wyndham Destinations on, a statement setting forth the actual amount of net indebtedness of Wyndham Hotels as of the close of business on the Distribution Date (as defined below). If the actual amount of net indebtedness as of the close of business on the Distribution Date is greater than the target net indebtedness amount, Wyndham Destinations will pay the difference to Wyndham Hotels; if it is less than the target net indebtedness amount, Wyndham Hotels will pay the difference to Wyndham Destinations.

Cash Balances. In connection with the transfer from the Company to Wyndham Hotels of certain liabilities as part of the internal reorganization, the Company transferred an agreed upon amount of cash to Wyndham Hotels. Also prior to the completion of the Spin-off, Wyndham Hotels distributed or otherwise transferred to a bank account of the Company the amount of cash and cash equivalents in excess of the sum of (i) such amount of transferred cash, plus (ii) an amount of cash necessary to adequately capitalize Wyndham Hotels following the Spin-off, (iii) plus the amount of cash being maintained by Wyndham Hotels in a separate account to pay corporate costs and expenses relating to the Spin-off (as described above), plus the amount of certain cash proceeds from Wyndham Hotels’ offering of its 5.375% Notes due 2026 and the borrowings under Wyndham Hotels’ new senior secured credit facilities. Such distributed cash constitutes “boot” that is subject to the applicable requirements set forth in the Separation and Distribution Agreement. Amounts payable between the Company and Wyndham Hotels that are described in this paragraph may be netted and offset pursuant to the Separation and Distribution Agreement.

Further Assurances. To the extent that any transfers of assets or assumptions of liabilities contemplated by the Separation and Distribution Agreement have not been consummated, the parties have agreed to cooperate with each other and use commercially reasonable efforts to effect such transfers or assumptions as promptly as practicable. In addition, each of the parties has agreed to cooperate with each other and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements.

Representations and Warranties. In general, neither the Company nor Wyndham Hotels made any representations or warranties regarding any assets or liabilities transferred or assumed, any consents or approvals that may have been required in connection with such transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents, or any other matters. Except as expressly set forth in the Separation and Distribution Agreement or in any ancillary agreement, all assets have been transferred on an “as is, where is” basis.

The Distribution. The Separation and Distribution Agreement governs certain rights and obligations of the parties regarding the Distribution and certain actions that occurred prior to the Distribution, such as the election of officers and directors and the adoption of Wyndham Hotels’ amended and restated certificate of incorporation and amended and restated by-laws. Prior to the Distribution, the Company delivered all the issued and outstanding shares of Wyndham Hotels common stock to the distribution agent. Following the Distribution Date, the distribution agent will electronically deliver the shares of Wyndham Hotels common stock to the Company’s stockholders based on each holder of Company common stock receiving one share of Wyndham Hotels common stock for each share of Company common stock held as of May 18, 2018.

Intercompany Accounts. The Separation and Distribution Agreement provides that, subject to any provisions in the Separation and Distribution Agreement or any ancillary agreement to the contrary, prior to the Distribution, intercompany accounts were settled as set forth in the Separation and Distribution Agreement.

Release of Claims and Indemnification. Wyndham Destinations and Wyndham Hotels have agreed to broad releases pursuant to which each releases the other and certain related persons specified in the Separation and Distribution Agreement from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or alleged to occur or to have failed to occur or any conditions existing or alleged to exist at or prior to the time of the Distribution. These releases are subject to certain exceptions set forth in the Separation and Distribution Agreement and the ancillary agreements.
The Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Separation and Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Wyndham Hotels’ business with Wyndham Hotels, and financial responsibility for the obligations and liabilities of Wyndham Destinations’ business with Wyndham Destinations. Specifically, each party will, and will cause its subsidiaries to, indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of its and their respective officers, directors, employees and agents for any losses arising out of, by reason of or otherwise in connection with:

•	the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement;

•
any misstatement of or omission to state a material fact contained in any party’s public filings, only to the extent the misstatement or omission is based upon information that was furnished by the indemnifying party (or incorporated by reference from a filing of such indemnifying party) and then only to the extent the statement or omission was made or occurred after the Spin-off; and

•
any breach by such party of the Separation and Distribution Agreement or any ancillary agreement unless such ancillary agreement expressly provides for separate indemnification therein, in which case any such indemnification claims will be made thereunder.

The amount of each party’s indemnification obligations are subject to reduction by any insurance proceeds received by the party being indemnified. The Separation and Distribution Agreement also specifies procedures with respect to claims subject to indemnification and related matters. Except in the case of tax assets and liabilities related to the sale of the Company’s European vacation rentals business, indemnification with respect to taxes are governed solely by the Tax Matters Agreement.

Insurance. The Separation and Distribution Agreement provides for the allocation among the parties of benefits under existing insurance policies for occurrences prior to the Distribution and sets forth procedures for the administration of insured claims. The Separation and Distribution Agreement allocates among the parties the right to proceeds and the obligation to incur deductibles under certain insurance policies. In addition, the Separation and Distribution Agreement provides that Wyndham Destinations will obtain, subject to the terms of the agreement, certain directors and officers liability insurance policies, fiduciary liability insurance policies and errors and omissions and cyber liability insurance policies to apply against certain pre-separation claims, if any.

Dispute Resolution. In the event of any dispute arising out of the Separation and Distribution Agreement, the general counsels of the parties, and/or such other representatives as the parties designate, will negotiate to resolve any disputes among such parties. If the parties are unable to resolve the dispute in this manner within a specified period of time, as set forth in the Separation and Distribution Agreement, then unless agreed otherwise by the parties, the dispute will be resolved through binding arbitration.

Other Matters Governed by the Separation and Distribution Agreement. Other matters governed by the Separation and Distribution Agreement include access to financial and other information, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.

Employee Matters Agreement
We have entered into an Employee Matters Agreement with Wyndham Hotels that will govern the respective rights, responsibilities and obligations of Wyndham Hotels and us following the Spin-off. The Employee Matters Agreement addresses the allocation of employees between Wyndham Hotels and us, defined benefit pension plans, qualified defined contribution plans, non-qualified deferred compensation plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities related to incentive plans, retirement plans and employee health and welfare benefit plans in which transferred employees participated prior to the Spin-off. The Employee Matters Agreement also provides for the treatment of Wyndham Destinations’ outstanding equity-based awards in connection with the Spin-off. Following the Spin-off, Wyndham Hotels employees no longer participate in Wyndham Destinations' plans or programs (other than continued participation in employee health and welfare benefit plans for a limited period of time following the Spin-off in conjunction with the Transition Services Agreement described below), and Wyndham Hotels will establish plans or programs for their employees as described in the Employee Matters Agreement. Wyndham Hotels will also establish or maintain plans and programs outside of the United States as may be required under applicable law or pursuant to the Employee Matters Agreement.

Tax Matters Agreement
We have entered into a Tax Matters Agreement with Wyndham Hotels that will govern the respective rights, responsibilities and obligations of Wyndham Hotels and us following the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of Wyndham Destinations, Wyndham Hotels has (and will continue to have following the Spin-off) joint and several liability with us to the IRS for the combined U.S. federal income taxes of the Wyndham Destinations consolidated group relating to the taxable periods in which Wyndham Hotels was part of that group. In general, the Tax Matters Agreement specifies that Wyndham Hotels will bear one-third, and Wyndham Destinations two-thirds, of this tax liability, and Wyndham Hotels has agreed to indemnify us against any amounts for which we are not responsible including subject to the next sentence. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-off is not tax-free. In general, if a party's actions cause the Spin-off not to be tax-free, that party will be responsible for the payment of any resulting tax liabilities (and will indemnify the other party with respect thereto). The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business. Although valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Transition Services Agreement
We have entered into a Transition Services Agreement with Wyndham Hotels under which Wyndham Hotels will provide us with certain services, and we will provide Wyndham Hotels with certain services, for a limited time to help ensure an orderly transition following the distribution.

The services that Wyndham Hotels has agreed to provide us under the Transition Services Agreement and that we have agreed to provide Wyndham Hotels includes certain finance, information technology, human resources, payroll, tax and other services. We pay Wyndham Hotels for any such services used at agreed amounts as set forth in the Transition Services Agreement. In addition, from time to time during the term of the agreement, we and Wyndham Hotels may mutually agree on additional services to be provided.

The services provided under the Transition Services Agreement are, generally, to be provided for a term of up to 24 months following the distribution. Each party may terminate any transition services upon prior notice to the other party, generally with notice 45 days in advance of the desired termination date, and are generally to be responsible for any costs incurred by the non-terminating party as a result of such termination. Each party also has the right to terminate the agreement if the other party breaches any of its obligations under the agreement, subject to providing notice and opportunity to cure, solely with respect to service or services impacted by the breach.

The transition services are to be provided in a manner, and at a level of service, substantially similar to the manner and at the level of service with which the services were provided during the 12-month period prior to the distribution. The charge for these services are, generally, to be intended to allow the parties to recover all of their direct and indirect costs incurred in connection with providing those services.

The Transition Services Agreement generally provides that each party bears its own risks with respect to the receipt and provision of the transition services, with limited exceptions for items such as the other party's gross negligence or willful misconduct.

License, Development and Noncompetition Agreement
In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Wyndham Destinations the right to use the “Wyndham” trademark, “The Registry Collection” and certain other trademarks and intellectual property in our business. This right is generally limited to use in connection with our vacation ownership, vacation rental (in the U.S., Canada, Mexico and Caribbean) and vacation exchange businesses, with certain limited exceptions. This agreement has a term of 100 years with an option for us to extend the term for an additional 30 years. We will pay Wyndham Hotels certain royalties and other fees under this agreement.

Additionally, the license, development and noncompetition agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict each of the Company and Wyndham Hotels from competing with the other party's business (subject to customary carve-outs) for the first 25 years of the term of the license, development and noncompetition agreement, and we may extend the term of these non-compete obligations for an additional 5-year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party's businesses, Wyndham Hotels or us, respectively, must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the license, development and noncompetition agreement. Additionally, if either party engages in a project that has a component that competes with the other party's businesses, Wyndham Hotels or us, respectively, must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the license, development and noncompetition agreement.

ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into three groups: risks related to our business and our industry, risks related to our common stock and risks related to the recent Spin-off. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

On May 9, 2018, we completed the sale of our European vacation rentals business and, during the fourth quarter of 2018, we commenced activities to facilitate the sale of our North American vacation rentals business. Dispositions of businesses, such as our European vacation rentals transaction and proposed North American vacations rentals transaction, pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations. See Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations related to the European vacation rentals business and Note 7-Held-for-Sale Business to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more details on the proposed North American vacation rentals transaction.

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

•	organized labor activities and associated litigation;

•	the bankruptcy or insolvency of customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our effectiveness in keeping pace with technological developments, which could impair our competitive position;

•	disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	owners or other developers that have development advance notes with, or who have received loans or other financial arrangements incentives from, us may experience financial difficulties;

•	consolidation of developers could adversely affect our exchange and rentals business;

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

•	disputes with owners of vacation ownership interests, property owners associations, and vacation exchange affiliation partners, which may result in litigation and the loss of management contracts;

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
Our international operations are subject to numerous risks, including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by non-U.S. citizens; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of assets by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any of these risks or any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates, could impact our results of operations, financial position or cash flows.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development.

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

Additionally, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted in the U.S., which broadly reforms the corporate tax system. The tax reform law, which among other items, reduces the U.S. corporate tax rate, eliminates or limits the deduction of certain expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and requires a minimum tax on earnings generated by foreign subsidiaries, significantly impacts our effective tax rate, cash tax expenses and/or deferred income tax balances.

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

•
disruptions in the financial markets, including potential financial uncertainties surrounding the United Kingdom’s pending withdrawal from the European Union, commonly referred to as “Brexit,” and the failure of financial institutions that support our credit facilities, general economic conditions and market liquidity factors outside of our control, which may limit our access to short- and long-term financing, credit and capital.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
Since mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, and have experienced increases to LIBOR in 2018.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, some of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and some of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

In July 2017, the United Kingdom Financial Conduct Authority announced its desire to phase out the use of LIBOR by the end of 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any of our LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. See further discussion in Note 15—Debt to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K.

We are subject to risks related to litigation.
We are subject to a number of claims and legal proceedings and the risk of future litigation as described in these Risk Factors and throughout this report and as may be updated in subsequent SEC filings from time to time, including, but not limited to, with respect to Cendant and the spin-off of Wyndham Hotels & Resorts, Inc. See further discussion in Note 19—Commitments and Contingencies to the Consolidated Financial Statements and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements, both included in Item 8 of this Annual Report on Form 10-K. We cannot predict with certainty the ultimate outcome and related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

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
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our guests, shareholders and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information, guest travel documents, other identification documents, account numbers and other personally identifiable information. We are subject to attack by cyber-criminals operating on a global basis attempting to gain access to such information, and the integrity and protection of that guest, shareholder and employee data is critical to us.

While we maintain what we believe are reasonable security controls over personal and proprietary information, including the personal information of guests, shareholders and employees, any breach of or breakdown in our systems that results in the theft, loss, fraudulent use or other unauthorized release of personal or proprietary information or other data could nevertheless occur and persist for an extended period of time without detection, which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and despite our investment in and maintenance of such controls, we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. For example, the recently enacted EU General Data Protection Regulation (“GDPR”) imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with GDPR could increase our compliance cost. In addition, should we violate or not comply with GDPR or any other applicable laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities. In the United States, California enacted the California Consumer Privacy Act of 2018, or the CCPA. The CCPA provides to California consumers certain new access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. The CCPA is scheduled to take effect on January 1, 2020 and the Company is currently evaluating the CCPA’s potential impact on its business or operations. Compliance with the CCPA may require us to incur significant costs and expenses.

Our information technology infrastructure, including but not limited to our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we transition from our legacy systems to new, cloud-based technologies, we may face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown.

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
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for reservation systems, payments systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Any natural disaster, cyberattack, disruption or other impairment in our technology capabilities and service facilities or those of our third-party service providers could result in denial or interruption of service, financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, failure to keep pace with developments in technology could impair our operations or competitive position.

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

The continuing evolution of social media presents new challenges and requires us to keep pace with new developments and trends. Negative posts or comments about us, the properties we manage or our brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of us and our products, and we cannot guarantee that we will timely or adequately redress such instances.

Current and future international operations expose us to additional challenges and risks that may not be inherent in operating solely in the U.S., including, but not limited to, our ability to sell products and services, enforce intellectual property rights and staff and manage operations due to different social or cultural norms and practices that are not customary in the U.S., distance and language.

We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant's contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the spin-off of our hotel business, Wyndham Hotels & Resorts, Inc. agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant's terminated or divested businesses, the Travelport sale, certain Cendant- related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

Risks Related to Our Common Stock
The trading price of our shares of common stock may continue to fluctuate.
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; our ability or perceived ability to realize the benefits of the Spin-off; our credit ratings, including the impact of the Spin-off on such ratings; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

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

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our share repurchase program.
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our share repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our share repurchase program if the Board deems such action to be in the best interests of our shareholders.

Risks Related to the Recent Spin-Off
We may be unable to achieve some or all of the benefits we expect to achieve from the spin-off.
On May 31, 2018, we completed the spin-off of our hotel business - Wyndham Hotels & Resorts, Inc. Although we believe that the Spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the Spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the Spin-off, which makes us more vulnerable to changing market and economic conditions and the risk of takeover by third parties. Operating as a smaller, independent entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms before the Spin-off, including our operating diversity, purchasing and borrowing leverage, available capital for investments, partnerships and relationships and opportunities to pursue integrated strategies with the businesses within our former combined company and the ability to attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the Spin-off transaction, and we may be unable to obtain financing, goods or services at prices or on terms as favorable as those obtained by our former combined company. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By spinning-off our hotel business, we also may be more susceptible to market fluctuations and other adverse events than we would be if we did not spin-off the hotel business. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the Spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

Our business operations are dependent upon our new senior management team and the ability of our other new employees to learn their new roles.
In connection with the Spin-off and the transition of our corporate headquarters from Parsippany, New Jersey to Orlando, Florida, we substantially changed our senior management team and have replaced many of the other employees performing key functions at our corporate headquarters. As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of new employees with business processes, operating requirements, policies and procedures, some of which are new, and key information technologies and related infrastructure used in our day-to-day operations and financial reporting and we may experience additional costs as new employees learn their roles and gain necessary experience. It is important to our success that these key employees quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, losing the services of any member of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time consuming and costly.

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
In accordance with the agreements we entered into with Wyndham Hotels in connection with the spin-off, Wyndham Hotels assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations related to Wyndham Hotels.

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
None.

ITEM 2.    PROPERTIES
Wyndham Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, which lease expires in 2025. We also have a leased office in Virginia Beach, Virginia for our Associate Service Center, which lease expires in 2019.

Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida pursuant to several leases which begin to expire in 2025. Our vacation ownership business also has leased spaces in Redmond, Washington; Springfield, Missouri; Chicago, Illinois; Las Vegas, Nevada; and Bundall, Australia with various expiration dates between 2020 and 2037. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada that expires in 2028 and in Northbrook, Illinois that expires in 2020. In addition, our vacation ownership business leases approximately 160 marketing and sales offices, of which, approximately 131 are located throughout the U.S., 16 are located in Australia, four are located in the Caribbean, three are located in Mexico, three are located in Thailand, one is located in Fiji, one is located in New Zealand and one is located in the Philippines. All leases that are due to expire in 2019 are presently under review related to our ongoing requirements.

Exchange & Rentals
Our exchange and rentals business has its main corporate operations in Orlando, Florida pursuant to several leases which begin to expire in 2025, and Indianapolis, Indiana; an owned location. The business also owns 22 properties, of which 19 are located in the U.S., one in the United Kingdom, one in Canada and one in Mexico. It also has 108 leased offices, of which 81 are located in North America, ten in Latin America, nine in Europe, five in Asia Pacific and three in Africa. Such leases have expiration dates between 2019 through 2035. All leases that are due to expire in 2019 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WYND”, formerly “WYN” prior to the spin-off of the hotel business on May 31, 2018. As of January 31, 2019, the number of stockholders of record was 4,930. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2018.”

Issuer Purchases of Equity Securities
Below is a summary of our Wyndham Destinations common stock repurchases by month for the quarter ended December 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan(b)
October 2018 (October 1-31)	851,500	$37.37	851,500	$884,366,330
November 2018 (November 1-30)	786,279	42.01	786,279	851,332,419
December 2018(a) (December 1-31)	945,831	37.23	945,831	816,116,847
Total (a)	2,583,610	$38.73	2,583,610	$816,116,847

(a)	Includes 61,067 shares purchased for which the trade date occurred in December 2018 while settlement occurred in January 2019.

(b)
On August 20, 2007, our Board authorized the repurchase of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. See Share Repurchase Program section included in Item 7 of this Annual Report on Form 10-K for further information on the Share Repurchase Program. The Board has since increased the capacity of the Share Repurchase Program eight times, most recently on October 23, 2017 by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion.

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 and all dividends and other distributions were reinvested.

Cumulative Total Return
	12/13	12/14	12/15	12/16	12/17	12/18

Wyndham Destinations	100.00	118.51	102.49	110.78	172.17	122.20
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
S&P Hotels, Resorts & Cruise Lines	100.00	124.06	128.85	138.54	206.55	169.24

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2018	2017	2016	2015	2014 (a)
Income Statement Data (in millions):
Net revenues	$3,931	$3,806	$3,692	$3,657	$3,498
Expenses
Operating and other (b)	3,051	3,000	2,907	2,888	2,777
Separation and related costs	223	26	—	—	—
Asset impairments	(4)	205	—	—	7
Depreciation and amortization	138	136	127	119	119
Operating income	523	439	658	650	595
Other (income), net	(38)	(28)	(21)	(15)	(8)
Interest expense	170	155	133	122	110
Early extinguishment of debt	—	—	11	—	—
Interest (income)	(5)	(6)	(7)	(8)	(8)
Income before income taxes	396	318	542	551	501
Provision/(benefit) for income taxes	130	(328)	190	173	232
Income from continuing operations	266	646	352	378	269
(Loss)/income from operations of discontinued businesses, net of income taxes	(50)	209	260	229	258
Income on disposal of discontinued business, net of income taxes	456	—	—	—	—
Net income	672	855	612	607	527
Net income attributable to noncontrolling interest	—	(1)	(1)	—	—
Net income attributable to Wyndham Destinations shareholders	$672	$854	$611	$607	$527

Per Share Data
Basic earnings per share
Continuing operations	$2.69	$6.26	$3.19	$3.21	$2.14
Discontinued operations	4.11	2.03	2.37	1.94	2.06
	$6.80	$8.29	$5.56	$5.15	$4.20

Basic weighted average shares outstanding (in millions)	98.9	103.0	109.9	118.0	125.3

Diluted earnings per share
Continuing operations	$2.68	$6.22	$3.17	$3.18	$2.12
Discontinued operations	4.09	2.02	2.35	1.92	2.04
	$6.77	$8.24	$5.52	$5.10	$4.16

Diluted weighted average shares outstanding (in millions)	99.2	103.7	110.6	119.0	126.6

Dividends
Cash dividends declared per share	$1.89	$2.32	$2.00	$1.68	$1.40

Balance Sheet Data (in millions):
Securitized assets (c)	$3,028	$2,680	$2,601	$2,576	$2,629
Total assets	7,158	10,450	9,866	9,618	9,612
Non-recourse vacation ownership debt (d)	2,357	2,098	2,141	2,106	2,139
Debt (d)	2,881	3,908	3,299	2,997	2,793
Total equity	$(569)	$774	$633	$864	$1,170

Operating Statistics:
Vacation Ownership
Gross VOI sales (in 000s)	$2,271,000	$2,138,000	$2,007,000	$1,960,000	$1,889,000
Tours (in 000s)	904	869	819	801	794
Volume Per Guest (“VPG”)	$2,392	$2,345	$2,324	$2,326	$2,257
Exchange & Rentals
Average number of members (in 000s)	3,847	3,799	3,852	3,831	3,765
Exchange revenue per member	$171.04	$176.74	$172.56	$173.59	$177.12

(a)
Fiscal year 2014 does not reflect the adoption of the new accounting standard related to revenue from contracts with customers. See Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the adoption of this guidance.

(b)	Includes operating, cost of VOIs, consumer financing interest, marketing, restructuring, and general and administrative expenses.

(c)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash and related assets that collateralize our non-recourse vacation ownership debt. Refer to Note 16—Variable Interest Entities to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

(d)	Reflects the impact of the adoption of the new accounting standards related to the presentation of debt issuance costs during 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

European Vacation Rentals Business
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and an after-tax gain of $456 million, net of $139 million in taxes. We have provided post-closing credit support in order to ensure that Platinum Equity, LLC (the “Buyer”) meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Hotel Business Spin-off
We completed the spin-off of our hotel business on May 31, 2018, which resulted in our operations being held by two separate, publicly traded companies. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. The new hotel company was named Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

North American Vacation Rentals Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and during the fourth quarter commenced activities to facilitate the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results were reflected within continuing operations on the Consolidated Statements of Income. See Note 7—Held-for-Sale Business to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

Tax Cuts and Jobs Act
On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act. The new law, which is also commonly referred to as “U.S. tax reform”, significantly changed U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and requiring a minimum tax on earnings generated by foreign subsidiaries. This new law significantly impacts our effective tax rate, cash tax expenses and/or deferred income tax balances.

La Quinta Acquisition
La Quinta Holdings Inc. (“La Quinta”). In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the hotel business spin-off on May 31, 2018. Upon completion of the Spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $665 million, $649 million and $623 million during 2018, 2017 and 2016, respectively. Management fee revenues were $314 million, $285 million and $273 million during 2018, 2017 and 2016, respectively. Reimbursable revenues were $351 million, $364 million and $350 million during 2018, 2017 and 2016, respectively. One of the associations that the Company manages paid its Exchange & Rentals segment $29 million for exchange services during 2018 and 2017, and $26 million during 2016.

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales including Fee-for-Service sales before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs and (iii) volume per guest (“VPG”), which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are a component of upgrade sales) by the number of tours.

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled by providing access to travel-related products and services. Consideration paid by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

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

Within our Exchange & Rentals segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents members in our vacation exchange programs who pay annual membership dues and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products and (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, member-related rentals and other services for the year divided by the average number of vacation exchange members during the year.

Other Items
The Company records property management services revenues and RCI Elite Rewards revenues for its Vacation Ownership and Exchange & Rentals segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. These reportable segments represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company has updated its segment reporting during the second quarter 2018 to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the completion of the spin-off of Wyndham Hotels and the sale of the European vacation rentals business, management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and Income taxes, each of which is presented on the Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2018 and 2017. These operating statistics are the drivers of our revenue and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2018	2017	% Change
Vacation Ownership
Gross VOI sales (in 000s) (a) (g)	$2,271,000	$2,138,000	6.2
Tours (in 000s) (b)	904	869	4.0
VPG (c)	$2,392	$2,345	2.0
Exchange & Rentals (d)
Average number of members (in 000s) (e)	3,847	3,799	1.3
Exchange revenue per member (f)	$171.04	$176.74	(3.2)

(a)
Represents total sales of VOIs, including sales under the Fee-for-Service program, before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(b)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $108 million and $102 million during 2018 and 2017, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

(d)	Includes impact of acquisitions from the acquisition date forward.

(e)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or who are within the allowed grace period.

(f)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the year ended December 31, (in millions):

	2018	2017
Gross VOI sales	$2,271	$2,138
Less: Fee-for-Service sales (1)	(46)	(34)
Gross VOI sales, net of Fee-for-Service sales	2,225	2,104
Less: Loan loss provision	(456)	(420)
Vacation ownership interest sales	$1,769	$1,684

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. Fee-for-Service commission revenues were $31 million and $24 million during 2018 and 2017, respectively. These commissions are reported within Service and membership fees on the Consolidated Statements of Income.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Our consolidated results are as follows:

	Year Ended December 31,
	2018	2017	Favorable/ (Unfavorable)
Net revenues	$3,931	$3,806	$125
Expenses	3,408	3,367	(41)
Operating income	523	439	84
Other (income), net	(38)	(28)	10
Interest expense	170	155	(15)
Interest (income)	(5)	(6)	(1)
Income before income taxes	396	318	78
Provision/(benefit) for income taxes	130	(328)	(458)
Income from continuing operations	266	646	(380)
(Loss)/income from operations of discontinued businesses, net of income taxes	(50)	209	(259)
Income on disposal of discontinued business, net of income taxes	456	—	456
Net income	672	855	(183)
Net income attributable to noncontrolling interest	—	(1)	1
Net income attributable to Wyndham Destinations shareholders	$672	$854	$(182)

Net revenues increased $125 million (3.3%) during 2018 compared with 2017. Foreign currency translation unfavorably impacted net revenues by $7 million. Excluding foreign currency translation, the increase in net revenues was primarily the result of:

•	$141 million of higher revenues in our vacation ownership business primarily due to an increase in net VOI sales, consumer financing and property management revenues; partially offset by

•	$8 million decrease in revenues in our exchange and rentals business primarily driven by lower inventory levels and a change in customer mix.

Expenses increased $41 million (1.2%) during 2018 compared with 2017. Foreign currency translation favorably impacted expenses by $6 million. Excluding foreign translation currency, the increase in expenses was primarily the result of:

•	$197 million increase in separation costs related to the spin-off of Wyndham Hotels;

•	$70 million of increased expenses from normal operating activities related to higher revenues; and

•	$12 million of incremental costs due to acquisitions at our Exchange & Rentals segment; partially offset by

•
$209 million decrease in non-cash impairment charges primarily related to the 2017 write-down of undeveloped VOI land and VOI inventory in Saint Thomas, U.S. Virgin Islands at our Vacation Ownership segment as a result of hurricanes; and

•	$28 million of cost savings related to overhead and operations due to cost containment initiatives at our Exchange & Rental segment.

Other income, net of other expense increased $10 million during 2018 compared with 2017 due to a favorable value added tax refund and higher business interruption insurance claims received in 2018 related to 2017 hurricanes; partially offset by a non-cash gain related to the Love Home Swap acquisition in 2017 resulting from a re-measurement of our original investment to fair value.

Interest expense increased $15 million during 2018 compared with 2017 primarily due to an increase in the average outstanding revolving credit facility balances, a less favorable debt mix and higher interest rates.

Our effective tax rate in 2018 was a provision of 32.8%. Our effective rate differs from the 2018 statutory U.S. Federal income tax rate of 21.0% primarily due to an increase in the valuation allowance on the Company’s deferred tax assets. Our effective tax rate in 2017 was a benefit of 103.1%, which differs from the 2017 statutory U.S. Federal income tax rate of 35.0% primarily due to the net benefit from the impact of the U.S. enactment of the Tax Cuts and Jobs Act.

Our results of operations reflect a negative impact from the 2018 hurricanes, Florence and Michael, and the lingering effects of the 2017 hurricane, Maria. We estimate that the 2018 hurricanes reduced revenues, Adjusted EBITDA, and net income by $23 million, $16 million, and $11 million, respectively. We estimate that hurricane Maria reduced 2018 revenues, Adjusted EBITDA, and net income by $12 million, $11 million, and $7 million, respectively.

During 2018, there was a $50 million loss from operations of discontinued businesses, net of income taxes, compared to income of $209 million during 2017. The primary drivers of the $259 million change were the spin-off of the hotel business and the sale of the European vacation rentals business in May 2018.

Income on disposal of discontinued business, net of income taxes was $456 million during 2018, representing the gain on the sale of the European vacation rentals business.

As a result of these items, net income attributable to Wyndham Destinations shareholders decreased $182 million (21.3%) as compared with 2017.

Following is a discussion of the 2018 results of each of our segments compared to 2017:

	Year Ended December 31,
Net revenues	2018	2017
Vacation Ownership	$3,016	$2,881
Exchange & Rentals	918	927
Total reportable segments	3,934	3,808
Corporate and other (a)	(3)	(2)
Total Company	$3,931	$3,806

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2018	2017
Net income attributable to Wyndham Destinations shareholders	$672	$854
Net income attributable to noncontrolling interest	—	1
(Income) on disposal of discontinued business, net of income taxes	(456)	—
Loss/(income) from operations of discontinued businesses, net of income taxes	50	(209)
Provision/(benefit) for income taxes	130	(328)
Depreciation and amortization	138	136
Interest expense	170	155
Interest (income)	(5)	(6)
Separation and related costs (b)	223	26
Restructuring (c)	16	14
Asset impairments	(4)	205
Legacy items (d)	1	(6)
Acquisition gain, net	—	(13)
Stock-based compensation	23	53
Value-added tax refund	(16)	—
Adjusted EBITDA	$942	$882

	Year Ended December 31,
Adjusted EBITDA	2018	2017
Vacation Ownership	$731	$709
Exchange & Rentals	278	268
Total reportable segments	1,009	977
Corporate and other (a)	(67)	(95)
Total Company	$942	$882

(a)	Includes the elimination of transactions between segments.

(b)	Includes $105 million and $4 million of stock based compensation expenses for the years ended 2018 and 2017, respectively.

(c)	Includes $1 million of stock-based compensation expense for the year ended 2017.

(d)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company’s separation from Cendant.

Vacation Ownership
Net revenues increased $135 million (5%) and Adjusted EBITDA increased $22 million (3%) during 2018 compared with 2017. Foreign currency translation unfavorably impacted net revenues by $6 million and Adjusted EBITDA by $2 million. Increases in net revenues were primarily driven by:

•
$122 million increase in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 4% increase in tours, resulting from our continued focus on new owner generation, and a 2% increase in VPG; partially offset by a $37 million increase in our provision for loan losses due to higher gross VOI sales and the impact of higher defaults;

•	$28 million increase in consumer financing revenues due to a higher weighted average interest rate earned on a larger average portfolio balance;

•	$15 million increase in property management revenues primarily due to higher management fees; and

•	$7 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•
$65 million increase in marketing costs due to our continued focus on adding new owners, who typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$41 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$31 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales;

•	$15 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate on our non-recourse debt; and

•	$6 million increase in commission expenses as a result of higher Fee-for-Service VOI sales.

Such decreases in Adjusted EBITDA were partially offset by:

•	$31 million decrease in maintenance fees on unsold inventory;

•
$4 million decrease in general and administrative expenses primarily associated with lower employee-related costs and legal settlement expenses; partially offset by information technology and advertising initiatives;

•	$4 million increase in ancillary sales and marketing activities; and

•	$3 million received from settlement of business interruption claims.

Exchange & Rentals
Net revenues decreased $9 million (1.0%) and Adjusted EBITDA increased $10 million (3.7%) during the twelve months ended December 31, 2018 compared with the same period during 2017. Foreign currency unfavorably impacted net revenues by $1 million and favorably impacted Adjusted EBITDA by $4 million.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$12 million net decrease in exchange and related service revenues, inclusive of $9 million incremental acquisition revenue, primarily driven by lower inventory levels and a change in customer mix; and

•	$2 million decrease in net revenues generated from vacation rental transactions and related services; partially offset by
$6 million increase in ancillary revenues, inclusive of $2 million incremental acquisition revenue, primarily driven by homeowner services and transition service agreement fees.

In addition to the drivers mentioned above, 2018 Adjusted EBITDA, excluding the impact of currency, was further impacted by:

•	$28 million of cost savings related to overhead and operations due to cost containment initiatives; partially offset by

•	$12 million of incremental costs due to acquisitions, and

•	$4 million negative net impact from the absence of legal settlement proceeds in 2018 compared to proceeds received in 2017.

Corporate and other
Corporate and other Adjusted EBITDA increased $28 million during the twelve months ended December 31, 2018 compared with the same period during 2017. Foreign currency unfavorably impacted Adjusted EBITDA by $3 million. The remaining increase in Adjusted EBITDA was primarily due to lower employee-related costs as a result of restructuring initiatives.

OPERATING STATISTICS
The following table presents our operating statistics for the years ended December 31, 2017 and 2016. See Results of Operations section for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2017	2016	% Change
Vacation Ownership
Gross VOI sales (in 000s) (a) (g)	$2,138,000	$2,007,000	6.5
Tours (in 000s) (b)	869	819	6.1
VPG (c)	$2,345	$2,324	0.9
Exchange & Rentals (d)
Average number of members (in 000s) (e)	3,799	3,852	(1.4)
Exchange revenue per member (f)	$176.74	$172.56	2.4

(a)
Represents total sales of VOIs, including sales under the Fee-for-Service program, before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(b)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $102 million and $103 million during 2017 and 2016, respectively. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of the business’s tour selling efforts during a given reporting period.

(d)	Includes impact of acquisitions from the acquisition date forward.

(e)	Represents members in our vacation exchange programs who paid annual membership dues as of the end of the period or within the allowed grace period.

(f)
Represents total annualized revenues generated from fees associated with memberships, exchange transactions, member-related rentals and other servicing for the period divided by the average number of vacation exchange members during the period.

(g)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the year ended December 31 (in millions):

	2017	2016
Gross VOI sales	$2,138	$2,007
Less: Fee-for-Service sales (1)	(34)	(64)
Gross VOI sales, net of Fee-for-Service sales	2,104	1,943
Less: Loan loss provision	(420)	(342)
Vacation ownership interest sales	$1,684	$1,601

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. Fee-for-Service commission revenues were $24 million and $46 million during 2017 and 2016, respectively.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Our consolidated results are as follows:

	Year Ended December 31,
	2017	2016	Favorable/(Unfavorable)
Net revenues	$3,806	$3,692	$114
Expenses	3,367	3,034	(333)
Operating income	439	658	(219)
Other (income), net	(28)	(21)	7
Interest expense	155	133	(22)
Early extinguishment of debt	—	11	11
Interest (income)	(6)	(7)	(1)
Income before income taxes	318	542	(224)
(Benefit)/provision for income taxes	(328)	190	518
Income from continuing operations	646	352	294
Income from operations of discontinued businesses, net of income taxes	209	260	(51)
Net income	855	612	243
Net income attributable to noncontrolling interest	(1)	(1)	—
Net income attributable to Wyndham Destinations shareholders	$854	$611	$243

Net revenues increased $114 million (3.1%) during 2017 compared with 2016. Foreign currency favorably impacted net revenues by $9 million. Excluding foreign currency impact, the increase in net revenues was primarily the result of:

•	$101 million of higher revenues in our vacation ownership business primarily due to an increase in net VOI sales, property management and consumer financing revenues;

•	$8 million of higher revenues in our exchange and rentals business primarily due to exchange and related service revenues and acquisitions.

Expenses increased $333 million (11.0%) during 2017 compared with 2016. Foreign currency unfavorably impacted expenses by $8 million. Excluding foreign currency impact, the increase in expenses was primarily the result of:

•
$205 million of non-cash impairment charges primarily related to a write-down of undeveloped VOI land and a write-down of VOI inventory in the Saint Thomas, U.S. Virgin Islands resulting from the impact of the 2017 hurricanes in our vacation ownership business;

•	$108 million of higher expenses from operations primarily related to the revenue increases;

•	$26 million of separation and related costs related to the hotel spin-off; and

•	$9 million increase in depreciation and amortization resulting from the impact of property and equipment additions; partially offset by

•	$24 million foreign exchange loss related to the devaluation of the Venezuela exchange rate during 2016.

Other income, net increased $7 million during 2017 compared with 2016 due to a non-cash gain related to the Love Home Swap acquisition at our Exchange & Rentals segment resulting from a re-measurement of our original investment to fair value.

Interest expense increased $22 million during 2017 compared with 2016 primarily due to the impact of senior unsecured notes issued during March 2017; partially offset by the repayment of our 2.95% senior unsecured notes during March 2017.

Our effective tax rate in 2017 was a benefit of 103.1%. Our effective rate differs from the statutory U.S. Federal income tax rate of 35.0% primarily due to the net benefit of $407 million from the impact of the U.S. enactment of the Tax Cuts and Jobs Act. Our effective tax rate in 2016 was a provision of 35.1%.

Our results of operations reflect a negative impact from hurricanes Harvey, Irma, and Maria in 2017. We estimate that the hurricanes reduced our revenues, Adjusted EBITDA and net income by $32 million, $20 million and $13 million, respectively.

Income from discontinued operations, net of income taxes decreased $51 million during 2017 compared with 2016 primarily from costs associated with the hotel spin-off and the sale of the European vacation rentals business.

As a result of these items, net income attributable to Wyndham Destinations shareholders increased $243 million (39.8%) as compared with 2016.

Following is a discussion of the 2017 results of each of our segments and Corporate and Other compared to 2016:

	Year Ended December 31,
Net revenues	2017	2016
Vacation Ownership	$2,881	$2,774
Exchange & Rentals	927	916
Total reportable segments	3,808	3,690
Corporate and other (a)	(2)	2
Total Company	$3,806	$3,692

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2017	2016
Net income attributable to Wyndham Destinations shareholders	$854	$611
Net income attributable to noncontrolling interest	1	1
(Income) from operations of discontinued businesses, net of income taxes	(209)	(260)
(Benefit)/provision for income taxes	(328)	190
Depreciation and amortization	136	127
Interest expense	155	133
Early extinguishment of debt (b)	—	11
Interest (income)	(6)	(7)
Venezuela currency devaluation	—	24
Executive departure costs	—	6
Separation and related costs (c)	26	—
Restructuring (d)	14	12
Asset impairments	205	—
Legacy items (e)	(6)	(11)
Acquisition gain, net	(13)	—
Stock-based compensation	53	55
Adjusted EBITDA	$882	$892

	Year Ended December 31,
Adjusted EBITDA	2017	2016
Vacation Ownership	$709	$724
Exchange & Rentals	268	261
Total reportable segments	977	985
Corporate and other (a)	(95)	(93)
Total Company	$882	$892

(a)	Includes the elimination of transactions between segments.

(b)	Represents costs incurred for the early repurchase of the remaining portion of our 6.00% senior unsecured notes during 2016.

(c)	Includes $4 million of stock based compensation expenses for the year ended 2017.

(d)	Includes $1 million of stock-based compensation expense for the year ended 2017.

(e)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company’s separation from Cendant.

Vacation Ownership
Net revenues increased $107 million (4%) and Adjusted EBITDA decreased $15 million (2%), respectively, during 2017 compared with 2016. Foreign currency favorably impacted net revenues by $6 million and Adjusted EBITDA by less than $1 million. Increases in net revenues were primarily driven by:

•
$160 million increase in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 6% increase in tours, reflecting our continued focus on new owner generation, and a 0.9% increase in VPG; partially offset by a $78 million increase in our provision for loan losses due to higher gross VOI sales and the impact of third parties encouraging customers to default on their timeshare loans;

•	$27 million increase in property management revenues due to higher management fees and reimbursable revenues, and

•	$22 million increase in consumer financing revenues due to a higher weighted average interest rate earned on a larger average portfolio balance; partially offset by

•	$22 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales as we continue to shift our focus to utilizing our Just-in-Time inventory for VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$49 million increase in marketing costs due to our continued focus on adding new owners, who typically carry a higher cost per tour;

•	$27 million of higher sales and commission expenses primarily due to higher gross VOI sales;

•	$19 million increase in property management expenses;

•	$17 million of higher maintenance fees on unsold inventory;

•	$15 million of higher employee-related costs;

•	$12 million of higher legal settlement expenses; and

•	$6 million of lower proceeds from business interruption claims.

Such decreases in Adjusted EBITDA were partially offset by:

•	$19 million decrease of commission expenses as a result of lower Fee-for-Service VOI sales; and

•	$1 million decrease of consumer financing interest expense resulting from a decrease in the weighted average interest rate on our non-recourse debt.

Exchange & Rentals
Net revenues and Adjusted EBITDA increased $11 million (1%) and $7 million (3%), respectively, in 2017 compared with 2016. Foreign currency translation favorably impacted net revenues and Adjusted EBITDA by $3 million and $1 million, respectively. Increases in net revenues excluding the impact of currency were primarily driven by:

•	$4 million increase in exchange and related service revenues primarily driven by an increase in exchange revenue per member, partially offset by a decline in the average number of members; and

•	$2 million increase in rental transactions and related services principally due to an increase in average net price per vacation rental.

In addition, Adjusted EBITDA also reflected the absence of $3 million from the favorable settlement of business disruption claims related to the Gulf of Mexico oil spill received during 2016.

Corporate and other
Corporate and other Adjusted EBITDA decreased $2 million during 2017 compared with 2016 primarily due to decreased intercompany revenue partially offset by acquisition-related deal costs incurred in 2016 for which there were no equivalent costs incurred in 2017.

DISCONTINUED OPERATIONS
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and an after-tax gain of $456 million, net of $139 million in taxes. We have provided post-closing credit support in order to ensure that Platinum Equity, LLC (the “Buyer”) meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We completed the spin-off of our hotel business on May 31, 2018, which resulted in our operations being held by two separate, publicly traded companies. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. The new hotel company was named Wyndham Hotels & Resorts, Inc. As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements. For further details see Note 6—Discontinued Operations to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During 2018, there was a $50 million loss from discontinued operations, net of taxes. Income from discontinued operations, net of taxes was $209 million and $260 million in 2017 and 2016, respectively. Separation and related costs from discontinued operations was $111 million and $40 million in 2018 and 2017, respectively.

SEPARATION AND TRANSACTION COSTS
During 2018, the Company incurred $223 million of expenses in connection with the spin-off of the hotel business which are reflected within continuing operations and include related costs of the Spin-off, of which $217 million were related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during 2018, the Company incurred $111 million of separation related expenses in connection with the hotel spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

During 2017, the Company incurred $26 million of expenses associated with the planned spin-off of the hotel business and the exploration of strategic alternatives for the European vacation rentals business which are reflected within continuing operations. Additionally, during this same time period the Company incurred $40 million of separation related costs that are included within discontinued operations. These costs include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

RESTRUCTURING PLANS
During 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. The remaining 2018 restructuring liability of $12 million is expected to be paid by the end of 2019.

During 2017, the Company recorded $14 million of charges related to restructuring initiatives, all of which were personnel-related resulting from a reduction of approximately 200 employees. The charges consisted of (i) $8 million at its Exchange & Rentals segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, and (ii) $6 million at the Company’s corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions. During 2017, the Company reduced its restructuring liability by $11 million, of which $9 million was in cash payments and $1 million was through the issuance of Wyndham stock. During 2018, the Company reduced its restructuring liability by $3 million of cash payments. The 2017 restructuring liability was paid in full as of December 31, 2018.

During 2016, the Company recorded $12 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $8 million of personnel-related costs resulting from a reduction of 450 employees, $4 million at both the Vacation Ownership and the Exchange & Rentals segments. The Vacation Ownership segment also incurred a $2 million non-cash asset impairment charge resulting from the write-off of assets from sales office closures, and $2 million of facility-related expenses. In both 2016 and 2017, the Company reduced its liability with $5 million of cash payments. During 2018, the Company reduced its liability with $1 million of cash payments. During 2018, the Company reduced its liability with $1 million in cash payments. As of December 31, 2018, the remaining liability of less than $1 million, all of which is related to leased facilities, is expected to be paid by the end of 2020.

We have additional restructuring plans which were implemented prior to 2016. During 2018 the Company reduced its liability for such plans with less than $1 million of cash payments, and $1 million of cash payments in each of 2017 and 2016, respectively. As of December 31, 2018, the remaining liability of less than $1 million, all of which is related to leased facilities, is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2018	December 31, 2017	Change
Total assets	$7,158	$10,450	$(3,292)
Total liabilities	7,727	9,676	(1,949)
Total equity	(569)	774	(1,343)

Total assets decreased $3.29 billion from December 31, 2017 to December 31, 2018 primarily due to:

•	$3.56 billion decrease as a result of the spin-off of Wyndham Hotels and the sale of the European vacation rentals business.
Such deceases in assets were partially offset by:

•	$170 million increase in cash primarily related to our international businesses; and

•	$136 million increase in net vacation ownership contract receivables.

Total liabilities decreased $1.95 billion from December 31, 2017 to December 31, 2018 primarily due to:

•	$1.42 billion decrease as a result of the spin-off of Wyndham Hotels and the sale of the European vacation rentals business;

•
$1.03 billion reduction in debt, primarily related to the repayment of the $450 million 2.5% senior unsecured notes that matured in March 2018, the terminations of the revolving credit facility maturing in 2020, the $325 million secured term loan B maturing in 2021, and the commercial paper program, partially offset by borrowings under the new revolving credit facility maturing in 2023 and the $300 million term loan maturing in 2025; and

•
$166M decrease in accounts payable, $87 million of which is due to the classification of North American vacation rentals as held-for-sale, the remaining variance is primarily due to timing of purchases and payments in the normal course of business.

Such decreases in liabilities were partially offset by:

•	$259 million increase in non-recourse vacation ownership debt;

•
$157 million increase in accrued expenses and other liabilities, primarily due to an increase in income taxes payable, and guarantee liabilities relating to the sale of the European vacation rentals business, partially offset by $27 million due to the classification of North American vacation rentals as held-for-sale; and

•	$123 million increase in deferred income taxes, primarily related to installment sales of VOIs and the valuation allowance on the Company’s deferred tax assets.
Total equity decreased $1.34 billion from December 31, 2017 to December 31, 2018 primarily due to:

•	$1.53 billion decrease in retained earnings due to the distribution related to the spin-off of Wyndham Hotels;

•	$324 million treasury stock repurchases; and

•	$191 million of dividends.
Such decreases were partially offset by:

•	$672 million of net income attributable to Wyndham Destinations shareholders; and

•	$81 million increase in additional paid-in capital primarily related to stock-based compensation.

Liquidity and Capital Resources
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as the issuance of secured debt. In addition, we use our bank conduit facility and non-recourse debt borrowings to finance our vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, our bank conduit facility, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs.

In connection with the spin-off of Wyndham Hotels and the entry into new credit facilities, on May 31, 2018, the Company used net proceeds from the secured term loan B and $220 million of borrowings under the new $1.0 billion revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020. In addition, effective May 31, 2018, the Company terminated the $1.5 billion revolving credit facility maturing in 2020, the $400 million 364-day credit facility maturing in 2018 and the $325 million term loan maturing in 2021.

Following the Spin-off, the Company’s corporate notes were downgraded by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing the Company’s 4.15% Notes due 2024 (the “2024 Notes”) were increased to 5.40%, the 5.10% Notes due 2025 (the “2025 Notes”) were increased to 6.35%, and the 4.50% Notes due 2027 (the “2027 Notes”) were increased to 5.75% per annum, respectively. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by S&P, Moody’s or a substitute rating agency.

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion and available capacity of $784 million, net of letters of credit, as of December 31, 2018.

The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018, respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million, respectively. As of December 31, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million, all under our U.S. commercial paper program, at a weighted average interest rate of 2.34%.

Our current two-year, $800 million non-recourse vacation ownership bank conduit facility, with a borrowing capability through April 2020, had $282 million of available capacity as of December 31, 2018. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than May 2021.

Our fifteen-month, $750 million non-recourse vacation ownership bank conduit facility, was terminated and repayments were accelerated. No balance remained as of December 31, 2018.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

The Company is currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently the Company has several debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents and restricted cash during 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Cash provided by/(used in)
Operating activities:
Continuing operations	$292	$500	$441
Discontinued operations	150	486	522
Investing activities:
Continuing operations	(99)	(151)	(140)
Discontinued operations	(626)	(211)	(206)
Financing activities:
Continuing operations	(1,786)	(536)	(574)
Discontinued operations	2,066	(22)	(12)
Effects of changes in exchange rates on cash and cash equivalents	(9)	17	(20)
Net change in cash and cash equivalents	$(12)	$83	$11
Operating Activities
Net cash provided by operating activities from continuing operations for the year ended December 31, 2018 decreased by $208 million compared to the same period in 2017. Such decrease was driven by:

•	$380 million decrease in net income from continuing operations; and

•
$253 million increase in cash utilized for working capital primarily due to increased separation-related receivables classified in Other assets and increased Vacation ownership contract receivables, net; partially offset by

•	$425 million increase in non-cash items primarily due to deferred income taxes as the prior year included significant adjustments due to the change in the U.S. corporate tax rate.

Net cash provided by operating activities from discontinued operations for the year ended December 31, 2018 decreased by $336 million compared to the same period of the prior year. Such decrease was driven by:

•	$600 million decrease in non-cash items; partially offset by

•	$198 million increase in net income from discontinued operations; and

•	$66 million increase in cash provided by working capital.

Net cash provided by operating activities from continuing operations for the year ended December 31, 2017, increased by $59 million compared to the same period in 2016. Such increase was driven by:

•	$294 million increase in net income from continuing operations, offset in part by:

•
$57 million increase in cash utilized for working capital primarily due to an increase in vacation ownership contract receivables resulting from higher originations and increased spending on vacation ownership development projects partially offset by an increase in accrued expenses associated with higher employee-related costs; and

•	$178 million decrease in non-cash items primarily due to deferred income taxes in 2017 which included significant adjustments due to the change in the U.S. corporate tax rate.

Net cash provided by operating activities from discontinued operations decreased by $36 million compared to 2016. This was primarily due to:

•	$51 million decrease in net income; partially offset by

•	$12 million increase in non-cash items; and

•	$3 million increase in net working capital.

Investing Activities
Net cash used in investing activities from continuing operations for the year ended December 31, 2018 decreased by $52 million primarily due to the Love Home Swap and DAE acquisitions in 2017 for which there was no equivalent in 2018.

Net cash used in investing activities from discontinued operations for the year ended December 31, 2018 increased by $415 million compared to the same period of the prior year. The increase was due to:

•	$1.55 billion higher cash used for acquisitions in 2018; offset by

•	$1.1 billion of cash proceeds from the sale of businesses in 2018; as well as $43 million lower additions to property and equipment in 2018 compared to 2017.

Net cash used in investing activities from continuing operations for the year ended December 31, 2017, increased $11 million compared to the prior year, primarily due to the Love Home Swap and DAE acquisitions in 2017, partially offset by $10 million of lower proceeds from asset sales in 2017 compared to 2016.

Net cash used in investing activities for discontinued operations increased by $5 million.

Financing Activities
Net cash used in financing activities from continuing operations for the year ended December 31, 2018, increased $1.25 billion compared to the same period in 2017, primarily due to:

•	$1.07 billion higher net repayments; and

•	$476 million of cash transferred to Wyndham Hotels upon Spin-off; partially offset by

•	$269 million of lower share repurchases.

Net cash provided by financing activities for discontinued operations increased $2.09 billion compared to the same period of the prior year representing the proceeds from borrowings associated with the La Quinta acquisition.

Net cash used in financing activities for continuing operations for the year ended December 31, 2017, decreased $38 million compared to 2016, primarily due to $52 million of higher net borrowings.

Net cash used in financing activities for discontinued operations increased $10 million primarily due to contingent payments related to prior-year acquisitions.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends.

During 2018, we invested $202 million in vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. The average inventory spend on vacation ownership development projects for the five-year period from 2019 through 2023 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2018, we invested $99 million for capital expenditures for continuing operations, primarily on information technology enhancement and facility related projects. During 2019, we anticipate investing approximately $110 million to $120 million on capital expenditures for continuing operations.

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

Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. We had $816 million of remaining availability in our program as of December 31, 2018.

Under our current share repurchase program, we repurchased 6.2 million shares during the year ended December 31, 2018. Of these repurchases, 0.9 million shares were repurchased prior to the spin-off of Wyndham Hotels at an average price of $114.89 for a total of $103 million, and 5.3 million shares were repurchased since the spin-off of Wyndham Hotels at an average price of $41.31 for a total cost of $221 million.

As of December 31, 2018, we have repurchased under our current and prior share repurchase programs, a total of 126 million shares for a cost of $6.07 billion since our separation from Cendant.

The average prices for both current year repurchases and total repurchases were impacted by five months of higher per share price prior to the spin-off of Wyndham Hotels and seven months of lower per share price after the Spin-off.

During the period January 1, 2019 through February 25, 2019, we repurchased an additional 1.0 million shares at an average price of $41.47 for a cost of $40 million. We currently have $776 million remaining availability in our program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
During the quarterly period ended March 31, 2018 the Company paid cash dividends of $0.66 per share, in each of the quarterly periods ended June 30, September 30 and December 31, 2018, the Company paid cash dividends of $0.41 per share. For each of the quarterly periods in 2017 and 2016, the Company paid cash dividends of $0.58 and $0.50 per share, respectively. The aggregate of dividends paid to shareholders for 2018, 2017 and 2016 were $194 million, $242 million, and $223 million, respectively.

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

Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $654 million will be reinvested indefinitely as of December 31, 2018. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

LONG-TERM DEBT COVENANTS
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2018, our interest coverage ratio was 6.2 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2018, our first lien leverage ratio was 2.8 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2018, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2018, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our $800 million bank conduit facility with a term through April 2020, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of December 31, 2018, we had $282 million of availability under these asset-backed bank conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 15 surety providers in the amount of $2.60 billion, of which the Company had $365 million outstanding as of December 31, 2018. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

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

Our debt is rated Ba2 with a “stable outlook” by Moody’s Investors Service and BB- with a “positive outlook” by Standard and Poor’s, and BB- with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs, vacation exchange fees and commission income earned from renting vacation properties. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business book their vacations for the year. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business along with the Company’s guarantees and indemnifications and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business.

CONTRACTUAL OBLIGATIONS
The following table summarizes the future contractual obligations of our continuing operations for the 12-month periods beginning on January 1st of each of the years set forth below:

	2019	2020	2021	2022	2023	Thereafter	Total
Non-recourse debt (a)	$195	$198	$640	$200	$215	$909	$2,357
Debt	38	43	252	652	588	1,308	2,881
Interest on debt (b)	238	230	201	160	122	133	1,084
Operating leases	34	30	26	24	22	99	235
Purchase commitments (c)	230	179	104	96	88	420	1,117
Inventory sold subject to conditional repurchase (d)	36	38	56	30	—	—	160
Separation liabilities (e)	3	13	—	—	—	2	18
Total (f)	$774	$731	$1,279	$1,162	$1,035	$2,871	$7,852

(a)	Represents debt that is securitized through bankruptcy-remote SPEs, the creditors to which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and the swapped interest rates on our non-recourse debt.

(c)
Includes (i) $848 million for marketing related activities (ii) $153 million relating to the development of vacation ownership properties, of which $43 million is included within Total liabilities on the Consolidated Balance Sheet, and (iii) $64 million for information technology activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 11—Inventory to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail) of which $52 million is included within Total liabilities on the Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to our separation from Cendant (See Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail.

(f)
Excludes a $34 million liability for unrecognized tax benefits associated with the guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to amounts shown in the table above, we have $42 million of contractual obligations related to our held-for-sale business, of which $12 million is due within one year. Such obligations primarily relate to operating leases and purchase obligations.

In addition to the above and in connection with our Separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. For information on matters related to the Company’s former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Purchase Commitments. In the normal course of business, we make various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by us as of December 31, 2018 aggregated $1.12 billion, of which $848 million were for marketing-related activities, $153 million were related to the development of vacation ownership properties, and $64 million were for information technology activities.

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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold Company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was approximately $369 million as of December 31, 2018. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2018, 2017 and 2016, we made payments related to these guarantees of $10 million, $11 million and $13 million, respectively. As of December 31, 2018 and 2017, we maintained a liability in connection with these guarantees of $33 million and $35 million, respectively, on our Consolidated Balance Sheets.

We guarantee our Vacation Ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $160 million as of December 31, 2018.

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2018 the maximum potential future payments that the Company may be required to make under these guarantees were approximately $37 million. As of December 31, 2018 and 2017, the Company had no recognized liabilities in connection with these guarantees.

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

Securitizations. We pool qualifying vacation ownership contract receivables and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheet as of December 31, 2018.

Letters of Credit. As of December 31, 2018, we had $70 million of irrevocable standby letters of credit outstanding, of which $35 million were backed by our revolving credit facilities. As of December 31, 2017, we had $47 million of irrevocable standby letters of credit outstanding, of which $1 million were under our revolving credit facility. Such letters of credit issued during 2018 and 2017 primarily supported the securitization of vacation ownership contract receivables funding, certain insurance policies and development activity in our vacation ownership business.

Surety Bonds. As of December 31, 2018, we had assembled commitments from 15 surety providers in the amount of $2.60 billion, of which $365 million was outstanding. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our surety bonds.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. In addition to our significant accounting policies referenced in Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired and the transaction price has been deemed to be collectible. For developer-financed sales, the Company reduces the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. The Company’s estimates of uncollectible amounts are based largely on the results of the Company’s static pool analysis which relies on historical payment data by customer class. In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company bifurcates the sale and allocates the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of 18 months or less and are recognized at a point in time upon transfer of control.

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

Inventory. Our inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation credits and real estate interests sold subject to conditional repurchase. We carry our inventory at the lower of cost, or estimated fair value less costs to sell, which can result in impairment charges and/or recoveries of previous impairments. Cost of VOIs includes all costs directly associated with the acquisition, development and construction of the underlying resort property, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process.

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

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. We performed a qualitative assessment for impairment on each reporting unit’s goodwill. Based on the results of our qualitative assessments performed during the fourth quarter of 2018, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our exchange, rentals, or vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings. During the third quarter of 2017, we decided to explore strategic alternatives for our European vacation rentals business, which was previously part of our Wyndham Exchange & Rentals segment, and in the fourth quarter of 2017, we commenced activities to facilitate the sale of this business. As a result, we performed a qualitative assessment of our remaining Exchange & Rentals segment and determined that no impairment existed.

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

Refer to Note 2—Summary of Significant Accounting Policies and Note 9—Income Taxes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional detail.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 18—Financial Instruments to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Our principal market exposures are interest and foreign currency rate risks.

•
Our primary interest rate exposure as of December 31, 2018 was to interest rate fluctuations in the U.S., specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We are currently evaluating the impact of the transition from the LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently the Company has several debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Australian and Canadian dollars, the British pound, Brazilian real, Mexican peso and the Euro. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

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

Our variable rate borrowings, which include our term loan, non-recourse bank conduit facilities, revolving credit facilities and a portion of secured fixed-rate notes which have been swapped to a variable interest rate, exposes us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2018 was approximately $518 million in non-recourse debt and $867 million in corporate debt. A 100 basis point change in the underlying interest rates would result in approximately a $5 million increase or decrease in annual consumer financing interest expense and a $9 million increase or decrease in annual long-term debt interest expense.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of the Company and its subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2018. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2018, the absolute notional amount of our outstanding foreign exchange hedging instruments was $67 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would not generate a material increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

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

We used December 31, 2018 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Wyndham Destinations, Inc.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wyndham Destinations, Inc. (formerly Wyndham Worldwide Corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers, and related amendments.

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

/s/ Deloitte & Touche LLP
Tampa, Florida
February 26, 2019

We have served as the Company’s auditor since 2005.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenues
Vacation ownership interest sales	$1,769	$1,684	$1,601
Service and membership fees	1,611	1,599	1,585
Consumer financing	491	463	440
Other	60	60	66
Net revenues	3,931	3,806	3,692

Expenses
Operating	1,642	1,636	1,607
Cost of vacation ownership interests	183	150	146
Consumer financing interest	88	74	75
Marketing	609	546	499
General and administrative	513	580	568
Separation and related costs	223	26	—
Asset impairments	(4)	205	—
Restructuring	16	14	12
Depreciation and amortization	138	136	127
Total expenses	3,408	3,367	3,034
Operating income	523	439	658
Other (income), net	(38)	(28)	(21)
Interest expense	170	155	133
Early extinguishment of debt	—	—	11
Interest (income)	(5)	(6)	(7)
Income before income taxes	396	318	542
Provision/(benefit) for income taxes	130	(328)	190
Income from continuing operations	266	646	352
(Loss)/income from operations of discontinued businesses, net of income taxes	(50)	209	260
Income on disposal of discontinued business, net of income taxes	456	—	—
Net income	672	855	612
Net income attributable to noncontrolling interest	—	(1)	(1)
Net income attributable to Wyndham Destinations shareholders	$672	$854	$611

Basic earnings per share
Continuing operations	$2.69	$6.26	$3.19
Discontinued operations	4.11	2.03	2.37
	$6.80	$8.29	$5.56
Diluted earnings per share
Continuing operations	$2.68	$6.22	$3.17
Discontinued operations	4.09	2.02	2.35
	$6.77	$8.24	$5.52

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$672	$855	$612
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(38)	95	(36)
Defined benefit pension plans	5	1	1
Other comprehensive (loss)/income, net of tax	(33)	96	(35)
Comprehensive Income	639	951	577
Comprehensive income attributable to noncontrolling interest	—	(1)	(1)
Comprehensive income attributable to Wyndham Destinations shareholders	$639	$950	$576

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$218	$48
Restricted cash (VIE - $120 and $106)	155	171
Trade receivables, net	121	195
Vacation ownership contract receivables, net (VIE - $2,883 and $2,553)	3,037	2,901
Inventory	1,224	1,249
Prepaid expenses	153	118
Property and equipment, net	712	822
Goodwill	922	911
Other intangibles, net	109	143
Other assets	304	328
Assets of discontinued operations and held-for-sale business	203	3,564
Total assets	$7,158	$10,450
Liabilities and Equity
Accounts payable	$66	$232
Deferred income	518	559
Accrued expenses and other liabilities	1,004	847
Non-recourse vacation ownership debt (VIE)	2,357	2,098
Debt	2,881	3,908
Deferred income taxes	736	613
Liabilities of discontinued operations and held-for-sale business	165	1,419
Total liabilities	7,727	9,676
Commitments and contingencies (Note 19)
Stockholders' (deficit)/equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,120,808 issued as of 2018 and 218,796,817 as of 2017	2	2
Treasury stock, at cost – 125,137,857 shares as of 2018 and 118,887,441 shares as of 2017	(6,043)	(5,719)
Additional paid-in capital	4,077	3,996
Retained earnings	1,442	2,501
Accumulated other comprehensive loss	(52)	(11)
Total stockholders’ (deficit)/equity	(574)	769
Noncontrolling interest	5	5
Total (deficit)/equity	(569)	774
Total liabilities and (deficit)/equity	$7,158	$10,450

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$672	$855	$612
Loss/(income) from operations of discontinued businesses, net of income taxes	50	(209)	(260)
(Income) on disposal of discontinued business, net of income taxes	(456)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	136	127
Provision for loan losses	456	420	342
Deferred income taxes	122	(397)	72
Stock-based compensation	129	59	57
Excess tax benefits from stock-based compensation	—	—	(9)
Asset impairments	5	205	—
Loss on early extinguishment of debt	—	—	11
Non-cash interest	20	22	23
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	(27)	7	1
Vacation ownership contract receivables	(615)	(526)	(405)
Inventory	(27)	(71)	(26)
Prepaid expenses	(26)	(7)	5
Other assets	(17)	(16)	(10)
Accounts payable, accrued expenses, and other liabilities	(146)	(6)	(70)
Deferred income	7	11	(5)
Other, net	7	17	(24)
Net cash provided by operating activities - continuing operations	292	500	441
Net cash provided by operating activities - discontinued operations	150	486	522
Net cash provided by operating activities	442	986	963
Investing Activities
Property and equipment additions	(99)	(107)	(117)
Net assets acquired, net of cash acquired, and acquisition related payments	(5)	(48)	(21)
Proceeds from asset sales	12	6	16
Other, net	(7)	(2)	(18)
Cash used in investing activities - continuing operations	(99)	(151)	(140)
Cash used in investing activities - discontinued operations	(626)	(211)	(206)
Net cash used in investing activities	(725)	(362)	(346)
Financing Activities
Proceeds from non-recourse vacation ownership debt	2,977	2,002	2,079
Principal payments on non-recourse vacation ownership debt	(2,713)	(2,053)	(2,044)
Proceeds from debt	3,203	1,629	112
Principal payments on debt	(3,520)	(1,293)	(141)
Repayments of commercial paper, net	(147)	(280)	318
Proceeds from notes issued and term loan	300	694	325
Repayment of notes	(790)	(300)	(327)
Proceeds from vacation ownership inventory arrangements	—	—	20
Repayments of vacation ownership inventory arrangements	(12)	(41)	(26)
Dividends to shareholders	(194)	(242)	(223)
Cash transferred to Wyndham Hotels at spin-off	(476)	—	—
Repurchase of common stock	(330)	(599)	(619)
Excess tax benefits from stock-based compensation	—	—	9
Debt issuance costs	(20)	(10)	(20)
Net share settlement of incentive equity awards	(60)	(39)	(36)
Other, net	(4)	(4)	(1)
Cash used in financing activities - continuing operations	(1,786)	(536)	(574)
Cash provided by/(used in) financing activities - discontinued operations	2,066	(22)	(12)
Net cash provided by/(used in) financing activities	280	(558)	(586)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(9)	17	(20)
Net change in cash, cash equivalents and restricted cash	(12)	83	11
Cash, cash equivalents and restricted cash, beginning of period	416	333	322
Cash, cash equivalents and restricted cash, end of period	$404	$416	$333
See Note 2—Summary of Significant Accounting Policies for the reconciliation of cash, cash equivalents and restricted cash balances.

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity/(Deficit)
Balance previously reported as of December 31, 2015	114	$2	$(4,493)	$3,923	$1,592	$(74)	$3	$953
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(91)	2	—	(89)
Net income	—	—	—	—	611	—	1	612
Other comprehensive loss	—	—	—	—	—	(35)	—	(35)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(36)	—	—	—	(36)
Change in stock-based compensation	—	—	—	68	—	—	—	68
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(9)	—	(625)	—	—	—	—	(625)
Change in excess tax benefit on equity awards	—	—	—	9	—	—	—	9
Dividends	—	—	—	—	(226)	—	—	(226)
Other	—	—	—	1	—	—	—	1
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,886	$(107)	$4	$633
Net income	—	—	—	—	854	—	1	855
Other comprehensive income	—	—	—	—	—	96	—	96
Net share settlement of stock-based compensation	—	—	—	(39)	—	—	—	(39)
Change in stock-based compensation	—	—	—	68	—	—	—	68
Change in stock-based compensation for Board of Directors	—	—	—	2	—	—	—	2
Repurchase of common stock	(6)	—	(601)	—	—	—	—	(601)
Dividends	—	—	—	—	(239)	—	—	(239)
Other	—	—	—	(1)	—	—	—	(1)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(9)	(8)	—	(17)
Net income	—	—	—	—	672	—	—	672
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(60)	—	—	—	(60)
Change in stock-based compensation	—	—	—	150	—	—	—	150
Change in stock-based compensation and impact of equity restructuring for Board of Directors	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	(6)	—	(324)	—	—	—	—	(324)
Dividends	—	—	—	—	(191)	—	—	(191)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(1,531)	—	—	(1,531)
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

1.	Background and Basis of Presentation
Wyndham Destinations, Inc. (formerly known as Wyndham Worldwide Corporation (“Wyndham Worldwide”) and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners.

On May 9, 2018, the Company completed the sale of its European vacation rentals business.

On May 31, 2018, the Company completed the spin-off of its hotel business (“Spin-off”) into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Wyndham Destinations shareholders. In connection with the Spin-off, the Company entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between the Company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities between the Company and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

For all periods presented, the Company has classified the results of operations for its hotel business and its European vacation rentals business as discontinued operations. See Note 6—Discontinued Operations for further details.

During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and during the fourth quarter commenced activities to facilitate the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results were reflected within continuing operations on the Consolidated Statements of Income. See Note 7—Held-for-Sale Business for further details.

Basis of Presentation
The Consolidated Financial Statements include the accounts and transactions of Wyndham Destinations, as well as the entities in which Wyndham Destinations directly or indirectly has a controlling financial interest. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). All intercompany balances and transactions have been eliminated on the Consolidated Financial Statements. In addition, certain prior period amounts have been reclassified to comply with newly adopted accounting standards. See Note 2—Summary of Significant Accounting Policies for further details.

The Company changed its balance sheet presentation from classified (distinguishing between short-term and long-term accounts) to unclassified in the second quarter of 2018. This change was prompted by the spin-off of Wyndham Hotels at which time the Company became predominantly a timeshare company. This presentation conforms to that of the Company’s peers within the timeshare industry. Both the December 31, 2018 and 2017 Consolidated Balance Sheets have been presented in an unclassified format.

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

2.	Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
When evaluating an entity for consolidation, the Company first determines whether an entity is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company determines whether it would be the entity’s primary beneficiary and consolidates those VIEs for which the Company would be the primary beneficiary. The Company will also consolidate an entity not deemed a VIE upon determination that we have a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are accounted for using the equity or cost method, as appropriate.

REVENUE RECOGNITION
During 2018 the Company adopted the new Revenue from Contracts with Customers guidance utilizing the full retrospective transition method. Refer to Note 3—Revenue Recognition for full details of the Company’s revenue recognition policies.

CASH AND CASH EQUIVALENTS
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow accounts.

Securitizations. In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. As of December 31, 2018, and 2017, restricted cash for securitizations totaled $120 million and $106 million, respectively.

Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any), be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacation rental transactions. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $35 million and $65 million as of December 31, 2018 and 2017, respectively.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts.

The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations for the year ended December 31:

	2018	2017	2016
Beginning balance	$78	$68	$70
Bad debt expense	75	51	43
Write-offs	(49)	(42)	(45)
Translation and other adjustments	—	1	—
Ending balance	$104	$78	$68

Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated vacation ownership contract receivable defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses based on the historical performance of similar vacation ownership contract receivables. A technique, referred to as static pool analysis, is used that tracks defaults for each year’s sales over the entire life of those contract receivables. Current defaults, past due aging, historical write-offs of contracts and consumer credit scores, Fair Isaac Corporation (“FICO”), are considered in the assessment of borrower’s credit strength and expected loan performance. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of vacation ownership contract receivables.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation credits and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period using a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. Capitalized interest was $1 million, less than $1 million and $1 million in 2018, 2017 and 2016, respectively.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, from up to 30 years for vacation rental properties and from 3 to 7 years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software costs developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally 3 to 5 years, with the exception of certain enterprise resource planning and reservation and inventory management software, which is generally 10 years. Such amortization commences when the software is substantially ready for use.

The net carrying value of software developed or obtained for internal use was $166 million and $198 million as of December 31, 2018 and 2017, respectively. Capitalized interest was $1 million during 2018 and 2017, respectively, and $3 million during 2016.

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in Operating income and net Interest expense, based upon the nature of the hedged item, on the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of operating expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2018 and 2017. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

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

For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not threshold, under which the Company must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold. The Company classifies interest and penalties associated with unrecognized tax benefits as a component of Provision for income taxes on the Consolidated Statements of Income.

During 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for tax on the global intangible low-taxed income provisions of the recently enacted tax law. These provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that the Company is allowed to make an accounting policy choice of either: (i) treating taxes due on future inclusions in taxable income as a current-period expense when incurred (the “period cost method”) or (ii) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company has elected to account for any potential inclusions under the period cost method.

During the fourth quarter of 2018, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company completed its accounting for the tax effects of the U.S. tax reform recorded for 2017.

LOYALTY PROGRAMS
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

Revenues relating to the RCI Elite Rewards program, which are recorded in Other revenues on the Consolidated Statements of Income, amounted to $12 million, $11 million and $12 million during 2018, 2017, and 2016, respectively. Expenses related to this program, which are recorded within Operating expenses on the Consolidated Statements of Income, amounted to $5 million, $6 million, and $6 million during 2018, 2017, and 2016, respectively. The liability associated with the program as of December 31, 2018 and 2017 amounted to $13 million and is included within Deferred income on the Consolidated Balance Sheets.

As a result of the spin-off of Wyndham Hotels, the Company has entered into long-term exclusive license agreements to retain its affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards. Wyndham Rewards members accumulate points by staying in hotels franchised under one of the Wyndham Hotels brands, and by purchasing everyday services and products utilizing their co-branded credit cards. Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacations, electronics, sporting goods, movie and theme park tickets, gift certificates, vacation ownership maintenance fees and annual membership dues and exchange fees for transactions.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred and are recorded within Marketing expense on the Consolidated Statements of Income. Advertising costs were $27 million, $25 million and $31 million in 2018, 2017 and 2016, respectively.

STOCK-BASED COMPENSATION
In accordance with the guidance for stock-based compensation, the Company measures all stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income.

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

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Operating expense. The Company has goodwill recorded at its vacation ownership, exchange, and rentals reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2018 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2018 represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions and the outcome of negotiations with third parties.

OTHER INCOME
During 2018, the Company recorded $38 million of income primarily related to (i) value added tax refunds at its Exchange & Rentals segment, (ii) settlements of various business interruption claims, and (iii) co-branded revenue at its Vacation Ownership segment. During 2017, the Company recorded $28 million of income primarily related to (i) a non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap at its Exchange & Rentals segment, (ii) settlements of various business interruption claims, and (iii) the sale of non-strategic assets at its Vacation Ownership segment. During 2016, the Company recorded $21 million of income primarily related to (i) settlements of business disruption claims related to the Gulf of Mexico oil spill in 2010, (ii) settlements of various other business interruption claims received, (iii) the sale of non-strategic assets, and (iv) other miscellaneous royalties at its Vacation Ownership segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance for lease accounting. The guidance requires a lessee to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The guidance requires modified retrospective application and is effective for fiscal years beginning after December 15, 2018 for public companies; however, early adoption is permitted. Entities are allowed to apply the modified retrospective approach (i) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (ii) retrospectively at the beginning of the period of adoption on January 1, 2019, through a cumulative-effect adjustment.

The Company will adopt this standard as of January 1, 2019 and will apply the modified retrospective approach on this date by recording a cumulative-effect adjustment. Upon adoption the Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things allows us to carryforward the historical lease classification. The Company will also elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. These lease payments will be recognized in the Consolidated Statements of Income on a straight-line basis over the lease term. As a result of the adoption of this guidance, the Company expects to recognize ROU assets of between $155 million and $165 million, and related lease liabilities of between $195 million and $205 million, as of the effective date of adoption, including reclassifications of tenant improvement allowances and deferred rent balances into ROU assets. The adoption of this standard will not have a material impact related to existing leases, therefore a cumulative-effect adjustment will not be recorded. The Company’s operating lease portfolio is comprised of primarily real estate and equipment leases. The Company does not believe this standard will materially impact its consolidated net income or liquidity, nor does it believe this standard will impact debt covenant compliance under our current agreements.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step two of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued guidance intended to simplify nonemployee share-based payment accounting. This new guidance will more closely align the accounting for share-based payment awards issued to employees and nonemployees. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The company does not believe the adoption of this guidance will have a material impact on its financial statements and related disclosures.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the guidance on January 1, 2018 utilizing the full retrospective transition method with minimal impact on the Company’s continuing operations.

The tables below summarize the impact of the adoption of the new revenue standard and reclassifications related to discontinued operations on the Company’s Consolidated Income Statements:

	For the year ended December 31, 2017
Net revenues	Previously Reported Balance	Discontinued Operations (a)	New Revenue Standard Adjustment		As Reported
Vacation ownership interest sales	$1,689	$—	$(5)		$1,684
Service and membership fees	1,895	(269)	(27)		1,599
Franchise fees	695	(695)	—		—
Consumer financing	463	—	—		463
Other	334	(297)	23		60
Net revenues	5,076	(1,261)	(9)		3,806
Expenses
Operating	2,194	(523)	(35)		1,636
Cost of vacation ownership interests	150	—	—		150
Consumer financing interest	74	—	—		74
Marketing and reservation	773	(247)	20		546
General and administrative	648	(75)	7		580
Separation and related costs	51	(25)	—		26
Asset impairments	246	(41)	—		205
Restructuring	15	(1)	—		14
Depreciation and amortization	213	(77)	—		136
Total expenses	4,364	(989)	(8)		3,367
Operating income	712	(272)	(1)		439
Other (income), net	(27)	(1)	—		(28)
Interest expense	156	(1)	—		155
Interest (income)	(7)	1	—		(6)
Income before income taxes	590	(271)	(1)		318
(Benefit) from income taxes	(229)	(101)	2	(b)	(328)
Income from continuing operations	819	(170)	(3)		646
Income from operations of discontinued businesses, net of income taxes	53	170	(14)		209
Net income	872	—	(17)		855
Net income attributable to noncontrolling interest	(1)	—	—		(1)
Net income attributable to Wyndham Destinations shareholders	$871	$—	$(17)		$854

Basic earnings per share
Continuing operations	$7.94	$(1.65)	$(0.03)		$6.26
Discontinued operations	0.52	1.65	(0.14)		2.03
	$8.46	$—	$(0.17)		$8.29
Diluted earnings per share
Continuing operations	$7.89	$(1.64)	$(0.03)		$6.22
Discontinued operations	0.51	1.64	(0.13)		2.02
	$8.40	$—	$(0.16)		$8.24

(a)Excludes the impact of the new revenue standard.

(b)
Includes a $3 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act.

	For the year ended December 31, 2016
Net revenues	Previously Reported Balance	Discontinued Operations (a)	New Revenue Standard Adjustment		As Reported
Vacation ownership interest sales	$1,606	$—	$(5)		$1,601
Service and membership fees	1,879	(275)	(19)		1,585
Franchise fees	677	(677)	—		—
Consumer financing	440	—	—		440
Other	324	(280)	22		66
Net revenues	4,926	(1,232)	(2)		3,692
Expenses
Operating	2,144	(507)	(30)		1,607
Cost of vacation ownership interests	146	—	—		146
Consumer financing interest	75	—	—		75
Marketing and reservation	740	(259)	18		499
General and administrative	631	(70)	7		568
Restructuring	14	(2)	—		12
Depreciation and amortization	202	(75)	—		127
Total expenses	3,952	(913)	(5)		3,034
Operating income	974	(319)	3		658
Other (income), net	(21)	—	—		(21)
Interest expense	133	—	—		133
Early extinguishment of debt	11	—	—		11
Interest (income)	(7)	—	—		(7)
Income before income taxes	858	(319)	3		542
Provision for income taxes	313	(124)	1		190
Income from continuing operations	545	(195)	2		352
Income from operations of discontinued businesses, net of income taxes	67	195	(2)		260
Net income	612	—	—		612
Net income attributable to noncontrolling interest	(1)	—	—		(1)
Net income attributable to Wyndham Destinations shareholders	$611	$—	$—		$611

Basic earnings per share
Continuing operations	$4.96	$(1.78)	$0.01		$3.19
Discontinued operations	0.60	1.78	(0.01)		2.37
	$5.56	$—	$—		$5.56
Diluted earnings per share
Continuing operations	$4.93	$(1.77)	$0.01		$3.17
Discontinued operations	0.60	1.77	(0.02)		2.35
	$5.53	$—	$(0.01)	(b)	$5.52

(a)Excludes the impact of the new revenue standard.
(b)EPS includes impact of net income attributable to Wyndham Destinations shareholders which rounds to zero.

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Consolidated Balance Sheet:

	December 31, 2017
Assets	Previously Reported Balance	Discontinued Operations(a)	New Revenue Standard Adjustment	As Reported
Cash and cash equivalents	$100	$(52)	$—	$48
Restricted cash	173	(2)	—	171
Trade receivables, net	385	(194)	4	195
Vacation ownership contract receivables, net	2,901	—	—	2,901
Inventory	1,249	—	—	1,249
Prepaid expenses	144	(27)	1	118
Property and equipment, net	1,081	(259)	—	822
Goodwill	1,336	(425)	—	911
Other intangibles, net	1,084	(941)	—	143
Other assets	521	(215)	22	328
Assets of discontinued operations and held-for-sale business	1,429	2,115	20	3,564
Total assets	$10,403	$—	$47	$10,450
Liabilities and Equity
Accounts payable	$256	$(24)	$—	$232
Deferred income	657	(139)	41	559
Accrued expenses and other liabilities	1,094	(236)	(11)	847
Non-recourse vacation ownership debt	2,098	—	—	2,098
Debt	3,909	(1)	—	3,908
Deferred income taxes	790	(191)	14	613
Liabilities of discontinued operations and held-for-sale business	716	591	112	1,419
Total liabilities	9,520	—	156	9,676
Stockholders' equity
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 218,796,817 issued in 2017	2	—	—	2
Treasury stock, at cost – 118,887,441 shares in 2017	(5,719)	—	—	(5,719)
Additional paid-in capital	3,996	—	—	3,996
Retained earnings	2,609	—	(108)	2,501
Accumulated other comprehensive loss	(10)	—	(1)	(11)
Total stockholders’ equity	878	—	(109)	769
Noncontrolling interest	5	—	—	5
Total equity	883	—	(109)	774
Total liabilities and equity	$10,403	$—	$47	$10,450

(a)Excludes the impact of the new revenue standard.

In addition, the cumulative impact to the Company’s retained earnings at January 1, 2016, was a decrease of $91 million.

Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the guidance on January 1, 2018, utilizing the modified retrospective approach, resulting in a cumulative-effect reduction to retained earnings of $19 million.

Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income (“AOCI”) to retained earnings. The Company early adopted this guidance in 2018 resulting in an $8 million reclassification from AOCI to Retained Earnings recorded in the period of adoption. The Company's policy for releasing disproportionate income tax effects from AOCI utilizes the aggregate approach.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance which better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance expanded and refined hedge accounting for both non-financial and financial risk components and aligned the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The Company early adopted this guidance in the fourth quarter of 2018 resulting in an immaterial impact to the Consolidated Financial Statements and related disclosures.

Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. The Company adopted the guidance in 2018 with no material impact on its Consolidated Financial Statements and related disclosures.

Compensation - Stock Compensation. In March 2016, the FASB issued guidance which was intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the guidance on January 1, 2017 and elected to use the prospective transition method. As such, the excess tax benefits from stock-based compensation were presented as part of operating activities within its 2018 and 2017 Consolidated Statements of Cash Flows. During 2018 and 2017, excess tax benefits of $10 million and $8 million were recognized within the Provision for income taxes on the Consolidated Statements of Income.

In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The Company adopted the guidance in 2018 with no material impact on its Consolidated Financial Statements and related disclosures.

Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the guidance in 2018.

Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the guidance in 2018 using a retrospective transition method. The impact of this guidance resulted in escrow deposits and restricted cash being included with Cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows.

The tables below summarize the effects of the new statement of cash flows and restricted cash guidance on the Company’s Consolidated Statements of Cash Flows:

	Year Ended December 31, 2017
Increase/(decrease):	Previously Reported Balance	Discontinued Operations	New Accounting Standard Adjustment	As Reported
Operating Activities	$880	$(486)	$106	$500
Investing Activities	(362)	211	—	(151)

	Year Ended December 31, 2017
	Previously Reported Balance	New Restricted Cash Standard Adjustment	As Reported
Cash, cash equivalents and restricted cash, beginning of period	$185	$148	$333
Cash, cash equivalents and restricted cash, end of period	233	183	416

	Year Ended December 31, 2016
Increase/(decrease):	Previously Reported Balance	Discontinued Operations	New Accounting Standard Adjustment	As Reported
Operating Activities	$846	$(522)	$117	$441
Investing Activities	(259)	206	(87)	(140)

	Year Ended December 31, 2016
	Previously Reported Balance	New Restricted Cash Standard Adjustment	As Reported
Cash, cash equivalents and restricted cash, beginning of period	$171	$151	$322
Cash, cash equivalents and restricted cash, end of period	185	148	333

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that comprise the total of the cash, cash equivalents and restricted cash shown within the Consolidated Statements of Cash Flows:

December 31, 2018
Cash and cash equivalents	$218
Restricted cash	155
Cash and Restricted cash included in Assets of discontinued operations and held-for-sale business	31
Total cash, cash equivalents and restricted cash	$404

December 31, 2017
Cash and cash equivalents	$48
Restricted cash	171
Cash and Restricted cash included in Assets of discontinued operations and held-for-sale business	197
Total cash, cash equivalents and restricted cash	$416

3.	Revenue Recognition
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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $665 million, $649 million and $623 million during 2018, 2017 and 2016, respectively. Management fee revenues were $314 million, $285 million and $273 million during 2018, 2017 and 2016, respectively. Reimbursable revenues were $351 million, $364 million and $350 million during 2018, 2017 and 2016, respectively.

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled by providing access to travel-related products and services. Consideration paid by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

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

Other Items
The Company records property management services revenues and RCI Elite Rewards revenues for its Vacation Ownership and Exchange & Rentals segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of December 31, 2018 and 2017 are as follows:

Contract Liabilities	2018	2017
Deferred subscription revenue	$220	$229
Deferred VOI trial package revenue	125	108
Deferred VOI incentive revenue	96	102
Deferred exchange-related revenue (a)	56	63
Deferred vacation rental revenue (b)	—	38
Deferred co-branded credit card programs revenue	14	13
Deferred other revenue	8	3
Total	$519	$556

(a)
Balance includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Consolidated Balance Sheet.

(b)	There is $42 million of deferred vacation rental revenue which is included in Liabilities of discontinued operations and held-for-sale business on the Consolidated Balance Sheet for 2018.

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

Changes in Contract Liabilities follow:

Amount
Contract Liabilities as of December 31, 2017	$556
Additions	352
Revenue recognized	(341)
Held-for-sale	(38)
Other	(10)
Contract Liabilities as of December 31, 2018	$519

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of December 31, 2018 and 2017, these capitalized costs were $45 million and $44 million, respectively, and are included within Other assets on the Consolidated Balance Sheet.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2018 and 2017, these capitalized costs were $22 million and $13 million, respectively.

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

Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the remaining performance obligations of the Company’s continuing operations for the twelve month periods set forth below:

	2019	2020	2021	Thereafter	Total
Subscription revenue	$123	$53	$24	$20	$220
VOI trial package revenue	125	—	—	—	125
VOI incentive revenue	96	—	—	—	96
Exchange-related revenue	52	2	1	1	56
Co-branded credit card programs revenue	7	4	2	1	14
Other revenue	8	—	—	—	8
Total	$411	$59	$27	$22	$519

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2018	2017	2016
Vacation Ownership
Vacation ownership interest sales	$1,769	$1,684	$1,601
Property management fees and reimbursable revenues	665	649	623
Consumer financing	491	463	440
Fee-for-Service commissions	31	24	46
Ancillary revenues	60	61	64
Total Vacation Ownership	3,016	2,881	2,774

Exchange & Rentals
Exchange revenues	658	671	665
Vacation rental revenues	170	172	169
Ancillary revenues	90	84	82
Total Exchange & Rentals	918	927	916

Corporate and other
Eliminations	(3)	(2)	2

Net revenues	$3,931	$3,806	$3,692

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2018	2017	2016
Income from continuing operations attributable to Wyndham Destinations shareholders	$266	$645	$351
(Loss)/income from operations of discontinued businesses, net of income taxes	(50)	209	260
Income on disposal of discontinued business, net of income taxes	456	—	—
Net income attributable to Wyndham Destinations shareholders	$672	$854	$611

Basic earnings per share
Continuing operations	$2.69	$6.26	$3.19
Discontinued operations	4.11	2.03	2.37
	$6.80	$8.29	$5.56
Diluted earnings per share
Continuing operations	$2.68	$6.22	$3.17
Discontinued operations	4.09	2.02	2.35
	$6.77	$8.24	$5.52

Basic weighted average shares outstanding	98.9	103.0	109.9
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.3	0.7	0.7
Diluted weighted average shares outstanding	99.2	103.7	110.6

Dividends:
Cash dividends per share (c)	$1.89	$2.32	$2.00
Aggregate dividends paid to shareholders	$194	$242	$223

(a)	Excludes 1 million of restricted stock units (“RSUs”) for the year 2016, which would have been anti-dilutive to EPS. Includes unvested dilutive RSUs which are subject to future forfeitures.

(b)
As a result of the spin-off of Wyndham Hotels, the Company accelerated the vesting of PSUs. There were no outstanding PSUs as of 2018. Excludes performance vested restricted stock units (“PSUs”) of 0.5 million and 0.6 million for the years 2017 and 2016, respectively, as the Company had not met the required performance metrics.

(c)
For the quarterly period ended March 31, 2018 the Company paid cash dividends of $0.66, in each of the following periods ended June 30, September 30 and December 31, 2018, the Company paid cash dividends of $0.41. For each of the quarterly periods in 2017 and 2016, the Company paid cash dividends of $0.58 and $0.50 per share, respectively.

Share Repurchase Program
As of December 31, 2018, the total authorization under the Company’s current share repurchase program was $6.0 billion, of which $816 million remains available. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. The following table summarizes stock repurchase activity under the current share repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2017	94.4	$4,938	$52.32
Repurchases prior to spin-off of Wyndham Hotels	0.9	103	114.89
Repurchases after spin-off of Wyndham Hotels	5.3	221	41.31
As of December 31, 2018	100.6	$5,262

5.	Acquisitions
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

2018 ACQUISITIONS
La Quinta Holdings Inc. (“La Quinta”). In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the hotel business spin-off on May 31, 2018. Upon completion of the Spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

Other. During 2018, the Company completed one other acquisition at its Exchange & Rentals segment for $5 million in cash, net of cash acquired. The preliminary purchase price allocations resulted primarily in the recognition of (i) $4 million of definite-lived intangible assets with a weighted average life of 21 years, (ii) $1 million of goodwill, none of which is expected to be deductible for tax purposes, (iii) less than $1 million in other assets, and (iv) less than $1 million of liabilities.

2017 ACQUISITIONS
Love Home Swap. During July 2017, the Company acquired a controlling interest in Love Home Swap, a United Kingdom home exchange company. The Company had convertible notes which, at the time of acquisition, it converted into a 47% equity ownership interest in Love Home Swap and purchased the remaining 53% of equity for $28 million, net of cash acquired. As a result, the Company recognized a non-cash gain of $13 million, net of transaction costs, resulting from the re-measurement of the carrying value of the Company’s 47% ownership interest to its fair value. The purchase price allocations resulted primarily in the recognition of (i) $48 million of goodwill, none of which was deductible for tax purposes, (ii) $6 million of trademarks, (iii) $5 million of other assets and (iv) $6 million of liabilities, all of which were assigned to the Company’s Exchange & Rentals segment.

DAE Global Pty Ltd. During October 2017, the Company completed the acquisition of DAE Global Pty, Ltd, an Australian vacation exchange company, and @Work International, a related software company, for a total purchase price of $21 million, net of cash acquired. These acquisitions complement the Company’s existing Exchange & Rentals segment. The purchase price allocation resulted in the recognition of (i) $11 million of definite-lived intangible assets, with a weighted average life of 10 years, (ii) $8 million of goodwill, none of which was deductible for tax purposes, (iii) $5 million of other assets, (iv) $3 million of property and equipment, and (v) $6 million of liabilities, all of which were assigned to the Company’s Exchange & Rentals segment.

Other. During 2017, the Company completed one other acquisition at its Exchange & Rentals segment for $5 million in cash, net of cash acquired. The preliminary purchase price allocations resulted primarily in the recognition of (i) $12 million in other assets, (ii) $3 million of goodwill, all of which is expected to be deductible for tax purposes, (iii) $1 million of definite-lived intangible assets with a life of 12 years and (iv) $11 million of liabilities.

The Company completed four other acquisitions, which are included in discontinued operations, for $151 million in cash, net of cash acquired, and $1 million of contingent consideration.

2016 ACQUISITIONS
Other. During 2016 the Company completed four acquisitions for a total of $21 million, net of cash acquired. The Company’s Exchange & Rentals segment completed two acquisitions for $2 million, net of cash acquired. The Company’s Vacation Ownership segment also completed two acquisitions for $19 million. The preliminary purchase price allocations resulted primarily in the recognition of $15 million of property and equipment and $4 million of inventory.

Additionally, the Company completed five other acquisitions, which are included in discontinued operations, for $113 million in cash, net of cash acquired, and $10 million of contingent consideration.

6.	Discontinued Operations
On May 9, 2018, the Company completed the previously announced sale of its European vacation rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC (the “Buyer”). Final net proceeds received were $1.06 billion, including the fourth quarter 2018 release of the escrow deposit ($46 million) in exchange for a secured bonding facility and a perpetual guarantee of $46 million and the January 2019 agreement with the Buyer on certain post-closing adjustments ($27 million). The final after-tax gain on the sale to $456 million, net of $139 million in taxes. Guarantees and indemnifications provided to the seller are discussed in Note 27—Transactions with Former Parent and Former Subsidiaries.

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

For all periods presented, the Company has classified the results of operations for its hotel business and the European vacation rentals business as discontinued operations in its consolidated financial statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. Discontinued operations exclude the allocation of corporate overhead and interest. Discontinued operations included $111 million and 40 million of separation and related costs during 2018 and 2017, respectively.

Prior to the spin-off of the hotel business, the Company had three reportable segments: Vacation Ownership, Destination Network and Hotel Group. Prior to its classification as a discontinued operation, the European vacation rentals business was part of the Destination Network segment and the hotel business comprised the Hotel Group segment. Following the spin-off of the hotel business, the Company changed the structure of its internal organization which caused the composition of its reportable segments to change. The Company now has two reportable segments: Vacation Ownership and Exchange & Rentals as discussed in Note 23—Segment Information.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

December 31, 2017
Assets
Cash and cash equivalents	$184
Restricted cash	12
Trade receivables, net	493
Property and equipment, net	609
Goodwill	855
Other intangibles, net	1,059
Other assets	352
Total assets of discontinued operations	$3,564
Liabilities
Accounts payable	$358
Deferred income	436
Accrued expenses and other liabilities	556
Debt	69
Total liabilities of discontinued operations	$1,419

The results of our discontinued businesses reflect the adoption of the new revenue recognition standard. For the hotel business, the adoption of the standard required initial fees to be recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs to be deferred and expensed over the life of the noncancelable period of the franchise agreement. For the European vacation rentals business, the adoption of the standard required revenue from rentals to be recognized over the renters’ stay, which is the period over which the service is rendered. Loyalty revenues were deferred and primarily recognized over the loyalty points’ redemption pattern. Additionally, a liability is no longer accrued for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned were expensed as incurred.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Year Ended December 31,
	2018	2017	2016
Net revenues	$720	$2,022	$1,930
Expenses:
Operating	343	874	810
Marketing and reservation	200	434	428
General and administrative	71	171	160
Separation and related costs	111	40	—
Asset impairments	—	41	7
Depreciation and amortization	52	130	125
Total expenses	777	1,690	1,530
Interest expense	—	3	3
Interest (income)	—	(3)	(1)
Other (income), net	—	—	(2)
(Benefit)/provision for income taxes	(7)	123	140
(Loss)/income from operations of discontinued businesses, net of income taxes	(50)	209	260
Income on disposal of discontinued business, net of income taxes	456	—	—
Income on discontinued operations, net of income taxes	$406	$209	$260

The following table presents information regarding certain components of cash flows from discontinued operations:

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$150	$486	$522
Cash flows (used in) investing activities	(626)	(211)	(206)
Cash flows provided by/(used in) financing activities	2,066	(22)	(12)

Non-cash items:
Depreciation and amortization	52	131	125
Stock-based compensation	22	11	11
Deferred income taxes	(23)	(11)	24

Property and equipment additions	(38)	(81)	(73)
Net assets of business acquired, net of cash acquired	(1,696)	(142)	(112)
Proceeds from sale of businesses and asset sales	1,099	9	—

7.	Held-for-Sale Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and during the fourth quarter commenced activities to facilitate the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results were reflected within continuing operations on the Consolidated Statements of Income. This business is currently part of the Exchange & Rentals segment. Total assets of this business at December 31, 2018 were $203 million including $31 million Restricted cash, $82 million Trade receivables, net, $42 million Goodwill and other intangibles, net and $35 million Property & equipment, net. Total liabilities of this business at December 31, 2018 were $165 million including $87 million Accounts payable, $42 million Deferred income and $27 million Accrued expenses and other liabilities.

8.	Intangible Assets
Intangible assets consisted of:

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$922			$911
Trademarks (a)	$51			$47
Amortized Intangible Assets:
Management agreements (b)	$45	$24	$21	$110	$48	$62
Trademarks (c)	4	4	—	7	5	2
Other (d)	51	14	37	45	13	32
	$100	$42	$58	$162	$66	$96

(a)	Comprised of various trademarks that the Company has acquired. These trademarks are expected to generate future cash flows for an indefinite period of time.

(b)	Generally amortized over a period ranging from 10 to 20 years with a weighted average life of 15 years.

(c)	Generally amortized over a period of 3 to 20 years with a weighted average life of 7 years.

(d)
Includes customer lists and business contracts, generally amortized over a period ranging from 3 to 15 years, however, during 2018 we obtained new licensing agreements outside of this range, bringing our weighted average life to 22 years.

Goodwill
During the fourth quarters of 2018, 2017 and 2016, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2017	Adjustments to Goodwill Acquired During 2017	Adjustments to Goodwill During 2018		Foreign Exchange	Balance as of December 31, 2018
Vacation Ownership	$27	$—	$—		$—	$27
Exchange & Rentals	884	(4)	23	(a)	(8)	895
Total Company	$911	$(4)	$23		$(8)	$922

(a)
Includes $30 million reclassification from discontinued to continuing operations due to reallocation of goodwill which was triggered by segment reassessment resulting from the sale of European vacation rentals; and $7 million reclass of goodwill related to held-for-sale business.

Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income, and was as follows:

	2018	2017	2016
Management agreements	$8	$8	$8
Other	4	3	3
Total	$12	$11	$11

Based on the Company’s amortizable intangible assets as of December 31, 2018, the Company expects related amortization expense as follows:

Amount (a)
2019	$7
2020	6
2021	6
2022	6
2023	6

(a)Amortization schedule excludes expense associated with intangible assets of the Company’s held-for-sale business of $6 million in 2019, $5 million in 2020 through 2022, and $3 million in 2023.

9.	Income Taxes
On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act, which is also commonly referred to as ‘‘U.S. tax reform’’, and significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate from 35.0% to 21.0% starting in 2018, and imposing a one-time mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries. Other provisions of the law were not effective until January 1, 2018 and include, but are not limited to, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and imposing a minimum tax on earnings generated by foreign subsidiaries.

As of December 31, 2017, the Company had made a reasonable estimate for (i) the remeasurement of the Company’s net deferred income tax and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate, and (ii) the one-time deemed repatriation tax on our undistributed historic earnings of foreign subsidiaries. In other cases, the Company had not been able to make a reasonable estimate and continues to account for those items based on our existing accounting under generally accepted accounting principles (“GAAP”) and the provisions of the tax laws that were in effect prior to enactment. One such case was the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all of the undistributed foreign earnings. During the fourth quarter of 2018, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company completed its accounting for the tax effects of the U.S. tax reform recorded for 2017.

The following table presents the impact of the accounting for the enactment of U.S. tax reform on our provision/benefit for income taxes for the years ended December 31, 2018 and 2017:

	2018	2017
Remeasurement of net deferred income tax and uncertain tax liabilities	$(24)	$(463)
One-time mandatory repatriation tax on undistributed historic earnings of foreign subsidiaries	8	42
Valuation allowance established for the impact of the law on certain tax attributes	(13)	14
Net (benefit) for income taxes impact	$(29)	$(407)

Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $654 million will be reinvested indefinitely as of December 31, 2018. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as, U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

The income tax provision consists of the following for the year ended December 31:

	2018	2017	2016
Current
Federal	$(24)	$29	$85
State	(6)	6	5
Foreign	38	34	28
	8	69	118
Deferred
Federal	77	(392)	62
State	44	(3)	14
Foreign	1	(2)	(4)
	122	(397)	72
Provision/(benefit) for income taxes	$130	$(328)	$190
Pre-tax income for domestic and foreign operations consisted of the following for the year ended December 31:

	2018	2017	2016
Domestic	$258	$343	$462
Foreign	138	(25)	80
Pre-tax income	$396	$318	$542

Deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2018	2017
Deferred income tax assets:
Net operating loss carryforward	$54	$48
Foreign tax credit carryforward	81	64
Tax basis differences in assets of foreign subsidiaries	12	13
Accrued liabilities and deferred income	62	95
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	210	192
Other comprehensive income	63	58
Other	34	16
Valuation allowance (a)	(89)	(36)
Deferred income tax assets	427	450

Deferred income tax liabilities:
Depreciation and amortization	192	185
Installment sales of vacation ownership interests	802	737
Estimated VOI recoveries	71	69
Other comprehensive income	45	38
Other	24	8
Deferred income tax liabilities	1,134	1,037
Net deferred income tax liabilities	$707	$587

Reported in:
Other assets	$29	$26
Deferred income taxes	736	613
Net deferred income tax liabilities	$707	$587

(a)
The valuation allowance of $89 million at December 31, 2018 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $34 million, $41 million and $14 million, respectively. The valuation allowance of $36 million at December 31, 2017 relates to foreign tax credits, net operating loss carryforwards and certain deferred tax assets of $14 million, $19 million and $3 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
As of December 31, 2018, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2038. As of December 31, 2018, the Company had $81 million of foreign tax credits. The foreign tax credits expire between 2021 and 2027.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the year ended December 31:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal tax benefits	1.7	0.7	1.5
Taxes on foreign operations at rates different than U.S. federal statutory rates	2.1	(0.8)	(1.9)
Taxes on foreign income, net of tax credits	2.7	(2.3)	(2.9)
Valuation allowance	10.8	(2.5)	1.0
Effect of impairment charges	—	6.4	—
Impact of U.S. tax reform	(5.5)	(128.2)	—
Realized foreign currency losses	—	(8.3)	—
Other	—	(3.1)	2.4
	32.8%	(103.1)%	35.1%

The effective income tax rate for 2018 differs from the statutory U.S. Federal income tax rate of 21.0% primarily due to an increase in the valuation allowance on the Company’s deferred tax assets. The effective income tax rate for 2017 differs from the statutory U.S. Federal income tax rate of 35.0% primarily due to the net benefit from the impact of the U.S. enactment of the Tax Cuts and Jobs Act.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2018	2017	2016
Beginning balance	$28	$25	$22
Increases related to tax positions taken during a prior period	1	4	—
Increases related to tax positions taken during the current period	4	5	5
Decreases related to settlements with taxing authorities	—	(1)	—
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(2)	(1)
Decreases related to tax positions taken during a prior period	(3)	(3)	(1)
Ending balance	$28	$28	$25
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $28 million, $28 million and $25 million as of December 31, 2018, 2017 and 2016, respectively. The Company accrued potential penalties and interest as a component of Provision for income taxes on the Consolidated Statements of Income related to these unrecognized tax benefits of $1 million, $6 million and $3 million during 2018, 2017 and 2016, respectively. The Company had a liability for potential penalties of $4 million, $4 million and $3 million as of December 31, 2018, 2017 and 2016, respectively and potential interest of $7 million, $5 million and $4 million as of December 31, 2018, 2017 and 2016, respectively. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by federal tax authorities. The 2009 through 2018 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2011 through 2018 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $5 million.

The Company made cash income tax payments, net of refunds, of $108 million, $219 million and $177 million during 2018, 2017 and 2016, respectively. In addition, the Company made cash income tax payments, net of refunds, of $9 million, $26 million and $19 million during 2018, 2017 and 2016, respectively related to discontinued operations. Such payments exclude income tax related payments made to or refunded by former Parent.

10.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. As of December 31, vacation ownership contract receivables, net consisted of:

	2018	2017
Vacation ownership contract receivables:
Securitized	$2,883	$2,553
Non-securitized	888	1,039
Vacation ownership contract receivables, gross	$3,771	$3,592
Less: Allowance for loan losses	734	691
Vacation ownership contract receivables, net	$3,037	$2,901

Principal payments due on the Company’s vacation ownership contract receivables during each of the five years subsequent to December 31, 2018 and thereafter are as follows:

	Securitized	Non - Securitized	Total
2019	$240	$99	$339
2020	264	86	350
2021	288	92	380
2022	310	98	408
2023	302	94	396
Thereafter	1,479	419	1,898
	$2,883	$888	$3,771

During 2018, 2017 and 2016, the Company’s securitized vacation ownership contract receivables generated interest income of $363 million, $340 million and $332 million, respectively.

During 2018, 2017 and 2016, the Company originated vacation ownership contract receivables of $1.51 billion, $1.39 billion and $1.23 billion, respectively, and received principal collections of $890 million, $866 million and $820 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.1% as of December 31, 2018 and 13.9% as of both December 31, 2017 and 2016, respectively.
The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2015	$581
Provision for loan losses	342
Contract receivables written off, net	(302)
Allowance for loan losses as of December 31, 2016	621
Provision for loan losses	420
Contract receivables write-offs, net	(350)
Allowance for loan losses as of December 31, 2017	691
Provision for loan losses	456
Contract receivables write-offs, net	(413)
Allowance for loan losses as of December 31, 2018	$734

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivable is the consumer’s FICO score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aged analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of December 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,996	$1,041	$166	$135	$246	$3,584
31 - 60 days	22	35	18	6	2	83
61 - 90 days	15	22	13	3	1	54
91 - 120 days	12	17	16	4	1	50
Total	$2,045	$1,115	$213	$148	$250	$3,771

	As of December 31, 2017
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,849	$1,021	$166	$133	$262	$3,431
31 - 60 days	19	32	17	5	2	75
61 - 90 days	9	18	13	3	1	44
91 - 120 days	9	16	15	2	—	42
Total	$1,886	$1,087	$211	$143	$265	$3,592

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

11.	Inventory
Inventory, as of December 31, consisted of:

	2018	2017
Land held for VOI development	$4	$4
VOI construction in process	45	25
Inventory sold subject to repurchase	33	43
Completed VOI inventory	797	841
Estimated VOI recoveries	286	279
Exchange & Rentals vacation credits and other	59	57
Total inventory	$1,224	$1,249

During 2018, the Company transferred $23 million of VOI inventory to property and equipment and during 2017, transferred $41 million of VOI inventory to property and equipment. In addition to the inventory obligations listed below, the Company had $6 million of inventory accruals included in Accounts payable on each of the Consolidated Balance Sheets as of December 31, 2018 and 2017.

During 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with this review, the Company made a decision to no longer pursue future development at certain locations and thus performed a fair value assessment on these locations. As a result, the Company recorded a $135 million non-cash impairment charge primarily related to the write down of land held for VOI development. In addition, the Company recorded a $28 million non-cash impairment charge related to the write down of VOI inventory due to a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands. See Note 25—Impairments and Other Charges for further details.

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

In connection with these transactions, the following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Saint Thomas (a)	Austin	Total
December 31, 2016	$32	$68	$98	$—	$198
Purchases	1	21	45	94	161
Payments	(11)	(29)	(76)	(32)	(148)
Non-cash transfer to debt	—	—	(67)	—	(67)
December 31, 2017	22	60	—	62	144
Purchases	—	31	—	1	32
Payments	(11)	(39)	—	(32)	(82)
December 31, 2018	$11	$52	$—	$31	$94

Reported in 2017:
Accrued expenses and other liabilities	$22	$60	$—	$62	$144
Total inventory obligations	$22	$60	$—	$62	$144

Reported in 2018:
Accrued expenses and other liabilities	$11	$52	$—	$31	$94
Total inventory obligations	$11	$52	$—	$31	$94

(a)	As a result of consolidation of the Saint Thomas SPE, the inventory obligation is presented within Debt on the Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $160 million as of December 31, 2018.

12.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of:

	2018	2017
Land	$30	$37
Building and leasehold improvements	588	543
Furniture, fixtures and equipment	250	279
Capitalized software	604	600
Capital leases	12	84
Construction in progress	81	124
Total property and equipment	1,565	1,667
Less: Accumulated depreciation and amortization	853	845
Net property and equipment	$712	$822

During 2018, 2017 and 2016, the Company recorded depreciation and amortization expense from continuing operations of $126 million, $125 million and $116 million, respectively, related to property and equipment. As of both December 31, 2018 and 2017, the Company had accrued capital expenditures of $3 million.

13.	Other Assets
Other assets, as of December 31, consisted of:

	2018	2017
Deferred costs	$110	$130
Non-trade receivables, net	63	42
Deferred tax asset	29	26
Investments	25	24
Deposits	24	23
Tax receivables	6	42
Other	47	41
	$304	$328

14.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities, as of December 31, consisted of:

	2018	2017
Accrued payroll and related	$263	$273
Accrued taxes	117	75
Payables associated with separation activities	102	14
Inventory sale obligation (a)	94	144
Guarantees	74	2
Accrued advertising and marketing	54	20
Deferred rent	43	47
Accrued interest	39	40
Accrued VOI maintenance fees	31	32
Accrued separation	17	27
Accrued legal settlements	14	25
Restructuring liabilities	12	5
Derivative contract liabilities	9	1
Accrued other	135	142
	$1,004	$847

(a)    See Note 11—Inventory for details

15.	Debt
The Company’s indebtedness, as of December 31, consisted of:

	2018	2017
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,839	$1,219
$800 million bank conduit facility (due April 2020) (c)	518	333
$750 million bank conduit facility (d)	—	546
Total	$2,357	$2,098

Debt: (e)
$1.5 billion revolving credit facility (due July 2020) (f)	$—	$395
$1.0 billion secured revolving credit facility (due May 2023) (g)	181	—
Commercial paper (h)	—	147
$325 million term loan (due March 2021) (f)	—	324
$300 million secured term loan B (due May 2025) (i)	296	—
$450 million 2.50% senior unsecured notes (due March 2018) (j)	—	450
$40 million 7.375% secured notes (due March 2020) (k)	40	40
$250 million 5.625% secured notes (due March 2021) (k)	249	248
$650 million 4.25% secured notes (due March 2022) (k) (l)	649	648
$400 million 3.90% secured notes (due March 2023) (k) (m)	405	406
$300 million 5.40% secured notes (due April 2024) (k) (n)	297	297
$350 million 6.35% secured notes (due October 2025) (k) (o)	341	340
$400 million 5.75% secured notes (due April 2027) (k) (p)	388	396
Capital leases (q)	3	72
Other	32	145
Total	$2,881	$3,908

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.03 billion and $2.68 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of December 31, 2018 and 2017, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $21 million and $15 million as of December 31, 2018 and 2017, respectively.

(c)
The Company has borrowing capability under the Sierra Receivable Funding Conduit II 2008-A facility through April 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than May 2021.

(d)	As of December 2018, this facility was terminated.

(e)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $11 million and $14 million as of December 31, 2018 and 2017, respectively. The carrying amounts of the secured notes and term loan are net of debt issuance costs of $6 million and $5 million as of December 31, 2018 and 2017, respectively.

(f)	In connection with the hotel spin-off and entry into new credit facilities, this credit facility and term loan were terminated effective May 31, 2018.

(g)	As of December 31, 2018, the weighted average interest rate on borrowing from this facility was 4.42%.

(h)	The Company’s European and U.S. commercial paper programs were terminated during 2018.

(i)	Commencing December 31, 2018, this loan requires quarterly principal payments of $750 thousand.

(j)	The Company repaid these notes in 2018.

(k)
These notes were previously unsecured; however, with the issuance of the $1.0 billion revolving credit facility and the $300 million term loan B, these notes are now secured by assets and properties as identified in the related security agreement.

(l)	Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of both December 31, 2018 and 2017.

(m)	Includes $6 million and $8 million of unamortized gains from the settlement of a derivative as of December 31, 2018 and 2017, respectively.

(n)	Effective October 1, 2018, the interest rate on these notes were increased from 4.15% to 5.40% as a result of these notes being downgraded subsequent to the spin-off of Wyndham Hotels.

(o)
Effective October 1, 2018, the interest rate on these notes were increased from 5.10% to 6.35% as a result of these notes being downgraded subsequent to the spin-off of Wyndham Hotels. Includes $7 million and $8 million of unamortized losses from the settlement of a derivative as of December 31, 2018 and 2017, respectively.

(p)
Effective October 1, 2018, the interest rate on the note was increased from 4.50% to 5.75% as a result of these notes being downgraded subsequent to the spin-off of Wyndham Hotels. Includes an $8 million decrease and $1 million increase in the carrying value resulting from a fair value hedge derivative as of December 31, 2018 and 2017, respectively.

(q)
Decrease is related to conveyance of the lease for Wyndham Worldwide headquarters to Wyndham Hotels as part of the Spin-off. Refer to Note 27—Transactions with Former Parent and Former Subsidiaries for additional detail.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2018 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$195	$38	$233
Between 1 and 2 years	198	43	241
Between 2 and 3 years	640	252	892
Between 3 and 4 years	200	652	852
Between 4 and 5 years	215	588	803
Thereafter	909	1,308	2,217
	$2,357	$2,881	$5,238

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2018, the available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$800	$1,000
Less: Outstanding borrowings	518	181
Letters of credit	—	35
Available capacity	$282	$784

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A facility. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion secured revolving credit facility.

Non-recourse Vacation Ownership Debt
As discussed in Note 16—Variable Interest Entities, the Company issues debt through the securitization of vacation ownership contract receivables.

Sierra Timeshare 2018-1 Receivables Funding, LLC. During April 2018, the Company closed on a private placement of a series of term notes payable, issued by Sierra Timeshare 2018-1 Receivables Fundings, LLC, with an initial principal amount of $350 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.73%. The advance rate for this transaction was 90.0%. As of December 31, 2018, the Company had $233 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2018-2 Receivables Funding LLC. During July, 2018, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2018-2 Receivables Funding, LLC, with an initial principal amount of $500 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.65%. The advance rate for this transaction was 88.65%. As of December 31, 2018, the Company had $386 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2018-3 Receivables Funding LLC. During October, 2018, the Company closed on the placement of a series of term notes payable, issued by Sierra Timeshare 2018-3 Receivables Funding, LLC with an aggregate principle amount of $350 million maturing in September 2035. These notes are secured by vacation ownership contract receivables, and bear interest at a weighted average coupon rate of 4.02%. The advance rate for this transaction was 98.0%. The recourse on these notes is limited to the extent of the collateral. No other assets of the Company will be available to pay the notes. As of December 31, 2018, the Company had $311 million of outstanding borrowings under these term notes, net of debt issuance costs.

Premium Yield Facility 2018-A Class A. During December 2018, the Company closed on a private placement securitization facility in the initial principal amount of $279 million, utilizing previously non-securitized vacation ownership contract receivables. The advance rate for this transaction was 70.0%. These borrowings bear interest at a coupon rate of 4.73% and are secured by vacation ownership contract receivables. As of December 31, 2018, the Company had $278 million of outstanding borrowings under this facility, net of debt issuance costs.

Term Notes. In addition to the 2018 term notes described above, as of December 31, 2018, the Company had $631 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2017. The Company’s non-recourse term notes include fixed and floating rate term notes for which the weighted average interest rate was 4.1%, 3.7% and 3.6% during 2018, 2017 and 2016, respectively.

Sierra Timeshare Conduit Receivables Funding II, LLC. During April 2018, the Company renewed its non-recourse timeshare receivables conduit facility for a two-year period through April 2020 and increased capacity to $800 million. The facility bears interest at variable rates based on the base rate (currently 5.50%) or the London Interbank Offered Rate (LIBOR) rate plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than May 2021.

Sierra Timeshare Conduit Receivables Funding III, LLC. The Company has a non-recourse timeshare receivables conduit facility with a total capacity of $750 million and bears interest at variable rates based on the base rate or the LIBOR rate plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than January 2020. As of December 2018, this facility was terminated.

As of December 31, 2018, the Company’s non-recourse vacation ownership debt of $2.36 billion was collateralized by $3.03 billion of underlying gross vacation ownership contract receivables and related assets. Additional usage of the capacity of the Company’s non-recourse bank conduit facilities are subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 4.2% during 2018 and 3.6% during both 2017 and 2016.

Debt
New credit agreement. On May 31, 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for new senior secured credit facilities in the amount of $1.3 billion, consisting of secured term loan B of $300 million maturing in 2025 and a new revolving facility of $1.0 billion maturing in 2023. The interest rate per annum applicable to the term loan B is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the new revolving credit facility is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Wyndham Destinations and its restricted subsidiaries. The LIBOR rate with respect to either term loan B or revolving credit facility borrowings are subject to a “floor” of 0.00%.

In connection with the new credit agreement, the Company entered into a security agreement with Bank of America, N.A., as collateral agent, as defined in the security agreement, for the secured parties. The security agreement granted a security interest in the collateral of the Company and added the holders of Wyndham Destinations’ outstanding 7.375% notes due 2020, 5.625% notes due 2021, 4.25% notes due 2022, 3.90% notes due 2023, 5.40% notes due 2024, 6.35% notes due 2025 and 5.75% notes due 2027, as “secured parties,” as defined in the security agreement, that share equally and ratably in the collateral owned by the Company for so long as indebtedness under the credit agreement is secured by such collateral.

Separation and related debt activity. In connection with the Spin-off and the entry into the credit facilities described above, on May 31, 2018, the Company used net proceeds from the secured term loan B and $220 million of borrowings under the new $1.0 billion revolving credit facility to repay $484 million of outstanding principal borrowings under its revolving credit facility maturing in 2020. In addition, effective May 31, 2018, the Company terminated the $1.5 billion revolving credit facility maturing in 2020, the $400 million 364-day credit facility maturing in 2018 and the $325 million term loan maturing in 2021.

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

Following the Spin-off, the Company’s corporate notes were downgraded by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing the Company’s 4.15% Notes due 2024 (the “2024 Notes”) were increased to 5.40%, the 5.10% Notes due 2025 (the “2025 Notes”) were increased to 6.35%, and the 4.50% Notes due 2027 (the “2027 Notes”) were increased to 5.75% per annum, respectively. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by S&P, Moody’s or a substitute rating agency.

Commercial Paper. The Company terminated its European and U.S. commercial paper programs during the first and second quarter of 2018, respectively. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million, respectively. As of December 31, 2018, the Company had no outstanding borrowings under these programs. As of December 31, 2017, the Company had outstanding borrowings of $147 million at a weighted average interest rate of 2.34% under its U.S. commercial paper program.

Secured Notes. As of December 31, 2018, the Company had $2.37 billion of outstanding secured notes issued prior to December 31, 2017. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed and (ii) a “make-whole” price specified in the Indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

Capital Leases. Wyndham Worldwide leased its Corporate headquarters in Parsippany, NJ. The lease was recorded as a capital lease obligation with a corresponding capital lease asset which was recorded net of deferred rent. As of May 31, 2018, the Parsippany lease was conveyed to Wyndham Hotels during the Spin-off. Refer to Note 27—Transactions with Former Parent and Former Subsidiaries for additional detail.

Other. During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The SPE financed the development and construction with a four-year bank mortgage note. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory located in Clearwater, Florida, from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay the mortgage notes. The

Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated such assets and liabilities within its Consolidated Financial Statements. As of December 31, 2018, the Company completed its obligation under the notes.

During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands to a third-party developer to construct VOI inventory through an SPE. The SPE financed the development and construction with a mortgage note. During the fourth quarter of 2017, the economics of the transaction changed, and as a result, the Company determined that it was the primary beneficiary, and as such, the Company consolidated the assets and liabilities of the SPE within its Consolidated Financial Statements. As of December 31, 2018, the Company’s obligation under the mortgage note was $32 million, with principal and interest payable semi-annually (see Note 16—Variable Interest Entities for further details).

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 5.75% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. As of December 31, 2018, the variable interest rate on the notional portion of the 5.75% secured notes was 4.71%, the effective rate due to the aforementioned 2027 Notes downgrade was 5.96%. The market valuation of the swap agreements resulted in $8 million of liabilities, which was offset by an $8 million reduction in the carrying value of the hedged debt. These balances are included within Accrued expenses and other liabilities and Debt, respectively, on the Consolidated Balance Sheet as of December 31, 2018.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million, respectively. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to Interest expense on the Consolidated Statements of Income. The Company had $7 million and $9 million of deferred gains as of December 31, 2018 and 2017, respectively, which are included within Debt on the Consolidated Balance Sheets.

Early Extinguishment of Debt Expense
During 2016, the Company redeemed the remaining portion of its 6.00% senior unsecured notes for a total of $327 million. As a result, the Company incurred an $11 million loss during 2016, which is included within Early extinguishment of debt on the Consolidated Statements of Income.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. Commencing with the fiscal quarter ending September 30, 2018, the financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2018, our interest coverage ratio was 6.2 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2018, our first lien leverage ratio was 2.8 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2018, we were in compliance with all of the financial covenants described above.

Interest Expense
The Company incurred interest expense of $170 million during 2018. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt and including an offset of $2 million of capitalized interest. Cash paid related to such interest was $159 million.

The Company incurred interest expense of $155 million during 2017. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt and including an offset of $2 million of capitalized interest. Cash paid related to such interest was $152 million.

The Company incurred interest expense of $133 million during 2016. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt and including an offset of $4 million of capitalized interest. Cash paid related to such interest was $136 million.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $88 million, $74 million and $75 million during 2018, 2017 and 2016, respectively, and is reported within Consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $58 million, $49 million and $51 million during 2018, 2017 and 2016, respectively.

Transition from LIBOR
The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently the Company has several debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

16.    Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	December 31, 2018	December 31, 2017
Securitized contract receivables, gross (a)	$2,883	$2,553
Securitized restricted cash (b)	120	106
Interest receivables on securitized contract receivables (c)	23	22
Other assets (d)	3	4
Total SPE assets	3,029	2,685
Non-recourse term notes (e)(f)	1,839	1,219
Non-recourse conduit facilities (e)	518	879
Other liabilities (g)	3	2
Total SPE liabilities	2,360	2,100
SPE assets in excess of SPE liabilities	$669	$585

(a)	Included in Vacation ownership contract receivables, net on the Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $21 million and $15 million as of December 31, 2018 and 2017, respectively, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $888 million and $1.04 billion as of December 31, 2018 and 2017, respectively. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows:

	December 31, 2018	December 31, 2017
SPE assets in excess of SPE liabilities	$669	$585
Non-securitized contract receivables	888	1,039
Less: Allowance for loan losses	734	691
Total, net	$823	$933

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

Clearwater, FL Property
During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. During the first quarter of 2017, the third-party partner met certain conditions of the agreement, which resulted in the Company committing to purchase $51 million of VOI inventory from the SPE over a two-year period. Such proceeds from the purchase will be used by the SPE to repay its mortgage notes related to the property. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, the Company consolidated $51 million of both property and equipment and debt on its Consolidated Balance Sheet. During the fourth quarter of 2018, the Company made its final purchase of VOI inventory from the SPE, and the mortgage note was extinguished.

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

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of property and equipment and $104 million of debt on its Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value. Such loss is presented within Asset impairments on the Consolidated Statements of Income (see Note 25—Impairments and Other Charges for further details).

The assets and liabilities of the Clearwater, FL property and Saint Thomas property SPEs are as follows:

	December 31, 2018	December 31, 2017
Property and equipment, net	$23	$90
Total SPE assets	23	90
Debt (a)	32	131
Total SPE liabilities	32	131
SPE deficit	$(9)	$(41)

(a)	Included $32 million and $131 million relating to mortgage notes, which were included in Debt on the Consolidated Balance Sheet as of December 31, 2018 and 2017, respectively.

During 2018 and 2017, the SPEs conveyed $67 million and $38 million, respectively, of property and equipment to the Company. In addition, the Company subsequently transferred $28 million of property and equipment to VOI inventory during 2018 and transferred $52 million of VOI inventory to property and equipment during 2017.

17.	Fair Value
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

As of December 31, 2018, the Company had interest rate swap contracts resulting in $8 million of liabilities which are included within Accrued expenses and other liabilities and foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets on the Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The Company’s derivative instruments primarily consist of pay-fixed/receive-variable interest rate swaps, pay-variable/receive-fixed interest rate swaps, interest rate caps, and foreign exchange forward contracts (see Note 18—Financial Instruments for additional details). For assets and liabilities that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using other significant observable inputs are valued by reference to similar assets and liabilities. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets and liabilities in active markets. For assets and liabilities that are measured using significant unobservable inputs, fair value is primarily derived using a fair value model, such as a discounted cash flow model.

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

The carrying amounts and estimated fair values of all other financial instruments are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$3,037	$3,662	$2,901	$3,489
Debt
Total debt (Level 2)	$5,238	$4,604	$6,006	$6,084
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

The Company estimates the fair value of its non-recourse vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its notes using quoted market prices (such notes are not actively traded).

18.	Financial Instruments
The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected on the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying cash flow hedges, are recorded in AOCI. The derivative’s gain or loss is released from AOCI to match the timing of the underlying hedged cash flows effect on earnings. A hedge is designated as a fair value hedge when the derivative is used to manage an exposure to changes in the fair value of a recognized asset or liability. For fair value hedges, the portion of the gain or loss on the derivative instrument designated as a fair value hedge will be recognized in earnings. The Company concurrently records changes in the value of the hedged asset or liability via a basis adjustment to the hedged item. These two changes in fair value offset one another in whole or in part and are reported in the same income statement line item as the hedged risk.

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

Changes in interest rates and foreign exchange rates expose the Company to market risk. The Company has used cash flow and fair value hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk and it does not use derivatives for trading or speculative purposes.

In the fourth quarter of 2018, the Company adopted new guidance from the FASB intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The result of adopting this guidance was immaterial to the financial statements and related disclosures.

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Australian and Canadian dollars, the British pound, Brazilian real, Mexican peso and the Euro. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps. Interest rate swaps are used to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives were recorded in income with offsetting adjustments to the carrying amount of the hedged debt, resulting in an immaterial impact to the Consolidated Statements of Income. The amount of gains or losses that the Company expects to reclassify from AOCL during the next 12 months is not material.

The following table summarizes information regarding the gains/(losses) recognized in AOCL for the years ended December 31:

	2018	2017	2016
Designated hedging instruments
Foreign exchange contracts	$(1)	$(2)	$—

The following table summarizes information regarding the gains/(losses) recognized in income on the Company’s freestanding derivatives for the years ended December 31:

	2018	2017	2016
Non-designated hedging instruments
Foreign exchange contracts (a)	$2	$1	$(20)

(a)	Included within Operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2018, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, approximately 18% of the Company’s outstanding vacation ownership contract receivables portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2018, approximately 17% and 14% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada, respectively.

Included within the Consolidated Statements of Income is net revenues generated from transactions in the state of Florida of approximately 16% during 2018 and 2017, and 14% during 2016. There were 11% of net revenues generated from transactions in the state of California during 2018, and 12% during 2017, and 13% during 2016.

19.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Future minimum lease payments required under non-cancelable operating leases are as follows:

December 31, 2018
2019	$34
2020	30
2021	26
2022	24
2023	22
Thereafter	99
$235

The Company incurred total rental expense for continuing operations of $61 million during each of 2018 and 2017, and $59 million during 2016. The Company incurred total rental expense for discontinued operations of $9 million, $24 million, and $22 million during 2018, 2017 and 2016, respectively.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2018 aggregated $1.12 billion, of which $848 million were for marketing-related activities, $153 million were related to the development of vacation ownership properties, and $64 million were for information technology activities.

Inventory sold subject to conditional repurchase
In the normal course of business, the Company makes various commitments to repurchase completed vacation ownership properties from third-party developers. Inventory sold subject to conditional repurchase made by the Company as of December 31, 2018 aggregated to $160 million.

Letters of Credit
As of December 31, 2018, the Company had $70 million of irrevocable standby letters of credit outstanding, of which $35 million were under its revolving credit facilities. As of December 31, 2017, the Company had $47 million of irrevocable standby letters of credit outstanding, of which $1 million were under its revolving credit facilities. Such letters of credit issued during 2018 and 2017 primarily supported the securitization of vacation ownership contract receivables fundings, certain insurance policies and development activity at the Company’s vacation ownership business.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 15 surety providers in the amount of $2.60 billion, of which the Company had $365 million outstanding as of December 31, 2018. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition.

Wyndham Destinations Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its exchange and rentals business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $14 million and $25 million as of December 31, 2018 and 2017, respectively. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, which is discussed in Note 27—Transactions with Former Parent and Former Subsidiaries. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $50 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

Other Guarantees/Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 11—Inventory for additional details.

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

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2018 the maximum potential future payments that the Company may be required to make under these guarantees were approximately $37 million. As of December 31, 2018 and 2017, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries.

20.	Accumulated Other Comprehensive Income/(Loss)
The components of Accumulated Other Comprehensive Income/(Loss) are as follows:

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2015	$(136)	$—	$(9)	$(145)
Other comprehensive income/(loss)	(81)	—	2	(79)
Balance as of December 31, 2016	(217)	—	(7)	(224)
Other comprehensive income/(loss)	121	(2)	2	121
Balance as of December 31, 2017	(96)	(2)	(5)	(103)
Other comprehensive income/(loss) before reclassifications	(75)	—	1	(74)
Amount reclassified to earnings	24	—	6	30
Balance as of December 31, 2018	$(147)	$(2)	$2	$(147)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2015	$70	$—	$3	$73
Other comprehensive income/(loss)	45	—	(1)	44
Balance as of December 31, 2016	115	—	2	117
Other comprehensive income/(loss)	(26)	2	(1)	(25)
Balance as of December 31, 2017	89	2	1	92
Other comprehensive income/(loss) before reclassifications	13	—	—	13
Amount reclassified to earnings	—	—	(2)	(2)
Balance as of December 31, 2018	$102	$2	$(1)	$103

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(66)	$—	$(6)	$(72)
Other comprehensive income/(loss)	(36)	—	1	(35)
Balance as of December 31, 2016	(102)	—	(5)	(107)
Other comprehensive income/(loss)	95	—	1	96
Balance as of December 31, 2017	(7)	—	(4)	(11)
Other comprehensive income/(loss) before reclassifications	(62)	—	1	(61)
Amount reclassified to earnings	24	—	4	28
Other comprehensive income/(loss)	(38)	—	5	(33)
Effect of adoption of new accounting principle (a)	(8)	—	—	(8)
Balance as of December 31, 2018	$(53)	$—	$1	$(52)

(a)
Impact of the Company’s early adoption of new accounting guidance which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCI to Retained Earnings.

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of AOCL are presented in the following table. Amounts in parenthesis indicate debits to the Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2018	2017
Foreign currency translation adjustments, net
Income on disposal of discontinued business, net of income taxes	$(24)	$—
Net income/(loss)	$(24)	$—

Defined benefit pension plans, net
Income on disposal of discontinued business, net of income taxes	$(4)	$—
Net income/(loss)	$(4)	$—

21.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights (“SSARs”), non-qualified stock options (“NQs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. The plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018. Under the amended and restated equity incentive plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2018, 15.0 million shares remain outstanding.

Incentive Equity Awards Granted by the Company
During the year ended December 31, 2018, the Company granted incentive equity awards to key employees and senior officers totaling $58 million in the form of RSUs and $7 million in the form of stock options. Of these awards, $22 million of RSUs will vest at the end of period of 16 months, and the remaining RSUs and stock options will vest ratably over a period of 48 months.

During 2017 and 2016, the Company granted incentive equity awards totaling $66 million and $64 million, respectively, to the Company’s key employees and senior officers in the form of RSUs and SSARs. In addition, during 2017 and 2016, the Company approved grants of incentive equity awards totaling $22 million and $17 million, respectively, to key employees and senior officers in the form of PSUs.

In connection with the spin-off of Wyndham Hotels, the Company accelerated vesting of all RSUs and PSUs granted through the year ended December 31, 2017. Wyndham Destinations RSUs held by Wyndham Hotels employees vested upon separation and RSUs held by Wyndham Destination employees vested on November 30, 2018 in accordance with their terms. All outstanding PSUs vested on June 1, 2018, with no further service condition required.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the year ended December 31, 2018 consisted of the following:

	Balance at December 31, 2017	Effect of Spin-off (a)	Granted		Vested/Exercised		Canceled	Balance at December 31, 2018
RSUs
Number of RSUs	1.6	0.7	0.9	(f)	(2.2)	(e)	(0.1)	0.9	(b)
Weighted average grant price	$81.18	NM	$62.34		$65.39		$72.54	$50.54

PSUs
Number of PSUs	0.7	0.3	—		(1.0)		—	—	(c)
Weighted average grant price	$81.77	NM	$—		$66.42		$—	$—

SSARs
Number of SSARs	0.2	—	—		—		—	0.2	(d)
Weighted average grant price	$77.40	$—	$—		$—		$—	$34.24

NQs
Number of NQs	—	—	0.8		—		—	0.8	(g)
Weighted average grant price	$—	$—	$48.71		$—		$—	$48.71

NM- Not meaningful

(a)	Impact of equity restructuring in connection with the spin-off of Wyndham Hotels.

(b)	Aggregate unrecognized compensation expense related to RSUs was $32 million as of December 31, 2018, which is expected to be recognized over a weighted average period of 3.4 years.

(c)	As a result of the spin-off of Wyndham Hotels, the Company accelerated the vesting of all PSUs, as such there was no unrecognized compensation expense as of December 31, 2018.

(d)	There were 0.2 million SSARs that were exercisable as of December 31, 2018. There was no unrecognized compensation expense as of December 31, 2018 as all SSARS were vested.

(e)	Primarily reflects accelerated vesting in connection with the spin-off of Wyndham Hotels.

(f)	Includes 0.2 million shares granted in March 2018.

(g)	Unrecognized compensation expense for NQs was $5 million as of December 31, 2018, which is expected to be recognized over a period of 3.4 years.

The fair value of stock options granted by the Company during 2018, and the SSARS granted in 2016 was estimated on the dates of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock for SSARs and also included the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The-risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options and SSARS. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2018
Grant date fair value	$8.48
Grant date strike price	$48.71
Expected volatility	26.01%
Expected life	4.25
Risk-free interest rate	2.73%

SSARS	2016
Grant date fair value	$13.70
Grant date strike price	$71.65
Expected volatility	27.81%
Expected life	5.2
Risk-free interest rate	1.33%
Projected dividend yield	2.79%

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $150 million, $68 million, and $66 million during 2018, 2017, and 2016, respectively, related to the incentive equity awards granted to key employees and senior officers. Such stock-based compensation expense included expense related to discontinued operations of $22 million for 2018, and $11 million for 2017 and 2016. The Company also recorded stock-based compensation expense for non-employee directors of $1 million, $2 million and $1 million during 2018, 2017 and 2016, respectively. Stock-based compensation expense for 2018 and 2017 included $105 million and $4 million of expense which has been classified within separation and related costs in continuing operations. Additionally, $1 million of stock-based compensation expense was recorded within restructuring expense during 2017.

The Company paid $60 million, $39 million and $36 million of taxes for the net share settlement of incentive equity awards during 2018, 2017 and 2016, respectively. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.

22.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham Destinations sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $33 million, $35 million, and $36 million during 2018, 2017, and 2016, respectively.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $10 million during 2018 and $11 million during 2017 and 2016.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries, which were primarily part of the Company’s European vacation rentals business which is presented as discontinued operations. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. Any gain or loss related to the settlement of the Company’s obligation under these plans is included as a component of the overall gain or loss of the disposal of the business. The Company had $4 million and $5 million of net pension liability as of December 31, 2018 and 2017, respectively, included within Accrued expenses and other liabilities. As of December 31, 2017, the Company had a net pension liability $14 million included within Liabilities of discontinued operations and held-for-sale business on the Consolidated Balance Sheets. As of December 31, 2017, the Company had recorded $4 million of an unrecognized loss within AOCL on the Consolidated Balance Sheet, which was reclassified to Income on disposal of discontinued business, net of income taxes in 2018 on the Consolidated Statements of Income.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company adjusted $1 million of pension expense during 2018 to align to the final actuarial calculation for the period. During 2017 and 2016, the Company recorded pension expense of $1 million and $3 million, respectively.

23.	Segment Information
As a result of the completion of the spin-off of Wyndham Hotels, the Company now has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. During 2018, the Company decided to explore strategic alternatives and commenced activities to facilitate the sale of its North American vacation rentals business, which is currently part of its Exchange & Rentals segment. The assets and liabilities of this business have been classified as held-for-sale. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. The Company has updated its segment reporting during the second quarter 2018 to include Adjusted EBITDA, a non-GAAP measure, whereas in the past EBITDA was presented. Following the completion of the spin-off of Wyndham Hotels and the sale of the European vacation rentals business, management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and Income taxes, each of which is presented on the Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes it gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Year Ended December 31,
Net revenues	2018	2017	2016
Vacation Ownership	$3,016	$2,881	$2,774
Exchange & Rentals	918	927	916
Total reportable segments	3,934	3,808	3,690
Corporate and other (a)	(3)	(2)	2
Total Company	$3,931	$3,806	$3,692

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2018	2017	2016
Net income attributable to Wyndham Destinations shareholders	$672	$854	$611
Net income attributable to noncontrolling interest	—	1	1
(Income) on disposal of discontinued business, net of income taxes	(456)	—	—
Loss/(income) from operations of discontinued businesses, net of income taxes	50	(209)	(260)
Provision/(benefit) for income taxes	130	(328)	190
Depreciation and amortization	138	136	127
Interest expense	170	155	133
Early extinguishment of debt (b)	—	—	11
Interest (income)	(5)	(6)	(7)
Venezuela currency devaluation	—	—	24
Executive departure costs	—	—	6
Separation and related costs (c)	223	26	—
Restructuring (d)	16	14	12
Asset impairments	(4)	205	—
Legacy items (e)	1	(6)	(11)
Acquisition gain, net	—	(13)	—
Stock-based compensation	23	53	55
Value-added tax refund	(16)	—	—
Adjusted EBITDA	$942	$882	$892

	Year Ended December 31,
Adjusted EBITDA	2018	2017	2016
Vacation Ownership	$731	$709	$724
Exchange & Rentals	278	268	261
Total reportable segments	1,009	977	985
Corporate and other (a)	(67)	(95)	(93)
Total Company	$942	$882	$892

(a)	Includes the elimination of transactions between segments.

(b)	Represents costs incurred for the early repurchase of the remaining portion of our 6.00% senior unsecured notes.

(c)	Includes $105 million and $4 million of stock-based compensation expenses for the periods ending December 31, 2018 and 2017, respectively. No such expense recognized in 2016.

(d)	Includes $1 million of stock-based compensation expense for the year ended 2017.

(e)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company’s separation from Cendant.

	Year Ended December 31,
Segment Assets (a)	2018	2017	2016
Vacation Ownership	$5,421	$5,246	$5,060
Exchange & Rentals	1,376	1,472	1,391
Total reportable segments	6,797	6,718	6,451
Corporate and other	158	168	239
Assets held-for-sale	203	—	—
Total Company	$7,158	$6,886	$6,690

	Year Ended December 31,
Capital Expenditures (a)	2018	2017	2016
Vacation Ownership	$66	$72	$67
Exchange & Rentals	25	27	31
Total reportable segments	91	99	98
Corporate and other	8	8	19
Total Company	$99	$107	$117

(a)	Excludes investment in consolidated subs and assets of discontinued operations.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
Year Ended or As of December 31, 2018
Net revenues	$3,500	$431	$3,931
Net long-lived assets	1,471	272	1,743
Year Ended or As of December 31, 2017
Net revenues	$3,359	$447	$3,806
Net long-lived assets	1,581	295	1,876
Year Ended or As of December 31, 2016
Net revenues	$3,209	$483	$3,692
Net long-lived assets	1,609	111	1,720

24.	Separation and Transaction Costs
On May 31, 2018, the Company completed the spin-off of its hotel business. This transaction resulted in operations being held by two separate, publicly traded companies as discussed in Note 1—Background and Basis of Presentation. Prior to the Spin-off, the Company completed the sale of its European vacation rentals business.

During 2018, the Company incurred $223 million of expenses in connection with the spin-off of the hotel business which are reflected within continuing operations and include related costs of the Spin-off, of which $217 million were related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during 2018, the Company incurred $111 million of separation related expenses in connection with the hotel spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

During 2017, the Company incurred $26 million of expenses associated with the planned spin-off of the hotel business and the exploration of strategic alternatives for the European vacation rentals business which are reflected within continuing operations. Additionally, during this same time period the Company incurred $40 million of separation related costs that are included within discontinued operations. These costs include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

25.	Impairments and Other Charges
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

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during the second quarter of 2017. In addition, the Company also recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at six of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within Asset impairments on the Consolidated Statements of Income.

In conjunction with this review and impairment, in May 2017, the Company sold three of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration, which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional two of the 17 locations for $2 million, resulting in a $13 million non-cash impairment charge. Such transaction is to be completed within six months of the Company meeting certain transferability requirements. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

During the third quarter of 2018, the Company sold a property located in Las Vegas, Nevada which was previously impaired by $27 million as part of the aforementioned fair value assessment on the land held for VOI development during the second quarter of 2017. The Company received net proceeds of $11 million, resulting in a gain on sale of $8 million, which is included within Asset impairments on the Consolidated Statements of Income.

As a result of changes in market conditions, the Company updated its long-term development goals during the third quarter of 2018 which resulted in $4 million of additional impairment charges on previously impaired properties. This additional impairment expense and the Las Vegas impairment reversal, resulted in a net impairment reversal of $4 million during 2018.

During 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is recorded within Asset impairments on the Consolidated Statements of Income.

During 2017, the Company incurred $65 million of non-cash impairment charges resulting from a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands at its vacation ownership business. The charges were comprised of a $37 million charge due to a write-down of property and equipment to fair value resulting from the consolidation of the Saint Thomas SPE and a $28 million charge due to a write-down of VOI inventory to its fair value. Such charge is recorded within Asset impairments on the Consolidated Statements of Income.

Other Charges
During 2016, the Company incurred a $24 million foreign exchange loss, primarily impacting cash, resulting from the Venezuelan government’s decision to devalue the exchange rate of its currency. Such loss is recorded within Operating expenses on the Consolidated Statements of Income.

Refer to Note 24—Separation and Transaction Costs, for discussion of the additional 2018 impairment associated with the spin-off of Wyndham Hotels.

26.	Restructuring
2018 Restructuring Plans
During 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. The remaining 2018 restructuring liability of $12 million is expected to be paid by the end of 2019.

2017 Restructuring Plans
During 2017, the Company recorded $14 million of charges related to restructuring initiatives, all of which were personnel-related resulting from a reduction of approximately 200 employees. The charges consisted of (i) $8 million at its Exchange & Rentals segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, and (ii) $6 million at the Company’s corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions. During 2017, the Company reduced its restructuring liability by $11 million, of which $9 million was in cash payments and $1 million was through the issuance of Wyndham stock. During 2018, the Company reduced its restructuring liability by $3 million of cash payments. The 2017 restructuring liability was paid in full as of December 31, 2018.

2016 Restructuring Plans
During 2016, the Company recorded $12 million of charges related to restructuring initiatives, primarily focused on enhancing organizational efficiency and rationalizing existing facilities which included the closure of four vacation ownership sales offices. In connection with these initiatives, the Company initially recorded $8 million of personnel-related costs resulting from a reduction of approximately 450 employees, $4 million at both the Vacation Ownership and the Exchange & Rentals segments. The Vacation Ownership segment also incurred a $2 million non-cash asset impairment charge resulting from the write-off of assets from sales office closures, and $2 million of facility-related expenses. In both 2016 and 2017, the Company reduced its liability with $5 million of cash payments. During 2018, the Company reduced its liability with $1 million in cash payments. As of December 31, 2018, the remaining liability of less than $1 million, all of which is related to leased facilities, is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2016. During 2018 the Company reduced its liability for such plans with less than $1 million of cash payments, and $1 million of cash payments in each of 2017 and 2016, respectively. As of December 31, 2018, the remaining liability of less than $1 million, all of which is related to leased facilities, is expected to be paid by 2020.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows:

	Liability as of	2016 Activity				Liability as of
	December 31, 2015	Costs Recognized	Cash Payments	Other		December 31, 2016
Personnel-related	$1	$8	$(5)	$—		$4
Facility-related	2	2	(1)	—		3
Asset impairment	—	2	—	(2)	(a)	—
	$3	$12	$(6)	$(2)		$7

	Liability as of	2017 Activity				Liability as of
	December 31, 2016	Costs Recognized	Cash Payments	Other		December 31, 2017
Personnel-related	$4	$14	$(13)	$(1)	(b)	$4
Facility-related	3	—	(2)	—		1
	$7	$14	$(15)	$(1)		$5

	Liability as of	2018 Activity				Liability as of
	December 31, 2017	Costs Recognized	Cash Payments	Other		December 31, 2018
Personnel-related	$4	$16	$(8)	$—		$12
Facility-related	1	—	(1)	—		—
	$5	$16	$(9)	$—		$12

(a)Represents the write-off of assets from sales office closures at the Company's vacation ownership business.
(b)Primarily represents the issuance of Wyndham stock.

27.	Transactions with Former Parent and Former Subsidiaries
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

As of December 31, 2018, Cendant separation-related liabilities of $18 million are comprised of $13 million for tax related liabilities and $5 million for other contingent and corporate liabilities assumed at the separation date. As of December 31, 2017, the Company had $16 million of Cendant separation-related liabilities. These liabilities were recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheet.

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

In accordance with these agreements, Wyndham Destinations assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Wyndham Destinations is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising or accrued prior to the distribution.

The Company conveyed the lease for its former corporate headquarters located in Parsippany, New Jersey to Wyndham Hotels, which resulted in the removal of a $66 million capital lease obligation and a $43 million asset from the Consolidated Balance Sheet.

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. For 2018, transition service agreement expenses were $8 million and transition service agreement income was $6 million.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the European vacation rentals business, the Company and Wyndham Hotels agreed to post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Such post-closing credit support included a guarantee of up to $180 million through June 30, 2019, which has an estimated fair value of $2 million. Such post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. The Buyer has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support (other than the guarantee by Wyndham Destinations of up to $180 million) is enforced or called upon.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2018. The Company established a $7 million receivable from Wyndham Hotels for their portion of the guarantee.

In January 2019, the Company reached an agreement with the Buyer on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two–thirds and one–third, respectively, in the European vacation rentals business' final net proceeds (as defined by the sales agreement), adjusted for certain items including the return of the escrow, post–closing adjustments, transaction expenses and estimated taxes. The Company estimated the net payable due to Wyndham Hotels to be approximately $40 million and expects to finalize this estimate and pay it in the second quarter of 2019. In connection with these estimated final adjustments, the Company recorded a $40 million liability and reduced retained earnings accordingly.

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

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications total $43 million at December 31, 2018.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at December 31, 2018. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s and BB for S&P. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $96 million and was recorded in Accrued expenses and other liabilities at December 31, 2018. A receivable of $23 million was included in Other assets and increased retained earnings accordingly at December 31, 2018 representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

Wyndham Destinations entered into a transition service agreement with the European vacation business, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. For 2018, transition service agreement expenses were $3 million and transition service agreement income was $3 million.

28.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2018 and 2017.

	2018
	First (a)	Second	Third	Fourth
(in millions, except per share data)
Net revenues	$907	$1,007	$1,062	$956
Total expenses	804	942	865	797
Operating income	103	65	197	159
Income/(loss) from continuing operations	41	(12)	131	106
(Loss)/income from operations of discontinued businesses, net of income taxes	(7)	(42)	(3)	2
Income on disposal of discontinued business, net of income taxes	—	432	20	4
Net income	34	378	148	112

Basic earnings per share
Continuing operations	$0.41	$(0.12)	$1.32	$1.10
Discontinued operations	(0.07)	3.90	0.17	0.06
	$0.34	$3.78	$1.49	$1.16
Diluted earnings per share
Continuing operations	$0.41	$(0.12)	$1.31	$1.10
Discontinued operations	(0.07)	3.89	0.18	0.06
	$0.34	$3.77	$1.49	$1.16
Weighted average shares outstanding
Basic	100.1	100.0	99.1	96.3
Diluted	100.8	100.3	99.5	96.7

Note:	The sum of the quarters may not agree to the Consolidated Statements of Income for the year ended December 31, 2018 due to rounding.

(a)
Amounts vary from those disclosed in our Quarterly report on form 10-Q for the quarter ended March 31, 2018 due to the results of our former hotel business being classified as discontinued operations in connection with the Spin-off of Wyndham Hotels on May 31, 2018.

	2017
	First (a)	Second	Third	Fourth
(in millions, except per share data)
Net revenues	$883	$978	$1,015	$931
Total expenses	763	933	831	839
Operating income	120	45	184	92
Income from continuing operations	86	14	102	444
Income/(loss) from operations of discontinued businesses, net of income taxes	4	71	162	(28)
Net income	90	85	264	416
Net income attributable to noncontrolling interest	—	(1)	—	—
Net income attributable to Wyndham Destinations shareholders	90	84	264	416

Basic earnings per share
Continuing operations	$0.82	$0.13	$1.00	$4.40
Discontinued operations	0.04	0.68	1.58	(0.28)
	$0.86	$0.81	$2.58	$4.12
Diluted earnings per share
Continuing operations	$0.81	$0.13	$0.99	$4.36
Discontinued operations	0.04	0.68	1.58	(0.27)
	$0.85	$0.81	$2.57	$4.09
Weighted average shares outstanding
Basic	105.2	103.8	102.4	100.9
Diluted	106.0	104.4	102.9	101.8

Note:     The sum of the quarters may not agree to the Consolidated Statements of Income for the year ended December 31, 2017 due to rounding.

(a)
Amounts vary from those disclosed in our Quarterly report on form 10-Q for the quarter ended March 31, 2018 due to the results of our former hotel business being classified as discontinued operations in connection with the Spin-off of Wyndham Hotels on May 31, 2018.

29.	Related Party Transactions
During August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.

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
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance of the Company” and “Executive Officers of the Company” in the Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Directors required by this item is located under the headings “Election of Directors” and “Nominations for Elections to the Board” in the Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Governance of the Company” and “Code of Business Conduct and Ethics” in the Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Section 16(a) Beneficial Ownership Reporting Compliance required by this item is located under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

The Board maintains a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. In addition, we maintain a Code of Conduct applicable to all our associates, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

We will disclose on our website any amendment to or waiver from a provision of our Code of Business Conduct and Ethics for Directors or Code of Conduct as may be required and within the time period specified under applicable SEC and New York Stock Exchange rules. The Code of Business Conduct and Ethics for Directors and our Code of Conduct are available on the Investor Relations page of our website at www.wyndhamdestinations.com by clicking on the “Governance” link followed by the “Governance Documents” link. Copies of these documents may also be obtained free of charge by writing to our Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2019 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2.0 million(a)	$45.42(b)	15.0 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of stock settled stock appreciation rights, non-qualified stock options, and restricted stock units.

(b)	Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights and restricted stock units.

(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
The remaining information required by Item 12 is included in the Proxy Statement for our 2019 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2019 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Governance of the Company,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2019 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS
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

Exhibit Index

Exhibit No.	Description of Exhibit
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

2.5
Separation and Distribution Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed June 4, 2018).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 10, 2012).
3.2
Certificate of Amendment to Certificate of Incorporation of Wyndham Worldwide Corporation effective as of May 31, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 4, 2018).

3.3*	Second Amended and Restated By-Laws, effective as of February 22, 2019.

4.1
Indenture, dated November 20, 2008, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 filed November 25, 2008).

4.2
Third Supplemental Indenture, dated February 25, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 26, 2010).

4.3	Form of 7.375% Senior Notes due 2020 (included within Exhibit 4.2).

4.4
Fourth Supplemental Indenture, dated September 20, 2010, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 23, 2010).

4.5	Form of 5.75% Senior Notes due 2018 (included within Exhibit 4.4).

4.6
Fifth Supplemental Indenture, dated March 1, 2011, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2021(incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 3, 2011).

4.7	Form of 5.625% Senior Notes due 2021 (included within Exhibit 4.6).

4.8
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 7, 2012).

4.9	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.8).

4.10
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 15, 2012).

4.11	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.10).

4.12
Eighth Supplemental Indenture, dated February 22, 2013, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 and 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 22, 2013).

4.13	Form of 2.50% Senior Notes due 2018 (included within Exhibit 4.12).

4.14	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.12).

4.15
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015).

4.16	Form of 5.100% Notes due 2025 (included within Exhibit 4.15).

4.17
Tenth Supplemental Indenture, dated March 21, 2017, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 21, 2017).

4.18	Form of 4.150% Senior Notes due 2024 (included within Exhibit 4.17).

4.19	Form of 4.500% Senior Notes due 2027 (included within Exhibit 4.17).
4.20
Indenture, dated April 13, 2018, by and among Wyndham Hotels & Resorts, Inc., Wyndham Worldwide Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed April 19, 2018).

4.21
First Supplemental Indenture, dated April 13, 2018, by and between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed April 19, 2018).

4.22
Second Supplemental Indenture, dated May 30, 2018, by and between Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 31, 2018).

4.23	Form of Note (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed April 19, 2018).

10.1
Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 28, 2015).

10.2
Third Amendment, dated as of December 21, 2017, to the Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by referenced to Exhibit 10.2 to the Registrant’s Form 10-K filed on February 20, 2018).

10.3
Fourth Amendment, dated as of March 28, 2018, to the Credit Agreement, dated as of March 26, 2015, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Compass Bank, Credit Suisse AG, Cayman Islands Branch, Deutsche Bank AG, New York Branch, SunTrust Bank, The Bank of Nova Scotia, The Royal Bank of Scotland PLC, U.S. Bank National Association, Wells Fargo Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by referenced to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.4
Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 26, 2016).

10.5
First Amendment, dated as of December 21, 2017, to the Credit Agreement, dated as of March 24, 2016, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co- Syndication Agents (incorporated by referenced to Exhibit 10.4 to the Registrant’s Form 10-K filed on February 20, 2018).

10.6
Second Amendment, dated as of March 28, 2018, to the Credit Agreement, dated as of March 24, 2018, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents (incorporated by referenced to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.7
Credit Agreement, dated as of November 21, 2017, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Wells Fargo Bank, N.A., Suntrust Bank, The Bank Of Nova Scotia, U.S. Bank National Association, Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by referenced to Exhibit 10.5 to the Registrant’s Form 10-K filed on February 20, 2018).

10.8
First Amendment, dated as of March 28, 2018, to the Credit Agreement, dated as of November 21, 2017, among Wyndham Worldwide Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Wells Fargo Bank, N.A., Suntrust Bank, The Bank Of Nova Scotia, U.S. Bank National Association, Barclays Bank PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by referenced to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.9
Credit Agreement, dated as of May 31, 2018, among Wyndham Destinations, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018).

10.10
Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed October 5, 2010).

10.11
First Amendment, dated as of June 28, 2011, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 1, 2011).

10.12
Third Amendment, dated as of August 30, 2012, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2012).

10.13
Fourth Amendment, dated as of August 29, 2013, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 23, 2013).

10.14
Fifth Amendment, dated as of August 28, 2014, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 24, 2014).

10.15
Sixth Amendment, dated as of August 27, 2015, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 27, 2015).

10.16
Seventh Amendment, dated as of August 23, 2016, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 26, 2016).

10.17
Eight Amendment, dated as of April 6, 2018, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 2, 2018).

10.18
Indenture and Servicing Agreement, dated as of October 5, 2017, by and among Sierra Timeshare Conduit Receivables Funding III, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by referenced to Exhibit 10.13 to the Registrant’s Form 10-K filed on February 20, 2018).

10.19
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on May 2, 2018).

10.20
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.21†	Employment Agreement with Stephen P. Holmes, dated as of July 31, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-12B/A filed July 7, 2006).

10.22†	Amendment No. 1 to Employment Agreement with Stephen P. Holmes, dated December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed February 27, 2009).

10.23†	Amendment No. 2 to Employment Agreement with Stephen P. Holmes, dated as of November 19, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed February 19, 2010).

10.24†	Amendment No. 3 to Employment Agreement with Stephen P. Holmes, dated December 31, 2012 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed February 15, 2013).

10.25†	Amendment No. 4 to Employment Agreement with Stephen P. Holmes, dated May 16, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 24, 2013).

10.26†	Amendment No. 5 to Employment Agreement with Stephen P. Holmes, dated May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2015).

10.27†	Amendment No. 6 to Employment Agreement with Stephen P. Holmes, dated July 31, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 25, 2017).

10.28†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).

10.29†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.30†	Employment Agreement with Geoffrey A. Ballotti, dated as of March 31, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed February 27, 2009).

10.31†	Amendment No. 1 to Employment Agreement with Geoffrey A. Ballotti, dated December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed February 27, 2009).

10.32†	Amendment No. 2 to Employment Agreement with Geoffrey A. Ballotti, dated December 16, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed February 19, 2010).

10.33†	Amendment No. 3 to Employment Agreement with Geoffrey A. Ballotti, dated March 1, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 29, 2011).

10.34†	Amendment No. 4 to Employment Agreement with Geoffrey A. Ballotti, dated March 28, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 24, 2014).

10.35†	Amendment No. 5 to Employment Agreement with Geoffrey A. Ballotti, dated February 15, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 26, 2017).

10.36†	Employment Agreement with Gail Mandel, dated as of November 13, 2014 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 13, 2015).

10.37†	Amendment No. 1 to Employment Agreement with Gail Mandel, dated August 2, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed October 25, 2017).

10.38†
Separation and Release Agreement, dated as of May 21, 2018, by and between Wyndham Destinations, Inc. and Gail Mandel (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed June 4, 2018).

10.39†	Employment Agreement with Michael Brown, dated as of April 17, 2017(incorporated by referenced to Exhibit 10.29 to the Registrant’s Form 10-K filed on February 20, 2018).

10.40†
Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.41†	Employment Agreement with David B. Wyshner, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 25, 2017).

10.42†
Separation and Release Agreement, dated as of July 28, 2017, by and between Wyndham Worldwide Corporation and Thomas G. Conforti (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed June 4, 2018).

10.43†
Amendment No. 1 to the Separation and Release Agreement, dated as of May 29, 2018, by and between Wyndham Worldwide Corporation and Thomas G. Conforti (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed June 4, 2018).

10.44†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).

10.45†
Letter Agreement, dated as March 22, 2018, by and between Wyndham Vacation Ownership, Inc. and Elizabeth E. Dreyer (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018).

10.46†
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.47†	Termination and Release Agreement with Thomas Anderson, executed April 28, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2017).

10.48†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.49†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.50†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.51†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 17, 2012).

10.52*†	Form of Award Agreement for Restricted Stock Units for U.S. employees.

10.53*†	Form of Award Agreement for Restricted Stock Units for non-U.S. employees.

10.54*†	Form of Award Agreement for Non-Qualified Stock Options.

10.55*†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018.

10.56*†	Form of Award Agreement for Restricted Stock Units for U.S. employees, dated as of March 1, 2018.

10.57*†	Form of Award Agreement for Restricted Stock Units for Non-U.S. employees, dated as of March 1, 2018.

10.58*†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of March 1, 2018.

10.59†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012)

10.60†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.61†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.62†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.63†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.64†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.65†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.66†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.67†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.68
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.69
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.70
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.71
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.72
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.73
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.74
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.75
Form Indemnification Agreement to be entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.76†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this report.

**	Furnished with this report.
†Exhibit Numbers 10.21 through 10.67 and 10.76 are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM DESTINATIONS, INC.

By:	/s/ MICHAEL D. BROWN
Michael D. Brown
President and Chief Executive Officer
Date: February 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Michael A. Hug

/s/ ELIZABETH E. DREYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Elizabeth E. Dreyer

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 26, 2019
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 26, 2019
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 26, 2019
James E. Buckman

/s/ GEORGE HERRERA	Director	February 26, 2019
George Herrera

/s/ DENNY MARIE POST	Director	February 26, 2019
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 26, 2019
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 26, 2019
Michael H. Wargotz