Form 10-Q
period 2019-03-31
Wyndham Destinations, Inc.
filed 2019-05-01
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(407) 626-5200
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	WYND	New York Stock Exchange
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
93,618,323 shares of common stock outstanding as of March 31, 2019.

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

AOCL	Accumulated Other Comprehensive Loss
Barclays	Barclays Bank PLC
Board	Board of Directors
Buyer	Compass IV Limited, an affiliate of Platinum Equity, LLC
Company	Wyndham Destinations, Inc. and its subsidiaries
EBITDA	Earnings Before Interest, Income Taxes and Depreciation/Amortization
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
NQ	Non-Qualified stock options
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
SOFR	Secured Overnight Financing Rate
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
U.S.	United States of America
VIE	Variable Interest Entity
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.
Wyndham Destinations	Wyndham Destinations, Inc.
Wyndham Worldwide	Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of March 31, 2019, the related condensed consolidated statements of income, comprehensive income, (deficit)/equity and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended (not presented herein); and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2019

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenues
Service and membership fees	$405	$419
Vacation ownership interest sales	375	358
Consumer financing	125	118
Other	13	12
Net revenues	918	907
Expenses
Operating	397	403
Cost of vacation ownership interests	30	31
Consumer financing interest	26	19
Marketing	147	131
General and administrative	129	153
Separation and related costs	15	30
Restructuring	3	—
Depreciation and amortization	31	37
Total expenses	778	804
Operating income	140	103
Other (income), net	(11)	(6)
Interest expense	41	45
Interest (income)	(2)	(1)
Income before income taxes	112	65
Provision for income taxes	31	24
Income from continuing operations	81	41
Loss from operations of discontinued businesses, net of income taxes	—	(7)
Loss on disposal of discontinued businesses, net of income taxes	(1)	—
Net income attributable to Wyndham Destinations shareholders	$80	$34

Basic earnings per share
Continuing operations	$0.86	$0.41
Discontinued operations	(0.01)	(0.07)
	$0.85	$0.34
Diluted earnings per share
Continuing operations	$0.85	$0.41
Discontinued operations	—	(0.07)
	$0.85	$0.34

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to Wyndham Destinations shareholders	$80	$34
Other comprehensive income, net of tax
Foreign currency translation adjustments	2	14
Unrealized loss on cash flow hedges	—	(1)
Defined benefit pension plans	—	1
Other comprehensive income, net of tax	2	14
Comprehensive income	$82	$48

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$217	$218
Restricted cash (VIE - $153 as of 2019 and $120 as of 2018)	186	155
Trade receivables, net	137	121
Vacation ownership contract receivables, net (VIE - $2,913 as of 2019 and $2,883 as of 2018)	3,020	3,037
Inventory	1,213	1,224
Prepaid expenses	175	153
Property and equipment, net	720	712
Goodwill	923	922
Other intangibles, net	108	109
Other assets	401	304
Assets of held-for-sale business	270	203
Total assets	$7,370	$7,158
Liabilities and (deficit)
Accounts payable	$79	$66
Accrued expenses and other liabilities	1,043	1,004
Deferred income	551	518
Non-recourse vacation ownership debt (VIE)	2,454	2,357
Debt	2,837	2,881
Deferred income taxes	749	736
Liabilities of held-for-sale business	241	165
Total liabilities	7,954	7,727
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,129,532 issued as of 2019 and 220,120,808 as of 2018	2	2
Treasury stock, at cost – 126,572,562 shares as of 2019 and 125,137,857 shares as of 2018	(6,103)	(6,043)
Additional paid-in capital	4,082	4,077
Retained earnings	1,480	1,442
Accumulated other comprehensive loss	(50)	(52)
Total stockholders’ (deficit)	(589)	(574)
Noncontrolling interest	5	5
Total (deficit)	(584)	(569)
Total liabilities and (deficit)	$7,370	$7,158

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$80	$34
Loss from operations of discontinued businesses, net of income taxes	—	7
Loss on disposal of discontinued businesses, net of income taxes	1	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	37
Provision for loan losses	109	92
Deferred income taxes	14	20
Stock-based compensation	5	18
Non-cash lease expense	8	—
Non-cash interest	5	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(45)	(54)
Vacation ownership contract receivables	(91)	(71)
Inventory	(18)	(39)
Deferred income	45	43
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	12	(106)
Other, net	(4)	(9)
Net cash provided by/(used in) operating activities - continuing operations	152	(23)
Net cash provided by operating activities - discontinued operations	—	156
Net cash provided by operating activities	152	133
Investing activities
Property and equipment additions	(20)	(14)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(5)
Proceeds from asset sales	6	—
Other, net	(1)	(3)
Cash used in investing activities - continuing operations	(15)	(22)
Cash used in investing activities - discontinued operations	(27)	(8)
Net cash used in investing activities	(42)	(30)
Financing activities
Proceeds from non-recourse vacation ownership debt	672	261
Principal payments on non-recourse vacation ownership debt	(572)	(384)
Proceeds from debt	608	1,436
Principal payments on debt	(660)	(576)
Repayments of commercial paper, net	—	(11)
Repayment of notes	(1)	(464)
Repayments of vacation ownership inventory arrangement	(7)	(7)
Dividends to shareholders	(42)	(70)
Repurchase of common stock	(61)	(76)
Debt issuance costs	(5)	—
Net share settlement of incentive equity awards	—	(32)
Other, net	—	(2)
Cash (used in)/provided by financing activities - continuing operations	(68)	75
Cash used in financing activities - discontinued operations	—	(6)
Net cash (used in)/provided by financing activities	(68)	69
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	1
Net change in cash, cash equivalents and restricted cash	43	173
Cash, cash equivalents and restricted cash, beginning of period	404	416
Cash, cash equivalents and restricted cash, end of period	447	589
Less: Restricted cash	186	195
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	44	168
Cash and cash equivalents	$217	$226

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total (Deficit)
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	80	—	—	80
Other comprehensive income	—	—	—	—	—	2	—	2
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(1)	—	(60)	—	—	—	—	(60)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Balance as of March 31, 2019	94	$2	$(6,103)	$4,082	$1,480	$(50)	$5	$(584)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(17)	—	—	(17)
Net income	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	14	—	14
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(32)	—	—	—	(32)
Change in stock-based compensation	—	—	—	21	—	—	—	21
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(76)	—	—	—	—	(76)
Dividends ($0.66 per share)(a)	—	—	—	—	(67)	—	—	(67)
Balance as of March 31, 2018	100	$2	$(5,795)	$3,986	$2,451	$3	$5	$652

(a)	Represents dividends declared by Wyndham Worldwide Corporation prior to the spin-off of Wyndham Hotels & Resorts, Inc.

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Background and Basis of Presentation
Background
Wyndham Destinations, Inc. and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners.

During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of March 31, 2019 and December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. See Note 6—Held-for-Sale Business for further details.

During 2018, the Company completed the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”) and the sale of its European vacation rentals business.

The prior period Condensed Consolidated Financial Statements have been reclassified to reflect the results of the hotel business and European vacation rentals business as discontinued operations. See further detail in Note 5—Discontinued Operations.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission on February 26, 2019.

2.	New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Financial Instruments - Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the FASB issued guidance for lease accounting. The guidance requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard using the modified retrospective approach; therefore, the Company used the transition method practical expedient under ASU 2018-11 and prior year financial statements were not recast. As a result of the adoption, on January 1, 2019 the Company recognized $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. Right-of-use assets are included within Other assets and the related lease liabilities are included within Accrued and other liabilities on the balance sheet. The adoption of this standard did not have a material impact to the income statement related to existing leases; therefore a cumulative-effect adjustment was not recorded. The adoption of this standard did not materially impact consolidated net income, liquidity or compliance with our debt covenants under our current agreements. See Note 15— Leases for more information.

Implementation Costs in Cloud Computing Arrangements. In August 2018, the FASB issued guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued guidance intended to simplify nonemployee share-based payment accounting. This new guidance more closely aligns the accounting for share-based payment awards issued to employees and nonemployees. The Company adopted this guidance as of January 1, 2019 with no material impact to its Condensed Consolidated Financial Statements and related disclosures.

3.	Revenue Recognition
Vacation Ownership
The Company develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired and the transaction price has been deemed to be collectible.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Condensed Consolidated Statements of Income. The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $170 million and $164 million during the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to other travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships are recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. Fees for facilitating exchanges are recognized as revenue, net of expected cancellations, when these transactions have been confirmed to the member.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of March 31, 2019 and December 31, 2018 are as follows:

Contract Liabilities (a)	March 31, 2019	December 31, 2018
Deferred subscription revenue	$227	$220
Deferred VOI trial package revenue	130	125
Deferred VOI incentive revenue	99	96
Deferred exchange-related revenue (b)	58	56
Deferred co-branded credit card programs revenue	22	14
Deferred other revenue	16	8
Total	$552	$519

(a)	There is $58 million and $42 million of deferred vacation rental revenue included in Liabilities of held-for-sale business on the Condensed Consolidated Balance Sheets for 2019 and 2018, respectively.

(b)
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

Within the Company’s vacation exchange business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s vacation exchange programs which are recognized in future periods. Deferred exchange-related revenue primarily represents payments received in advance from members for the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and for other leisure-related services and products which are generally recognized as revenue within one year. In the Company's vacation rentals business, deferred vacation rental revenue represents billings and payments received in advance of a customer’s rental stay which are generally recognized as revenue within one year.
Changes in contract liabilities for the three months ended March 31, 2019 follow:

Amount
Contract liabilities as of December 31, 2018	$519
Additions	125
Revenue recognized	(92)
Contract liabilities as of March 31, 2019	$552

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. These capitalized costs were $47 million as of March 31, 2019 and $45 million as of December 31, 2018, and are included within Other assets on the Condensed Consolidated Balance Sheet.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2019 and December 31, 2018, these capitalized costs were $21 million and $22 million, respectively.

Practical Expedients
The Company has not adjusted the consideration for the effects of a significant financing component if it expected, at contract inception, that the period between when the Company satisfied the performance obligation and when the customer paid for that good or service was one year or less.

For contracts with customers that were modified prior to 2015, the Company did not retrospectively restate the revenue associated with the contract for those modifications. Instead, it reflected the aggregate effect of all prior modifications in determining (i) the performance obligations and transaction prices and (ii) the allocation of such transaction prices to the performance obligations.

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

	4/1/2019 - 3/31/2020	4/1/2020 - 3/31/2021	4/1/2021 - 3/31/2022	Thereafter	Total
Subscription revenue	$125	$54	$25	$23	$227
VOI trial package revenue	130	—	—	—	130
VOI incentive revenue	99	—	—	—	99
Exchange-related revenue	52	4	1	1	58
Co-branded credit card programs revenue	5	4	5	8	22
Other revenue	16	—	—	—	16
Total	$427	$62	$31	$32	$552

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended
	March 31,
	2019	2018
Vacation Ownership
Vacation ownership interest sales	$375	$358
Property management fees and reimbursable revenues	170	164
Consumer financing	125	118
Fee-for-Service commissions	—	10
Ancillary revenues	13	11
Total Vacation Ownership	683	661

Exchange & Rentals
Exchange revenues	180	188
Vacation rental revenues	38	38
Ancillary revenues	18	20
Total Exchange & Rentals	236	246

Corporate and other
Eliminations	(1)	—

Net revenues	$918	$907

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Income from continuing operations attributable to Wyndham Destinations shareholders	$81	$41
Loss from operations of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	(7)
Loss on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	(1)	—
Net income attributable to Wyndham Destinations shareholders	$80	$34

Basic earnings per share
Continuing operations	$0.86	$0.41
Discontinued operations	(0.01)	(0.07)
	$0.85	$0.34
Diluted earnings per share
Continuing operations	$0.85	$0.41
Discontinued operations	—	(0.07)
	$0.85	$0.34

Basic weighted average shares outstanding	94.4	100.1
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.3	0.7
Diluted weighted average shares outstanding (c)(d)	94.7	100.8

Dividends:
Aggregate dividends paid to shareholders	$42	$70

(a)
Excludes 0.7 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2019, but could potentially dilute basic earnings per share in the future. The number of anti-dilutive RSUs for the three months ended March 31, 2018 was immaterial. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)
Excludes 0.2 million and 0.5 million performance-vested stock units (“PSUs”) for the three months ended March 31, 2019 and 2018, respectively, as the Company has not met the required performance metrics. These PSUs could potentially dilute basic earnings per share in the future.

(c)	Excludes 0.9 million outstanding stock awards that would have been anti-dilutive to EPS for the three months ended March 31, 2019, but could potentially dilute basic earnings per share in the future.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares Repurchased	Cost
As of December 31, 2018	100.6	$5,262
Repurchases	1.4	60
As of March 31, 2019	102.0	$5,322

The Company had $756 million of remaining availability under its program as of March 31, 2019.

5.	Discontinued Operations
During 2018, the Company completed the spin-off of its hotel business and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Condensed Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. Discontinued operations exclude the allocation of corporate overhead and interest. Discontinued operations included $32 million of separation and related costs during the three months ended March 31, 2018.

Prior to its classification as a discontinued operation, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the former Destination Network segment, now known as Exchange & Rentals.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes for the three months ended:

	March 31,
	2019	2018
Net revenues	$—	$409
Expenses:
Operating	—	191
Marketing	—	114
General and administrative	—	44
Separation and related costs	—	32
Depreciation and amortization	—	34
Total expenses	—	415
Other (income), net	—	(1)
Interest (income)	—	(1)
Provision for income taxes	—	3
Loss from operations of discontinued businesses, net of income taxes	—	(7)
Loss on disposal of discontinued businesses, net of income taxes	(1)	—
Loss on discontinued operations, net of income taxes	$(1)	$(7)

The following table presents information regarding certain components of cash flows from discontinued operations for the three months ended:

	March 31, 2019	March 31, 2018
Cash flows provided by operating activities	$—	$156
Cash flows used in investing activities	(27)	(8)
Cash flows used in financing activities	—	(6)

Non-cash items:
Depreciation and amortization	—	34
Stock-based compensation	—	3
Deferred income taxes	—	(12)

Property and equipment additions	—	(20)

6.	Held-for-Sale Business
During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of March 31, 2019 and December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. This business is currently reported within the Exchange & Rentals segment.

Total assets of this business at March 31, 2019 were $270 million including $44 million Restricted cash, $113 million Trade receivables, net, $41 million Goodwill and other intangibles, net, $34 million Property & equipment, net and $33 million Other assets. Total liabilities of this business at March 31, 2019 were $241 million including $114 million Accounts payable, $58 million Deferred income and $61 million Accrued expenses and other liabilities.

Total assets of this business at December 31, 2018 were $203 million including $31 million Restricted cash, $82 million Trade receivables, net, $42 million Goodwill and other intangibles, net, $35 million Property & equipment, net and $8 million Other Assets. Total liabilities of this business at December 31, 2018 were $165 million including $87 million Accounts payable, $42 million Deferred income and $27 million Accrued expenses and other liabilities.

7.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of:

	March 31, 2019	December 31, 2018
Vacation ownership contract receivables:
Securitized	$2,913	$2,883
Non-securitized	828	888
Vacation ownership contract receivables, gross	3,741	3,771
Less: Allowance for loan losses	721	734
Vacation ownership contract receivables, net	$3,020	$3,037

The Company’s securitized vacation ownership contract receivables generated interest income of $99 million and $87 million during the three months ended March 31, 2019 and 2018, respectively. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2019 and 2018, the Company originated vacation ownership contract receivables of $322 million and $297 million, respectively, and received principal collections of $230 million and $226 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.2% and 14.1% as of March 31, 2019 and December 31, 2018, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	109
Contract receivables write-offs, net	(122)
Allowance for loan losses as of March 31, 2019	$721

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	92
Contract receivables write-offs, net	(98)
Allowance for loan losses as of March 31, 2018	$685

In accordance with the guidance for accounting for real estate time-sharing transactions, the Company recorded a provision for loan losses of $109 million and $92 million as a reduction of net revenues during the three months ended March 31, 2019 and 2018, respectively.

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used in the United

States by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Resort Asia Pacific business for which scores are not readily available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of March 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,963	$1,032	$189	$137	$251	$3,572
31 - 60 days	21	30	16	5	2	74
61 - 90 days	14	19	14	3	1	51
91 - 120 days	11	16	15	2	—	44
Total	$2,009	$1,097	$234	$147	$254	$3,741

	As of December 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,996	$1,041	$166	$135	$246	$3,584
31 - 60 days	22	35	18	6	2	83
61 - 90 days	15	22	13	3	1	54
91 - 120 days	12	17	16	4	1	50
Total	$2,045	$1,115	$213	$148	$250	$3,771

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

8.	Inventory
Inventory consisted of:

	March 31, 2019	December 31, 2018
Land held for VOI development	$4	$4
VOI construction in process	50	45
Inventory sold subject to repurchase	33	33
Completed VOI inventory	787	797
Estimated VOI recoveries	278	286
Exchange & Rentals vacation credits and other	61	59
Total inventory	$1,213	$1,224

During the three months ended March 31, 2019 and 2018, the Company transferred $15 million and $48 million, respectively, of VOI inventory to property and equipment. In addition to the inventory obligations listed below, the Company had $9 million and $6 million of inventory accruals included within Accounts payable on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes the activity related to the Company’s inventory obligations:

	Avon	Las Vegas	Austin	Total
December 31, 2017	$22	$60	$62	$144
Purchases	—	—	—	—
Payments	(11)	(16)	—	(27)
March 31, 2018	$11	$44	$62	$117

December 31, 2018	$11	$52	$31	$94
Purchases	—	—	1	1
Payments	(11)	(18)	—	(29)
March 31, 2019	$—	$34	$32	$66

Reported in December 2018:
Accrued expenses and other liabilities	$11	$52	$31	$94
Total inventory obligations	$11	$52	$31	$94

Reported in March 2019:
Accrued expenses and other liabilities	$—	$34	$32	$66
Total inventory obligations	$—	$34	$32	$66

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $142 million as of March 31, 2019.

9.	Property and Equipment
Property and equipment, net, consisted of:

	March 31, 2019	December 31, 2018
Land	$32	$30
Building and leasehold improvements	616	588
Furniture, fixtures and equipment	238	250
Capitalized software	611	604
Finance leases	10	12
Construction in progress	56	81
Total property and equipment	1,563	1,565
Less: Accumulated depreciation and amortization	843	853
Net property and equipment	$720	$712

10.	Debt
The Company’s indebtedness consisted of:

	March 31, 2019	December 31, 2018
Non-recourse vacation ownership debt: (a)
Term notes (b)	$2,002	$1,839
$800 million bank conduit facility (due April 2020) (c)	452	518
Total	$2,454	$2,357

Debt: (d)
$1.0 billion secured revolving credit facility (due May 2023) (e)	$161	$181
$300 million secured term loan B (due May 2025)	295	296
$40 million 7.375% secured notes (due March 2020)	40	40
$250 million 5.625% secured notes (due March 2021)	249	249
$650 million 4.25% secured notes (due March 2022) (f)	649	649
$400 million 3.90% secured notes (due March 2023) (g)	404	405
$300 million 5.40% secured notes (due April 2024)	298	297
$350 million 6.35% secured notes (due October 2025) (h)	341	341
$400 million 5.75% secured notes (due April 2027) (i)	397	388
Finance leases	3	3
Other	—	32
Total	$2,837	$2,881

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.09 billion and $3.03 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of March 31, 2019 and December 31, 2018, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $24 million and $21 million as of March 31, 2019 and December 31, 2018, respectively.

(c)
The Company has borrowing capability under the Sierra Receivable Funding Conduit II 2008-A facility through April 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than May 2021.

(d)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $10 million and $11 million as of March 31, 2019 and December 31, 2018, respectively, and net of unamortized debt financing costs of $6 million as of March 31, 2019 and December 31, 2018, respectively.

(e)	As of March 31, 2019, the weighted average interest rate on borrowings from this facility was 6.09%.

(f)	Includes $1 million of unamortized gains from the settlement of a derivative as of March 31, 2019 and December 31, 2018.

(g)	Includes $6 million of unamortized gains from the settlement of a derivative as of March 31, 2019 and December 31, 2018.

(h)	Includes $7 million of unamortized losses from the settlement of a derivative as of March 31, 2019 and December 31, 2018.

(i)
Includes a $1 million increase and $8 million decrease in the carrying value resulting from a fair value hedge derivative as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the variable interest rate on the notional portion of these notes was 4.66%, and the effective rate was 5.91%.

Sierra Timeshare 2019-1 Receivables Funding LLC
On March 20, 2019, the Company closed on a private placement of a series of term notes payable, issued by Sierra Timeshare 2019-1 Receivables Fundings LLC, with an initial principal amount of $400 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 3.57%. The advance rate for this transaction was 98.00%.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2019 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$207	$44	$251
Between 1 and 2 years	210	253	463
Between 2 and 3 years	604	652	1,256
Between 3 and 4 years	221	407	628
Between 4 and 5 years	235	164	399
Thereafter	977	1,317	2,294
	$2,454	$2,837	$5,291

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of March 31, 2019, available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$800	$1,000
Less: Outstanding borrowings	452	161
Less: Letters of credit	—	24
Available capacity	$348	$815

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A facility. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2019, our interest coverage ratio was 6.3 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2019, our first lien leverage ratio was 2.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
During the three months ended March 31, 2019, the Company incurred interest expense of $41 million on debt excluding non-recourse vacation ownership debt, including an offset of $1 million of capitalized interest. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $40 million during the three months ended March 31, 2019.

During the three months ended March 31, 2018, the Company incurred interest expense of $45 million on debt excluding non-recourse vacation ownership debt, including an offset of less than $1 million of capitalized interest. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $50 million during the three months ended March 31, 2018.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt during the three months ended March 31, 2019 was $26 million and $19 million during the three months ended March 31, 2018 and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $20 million and $11 million for the three months ended March 31, 2019 and 2018.

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

11.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	March 31, 2019	December 31, 2018
Securitized contract receivables, gross (a)	$2,913	$2,883
Securitized restricted cash (b)	153	120
Interest receivables on securitized contract receivables (c)	24	23
Other assets (d)	2	3
Total SPE assets	3,092	3,029
Non-recourse term notes (e) (f)	2,002	1,839
Non-recourse conduit facilities (e)	452	518
Other liabilities (g)	7	3
Total SPE liabilities	2,461	2,360
SPE assets in excess of SPE liabilities	$631	$669

(a)	Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $24 million and $21 million as of March 31, 2019 and December 31, 2018, respectively, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $828 million and $888 million as of March 31, 2019 and December 31, 2018, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of non-recourse liabilities and the allowance for loan losses, is as follows:

	March 31, 2019	December 31, 2018
SPE assets in excess of SPE liabilities	$631	$669
Non-securitized contract receivables	828	888
Less: Allowance for loan losses	721	734
Total, net	$738	$823

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

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of Property and equipment and $104 million of Debt on its Condensed Consolidated Balance Sheet. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value. During the first quarter of 2019, the Company made its final purchase of VOI inventory from the SPE, and the debt was extinguished.

The assets and liabilities of the Saint Thomas Property SPE are as follows:

December 31, 2018
Property and equipment, net	23
Total SPE assets	23
Debt (a)	32
Total SPE liabilities	32
SPE equity (deficit)	$(9)

(a)	Included $32 million relating to mortgage notes, which were included in Debt on the Condensed Consolidated Balance Sheets as of December 31, 2018.

During the three months ended March 31, 2019 and 2018, the SPE conveyed $23 million and $8 million, respectively, of property and equipment to the Company.

12.	Fair Value
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

As of March 31, 2019, the Company had interest rate swap contracts resulting in less than $1 million of assets which are included within Other assets on the Condensed Consolidated Balance Sheet. The Company also had foreign exchange contracts resulting in less than $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$3,020	$3,651	$3,037	$3,662
Debt
Total debt	$5,291	$5,326	$5,238	$4,604

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

The Company estimates the fair value of its non-recourse vacation ownership debt by obtaining Level 2 inputs comprised of indicative bids from investment banks that actively issue and facilitate the secondary market for timeshare securities. The Company estimates the fair value of its debt, excluding finance leases, using Level 2 inputs based on indicative bids from investment banks and determines the fair value of its secured notes using quoted market prices (such secured notes are not actively traded).

13.	Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound, Euro, the Canadian and Australian dollars and the Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps. Interest rate swaps are used to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives were recorded in income with offsetting adjustments to the carrying amount of the hedged debt, resulting in an immaterial impact to the Condensed Consolidated Statements of Income.

Losses on derivatives recognized in AOCL for the three months ended March 31, 2019 and 2018 were not material.

14.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2009.

The Company’s effective tax rate decreased from 36.9% during the three months ended March 31, 2018 to 27.7% during the three months ended March 31, 2019 primarily due to the absence of non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018; partially offset by excess tax benefits in relation to stock based compensation in 2018.

The Company made cash income tax payments, net of tax refunds, of $2 million and $70 million during the three months ended March 31, 2019 and 2018, respectively. In addition, the Company made cash income tax payments, net of refunds, of $5 million during the three months ended March 31, 2018 related to discontinued operations.

15. Leases
The Company adopted the new Leases accounting standard as of January 1, 2019, resulting in the recognition of $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. The new standard requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard using the modified retrospective approach; therefore, prior year financial statements were not recast. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (i) whether contracts are leases or contain leases, (ii) lease classification and (iii) initial direct costs.

We lease property and equipment under finance and operating leases for our corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into our determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the income statement.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our leases have remaining lease terms of one to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

As of March 31, 2019, the Company had right-of-use assets of $131 million and related lease liabilities of $171 million. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued and other liabilities on the balance sheet.

The table below presents certain information related to the lease costs for finance and operating leases:

Three Months Ended
March 31,
2019
Operating lease cost	$9

Short-term lease cost	$5

Finance lease cost:
Amortization of right-of-use assets	—
Interest on lease liabilities	—
Total finance lease cost	$—

The table below presents supplemental cash flow information related to leases:

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4
Finance leases	$—

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	Balance Sheet Classification	March 31, 2019
Operating Leases:
Operating lease right-of-use assets	Other assets	$131
Operating lease liabilities	Accrued expenses and other liabilities	$171

Finance Leases:
Finance lease assets (a)	Property and equipment, net	$3
Finance lease liabilities	Debt	$3

Weighted Average Remaining Lease Term:
Operating leases		9.5 years
Finance leases		2.4 years
Weighted Average Discount Rate:
Operating leases (b)		6.8%
Finance leases		4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of March 31, 2019:

	Operating Leases	Finance Leases
Nine months ending December 31, 2019	$29	$1
2020	32	1
2021	27	1
2022	24	—
2023	22	—
Thereafter	99	—
Total minimum lease payments	233	3
Less: Amount of lease payments representing interest	(62)	—
Present value of future minimum lease payments	$171	$3

The table below presents future minimum lease payments required under non-cancelable operating leases as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019:

December 31, 2018
2019	$34
2020	30
2021	26
2022	24
2023	22
Thereafter	99
Future minimum lease payments	$235

During 2018, the Company incurred total rental expense of $61 million for continuing operations and $9 million for discontinued operations.

16.	Commitments and Contingencies
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

The Company believes that it has adequately accrued for such matters with reserves of $14 million as of March 31, 2019 and December 31, 2018. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, which is discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $49 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 8—Inventory for additional details.

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 22—Transactions with Former Parent and Former Subsidiaries.

17.    Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive income before reclassifications	2	—	—	2
Amount reclassified to earnings	—	1	—	1
Balance, March 31, 2019	$(145)	$(1)	$2	$(144)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive (loss) before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	—	—	—
Balance, March 31, 2019	$94	$1	$(1)	$94

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive (loss)/income before reclassifications	2	(1)	—	1
Amount reclassified to earnings	—	1	—	1
Balance, March 31, 2019	$(51)	$—	$1	$(50)

(a)
Includes impact of the Company’s early adoption of new accounting guidance in the fourth quarter of 2018 which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained Earnings.

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(2)	$(5)	$(103)
Other comprehensive (loss)/income	14	(1)	—	13
Balance, March 31, 2018	$(82)	$(3)	$(5)	$(90)

Tax
Balance, December 31, 2017	$89	$2	$1	$92
Other comprehensive income	—	—	1	1
Balance, March 31, 2018	$89	$2	$2	$93

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive (loss)/income	14	(1)	1	14
Balance, March 31, 2018	$7	$(1)	$(3)	$3

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of accumulated other comprehensive (loss)/income are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2019	2018
Unrealized losses on cash flow hedge, net
Loss on disposal of discontinued businesses, net of income taxes	(1)	—
Net income	(1)	—

18.  Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018 (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2019, 13.7 million shares remain available.

Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2019, the Company granted incentive equity awards to key employees and senior officers totaling $25 million in the form of RSUs, $7 million in the form of PSUs and $5 million in the form of stock options. Of these awards, the NQs and majority of RSUs will vest ratably over a period of 4 years, and the PSUs will cliff vest on the third anniversary of the grant date; contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the three months ended March 31, 2019 consisted of the following:

	Balance, December 31, 2018	Granted	Vested/Exercised	Balance, March 31, 2019
RSUs
Number of RSUs	0.9	0.5	—	1.4	(a)
Weighted average grant price	$50.54	$44.38	$—	$48.09

PSUs
Number of PSUs	—	0.2	—	0.2	(b)
Weighted average grant price	$—	$44.38	$—	$44.38

SSARs
Number of SSARs	0.2	—	—	0.2	(c)
Weighted average grant price	$34.24	$—	$—	$34.24

NQs
Number of NQs	0.8	0.6	—	1.4	(d)
Weighted average grant price	$48.71	$44.38	$—	$46.84

(a)	Aggregate unrecognized compensation expense related to RSUs was $54 million as of March 31, 2019, which is expected to be recognized over a weighted average period of 3.4 years.

(b)	Maximum aggregate unrecognized compensation expense related to PSUs was $7 million as of March 31, 2019, which is expected to be recognized over a weighted average period of 3.9 years

(c)	There were 0.2 million SSARs that were exercisable as of March 31, 2019. There was no unrecognized compensation expense related to SSARs as of March 31, 2019 as all SSARs were vested.

(d)	Unrecognized compensation expense for NQs was $10 million as of March 31, 2019, which is expected to be recognized over a period of 3.5 years.

The fair value of stock options granted by the Company during 2019 was estimated on the date of this grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The-risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2019
Grant date fair value	$8.98
Grant date strike price	$44.38
Expected volatility	29.97%
Expected life	6.3 years
Risk-free interest rate	2.59%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $5 million and $21 million during the three months ended March 31, 2019 and 2018, respectively, related to incentive equity awards granted to key employees and senior officers. Such stock-based compensation expense included expense related to discontinued operations of $3 million for the three months ended March 31, 2018. The Company also recorded stock-based compensation expense for non-employee directors which was immaterial for the three months ended March 31, 2019 and $1 million during the three months ended March 31, 2018. Stock-based compensation expense included $2 million and $5 million of expense for the three months ended March 31, 2019 and 2018, respectively, which has been classified within separation and related costs in continuing operations.

The Company paid $32 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2018.

19.	Segment Information
The Company has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which is currently part of its Exchange & Rentals segment. The assets and liabilities of this business have been classified as held-for-sale. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and Income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended
	March 31,
Net revenues	2019	2018
Vacation Ownership	$683	$661
Exchange & Rentals	236	246
Total reportable segments	919	907
Corporate and other (a)	(1)	—
Total Company	$918	$907

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2019	2018
Net income attributable to Wyndham Destinations shareholders	$80	$34
Loss from operations of discontinued businesses, net of income taxes	—	7
Loss on disposal of discontinued businesses, net of income taxes	1	—
Provision for income taxes	31	24
Depreciation and amortization	31	37
Interest expense	41	45
Interest (income)	(2)	(1)
Separation and related costs (b)	15	30
Restructuring	3	—
Legacy items	2	—
Stock-based compensation	3	13
Adjusted EBITDA	$205	$189

	Three Months Ended
	March 31,
Adjusted EBITDA	2019	2018
Vacation Ownership	$138	$133
Exchange & Rentals	80	79
Total reportable segments	218	212
Corporate and other (a)	(13)	(23)
Total Company	$205	$189

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million of stock based compensation expenses for the three months ended March 31, 2019 and $5 million for the three months ended March 31, 2018.

Segment Assets (a)	March 31, 2019	December 31, 2018
Vacation Ownership	$5,559	$5,421
Exchange & Rentals	1,390	1,376
Total reportable segments	6,949	6,797
Corporate and other	151	158
Assets held-for-sale	270	203
Total Company	$7,370	$7,158

(a)	Excludes investment in consolidated subs.

20.	Separation and Transaction Costs
During the three months ended March 31, 2019 and 2018, the Company incurred $15 million and $30 million of expenses in connection with the spin-off of the hotel business completed on May 31, 2018 which are reflected within continuing operations and include related costs of the Spin-off, which was related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency.

Additionally, during the three months ended March 31, 2018, the Company incurred $32 million of separation-related expenses in connection with the Spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

21.	Restructuring
2018 Restructuring Plans
During the fourth quarter of 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the three months ended March 31, 2019, the Company incurred an additional $2 million and $1 million of restructuring expenses at its corporate operations and Vacation Ownership segment, respectively, and reduced its restructuring liability by $4 million of cash payments. The remaining 2018 restructuring liability of $11 million is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of March 31, 2019 is related to leased facilities and is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized as follows:

	Liability as of			Liability as of
	December 31, 2018	Costs Recognized	Cash Payments	March 31, 2019
Personnel-related	$12	$3	$(4)	$11
	$12	$3	$(4)	$11

22.	Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Cendant Separation and Distribution Agreement, the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation (“Wyndham Worldwide”) assumed 37.5% of the responsibility while Cendant’s former subsidiary, Realogy, is responsible for the remaining 62.5%. As a result of the Wyndham Worldwide separation, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Wyndham Destinations is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant settled the majority of the lawsuits pending on the date of the separation.

As of March 31, 2019, the Cendant separation and related liabilities of $14 million are comprised of $12 million for tax liabilities and $2 million for other contingent and corporate liabilities. These liabilities were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had $18 million of Cendant separation-related liabilities, which were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three months ended March 31, 2019, transition service agreement expenses were $2 million and transition service agreement income was $1 million. These amounts were included in General and administrative expense and Other Revenue, respectively.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Such post-closing credit support included a guarantee of up to $180 million through June 30, 2019, which has an estimated fair value of $2 million. Such post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Compass IV Limited, an affiliate of Platinum Equity, LLC (“Buyer”) has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support (other than the guarantee by Wyndham Destinations of up to $180 million) is enforced or called upon.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2019. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In January 2019, the Company reached an agreement with the Buyer on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two–thirds and one–third, respectively, in the European vacation rentals business' final net proceeds (as defined by the sales agreement), adjusted for certain items including the return of the escrow, post–closing adjustments, transaction expenses and estimated taxes. The Company estimated the net payable due to Wyndham Hotels to be approximately $40 million and expects to finalize this estimate and pay it in the second quarter of 2019. In connection with these estimated final adjustments, in 2018 the Company recorded a $40 million liability and reduced retained earnings accordingly.

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

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications total $43 million at March 31, 2019. The Company established a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in Pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at March 31, 2019. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s Investors Service and BB for Standard & Poor’s Rating Services. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $96 million and was recorded in Accrued expenses and other liabilities at March 31, 2019. Total receivables of $23 million were included in Other assets at March 31, 2019 representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

Wyndham Destinations entered into a transition service agreement with the European vacation business, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three months ended March 31, 2019, transition service agreement expenses were $1 million and transition service agreement income was $1 million. These amounts were included in General and administrative expense and Other Revenue, respectively.

23. Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, FL. Subject to the property meeting the Company’s vacation ownership resort standards and provided that the property has not been sold to another party, the maximum potential future payments that the Company may be required to make under this commitment is $45 million.

24.	Subsequent Events
Sierra Timeshare Conduit Renewal
On April 24, 2019, the Company renewed its $800 million securitized timeshare receivables conduit facility, extending the end of the commitment period from April 6, 2020 to August 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. (“Wyndham Destinations”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the Spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the Spin-off and the divestiture of our European vacation rentals business, the proposed strategic transaction involving our North American vacation rentals business may not prove successful and could result in operating difficulties, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

North American Vacation Rentals Business
During 2018, we decided to explore strategic alternatives for our North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of March 31, 2019 and December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. For further details see Note 6—Held-for-Sale Business to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued Operations
During 2018, we completed the spin-off of our hotel business and the sale of our European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its prior period Condensed Consolidated Financial Statements and related notes. For further details see Note 5—Discontinued Operations to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
The Company has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which is currently part of its Exchange & Rentals segment. The assets and liabilities of this business have been classified as held-for-sale. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and Income taxes, each of which is presented on the Condensed Consolidated Statements of Income. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2019 and 2018. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2019	2018	% Change (g)
Vacation Ownership
Gross VOI sales (in millions) (a) (h)	$484	$465	4.1
Tours (in 000s) (b)	192	190	1.4
Volume Per Guest (“VPG”) (c)	$2,405	$2,303	4.5
Exchange & Rentals (d)
Average number of members (in 000s) (e)	3,875	3,852	0.6
Exchange revenue per member (f)	$185.40	$194.70	(4.8)

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

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $21 million and $28 million during the three months ended March 31, 2019 and 2018, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

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

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Gross VOI sales to vacation ownership interest sales for the three months ended March 31, 2019 and 2018 (in millions):

	2019	2018
Gross VOI sales	$484	$465
Less: Fee-for-Service sales (1)	—	(15)
Gross VOI sales, net of Fee-for-Service sales	484	450
Less: Loan loss provision	(109)	(92)
Vacation ownership interest sales	$375	$358

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. Fee-for-Service commission revenues were $10 million for the three months ended March 31, 2018. There were no sales for the three months ended March 31, 2019. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018
Our consolidated results are as follows:

	Three Months Ended March 31,
	2019	2018	Favorable/(Unfavorable)
Net revenues	$918	$907	$11
Expenses	778	804	26
Operating income	140	103	37
Other (income), net	(11)	(6)	5
Interest expense	41	45	4
Interest (income)	(2)	(1)	1
Income before income taxes	112	65	47
Provision for income taxes	31	24	(7)
Income from continuing operations	81	41	40
Loss from operations of discontinued businesses, net of income taxes	—	(7)	7
Loss on disposal of discontinued businesses, net of income taxes	(1)	—	(1)
Net income	$80	$34	$46

Net revenues increased $11 million (1.2%) for the three months ended March 31, 2019 compared with the same period last year. Foreign currency unfavorably impacted net revenues by $9 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$27 million of higher revenues at our vacation ownership business primarily resulting from an increase in net VOI sales and consumer financing revenues; partially offset by

•	$6 million of decreased revenues at our exchange & rentals business primarily driven by a change in customer mix, lower inventory levels, and lower other product revenue.

Expenses decreased $26 million (3.2%) for the three months ended March 31, 2019 compared with the same period last year. Foreign currency favorably impacted expenses by $5 million. Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$15 million decrease in separation costs which were higher in 2018 related to the spin-off of Wyndham Hotels,

•	$8 million of cost savings related to overhead and operations due to cost containment initiatives at our Exchange & Rental segment, and

•	$5 million decrease in depreciation primarily due to conveyance of Wyndham Worldwide headquarters to Wyndham Hotels at Spin-off; partially offset by

•	$5 million increased expenses from normal operating activities associated with higher revenues, and

•	$3 million increase in restructuring costs.

Other income, net of other expenses increased by $5 million for the three months ended March 31, 2019 compared with the same period last year, primarily due to the gain on sale of a building at our Exchange & Rentals business.

Interest expense decreased $4 million for the three months ended March 31, 2019 compared with the same period last year primarily due to a decrease in the average outstanding revolving credit facility balances.

Our effective tax rates were 27.7% and 36.9% for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to the absence of non-cash tax charges from certain internal restructurings associated with the sale of its European vacation rentals business during 2018; partially offset by excess tax benefits in relation to stock based compensation in 2018.

As a result of these items, net income increased by $46 million for the three months ended March 31, 2019 as compared to the same period last year.

Our segment results are as follows:

	Three Months Ended
	March 31,
Net revenues	2019	2018
Vacation Ownership	$683	$661
Exchange & Rentals	236	246
Total reportable segments	919	907
Corporate and other (a)	(1)	—
Total Company	$918	$907

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2019	2018
Net income attributable to Wyndham Destinations shareholders	$80	$34
Loss from operations of discontinued businesses, net of income taxes	—	7
Loss on disposal of discontinued businesses, net of income taxes	1	—
Provision for income taxes	31	24
Depreciation and amortization	31	37
Interest expense	41	45
Interest (income)	(2)	(1)
Separation and related costs (b)	15	30
Restructuring	3	—
Legacy items	2	—
Stock-based compensation	3	13
Adjusted EBITDA	$205	$189

	Three Months Ended
	March 31,
Adjusted EBITDA	2018	2017
Vacation Ownership	$138	$133
Exchange & Rentals	80	79
Total reportable segments	218	212
Corporate and other (a)	(13)	(23)
Total Company	$205	$189

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million and $5 million of stock based compensation expenses for the three months ended March 31, 2019 and 2018.

Vacation Ownership
Net revenues increased $22 million (3.3%) and Adjusted EBITDA increased $5 million (3.8%) during the three months ended March 31, 2019 compared with the same period of 2018. Foreign currency unfavorably impacted net revenues by $5 million and Adjusted EBITDA by $2 million. Excluding the impact of currency, increases in net revenues were primarily driven by:

•
$34 million increase in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 1.4% increase in tours, reflecting our continued focus on new owner generation, and a 4.5% increase in VPG; partially offset by a $17 million increase in our provision for loan losses due to higher gross VOI sales and higher defaults;

•	$7 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance; and

•	$6 million increase in property management revenues primarily due to higher management fees; partially offset by

•	$10 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$16 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$10 million of higher sales and commission expenses primarily due to higher gross VOI sales; and

•	$7 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate on our non-recourse debt.

Such decreases in Adjusted EBITDA were partially offset by:

•	$9 million decrease in commission expense as a result of lower Fee-for-Service VOI sales;

•	$6 million decrease in general and administrative expenses primarily driven by lower employee-related costs; and

•	$2 million decrease in property management operating expenses.

Exchange & Rentals
Net revenues decreased $10 million (4.1%) and Adjusted EBITDA increased $1 million (1.3%) during the three months ended March 31, 2019 compared with the same period during 2018. Foreign currency unfavorably impacted net revenues by $4 million and Adjusted EBITDA by $2 million.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$4 million decrease in exchange and related service revenues primarily driven by a change in customer mix, lower inventory levels, and lower other product revenue; and

•	$2 million decrease in ancillary revenues primarily driven by the loss of Wyndham Hotels servicing revenues which were discontinued as a result of separation.

In addition, Adjusted EBITDA included:

•	$8 million of cost savings related to overhead and operations in the first quarter of 2019;

•	$3 million gain related to the sale of a building in the first quarter of 2019; partially offset by

•	$2 million negative impact from lower business interruption claims and legal settlement proceeds received.

Corporate and other
Corporate Adjusted EBITDA increased $10 million during the three months ended March 31, 2019 compared to 2018 primarily due to lower employee-related costs as a result of a smaller corporate presence after the spin-off of Wyndham Hotels.

RESTRUCTURING PLANS
During the fourth quarter of 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the three months ended March 31, 2019, the Company incurred an additional $2 million and $1 million of restructuring expenses at its corporate operations and Vacation Ownership segment, respectively,three months ended March 31, 2019 and reduced its restructuring liability by $4 million of cash payments. The remaining 2018 restructuring liability of $11 million is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of March 31, 2019 is related to leased facilities and is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2019	December 31, 2018	Change
Total assets	$7,370	$7,158	$212
Total liabilities	7,954	7,727	227
Total (deficit)	(584)	(569)	(15)

Total assets increased by $212 million from December 31, 2018 to March 31, 2019 primarily due to:

•	$31 million increase in Restricted cash, primarily related to VOI contract receivables that are securitized through bankruptcy-remote SPEs;

•	$16 million increase in net Trade receivables primarily due to annual billings;

•	$97 million increase in Other assets primarily due to $131 million of right-of-use assets recorded in 2019 due to the adoption of the new Leases accounting standard;

•
$67 million increase in assets of the North American vacation rentals business recorded as held-for-sale, primarily due to seasonality of the business resulting in higher trade receivables in the first quarter of the year and right-of-use assets recorded in 2019 due to the adoption of the new Leases accounting standard.

Such increases in assets were partially offset by a $17 million decrease in net Vacation ownership contract receivables.

Total liabilities increased by $227 million from December 31, 2018 to March 31, 2019 primarily due to:

•	$13 million increase in Accounts payable due to timing of purchases and payments in the normal course of business;

•	$33 million increase in Deferred income due to seasonality of the business;

•
$39 million increase in Accrued expenses and other liabilities primarily due to $171 million of lease liabilities recorded in 2019 due to the adoption of the new Leases accounting standard, partially offset by $132 million decrease related to employee bonus and commission payments, deferred rent reclassified to other assets in connection with the new Leases standard, settlement with the purchaser of the European vacation rentals business and inventory purchases;

•	$97 million increase in Non-recourse vacation ownership debt;

•	$13 million increase in Deferred income taxes; and

•
$76 million increase in liabilities of the North American vacation rentals business recorded as held-for-sale, primarily due to seasonality of the business resulting in higher trade payables and deferred revenues in the first quarter of the year and liabilities recorded in 2019 due to the adoption of the new Leases accounting standard.

Such increases in liabilities were partially offset by a $44 million reduction in Debt, primarily due to the $32 million repayment of debt related to the St. Thomas property and payments under the revolving credit facility.

Total equity decreased $15 million from December 31, 2018 to March 31, 2019 primarily due to $60 million Treasury stock repurchases; and $42 million of Dividends paid. Such decreases in equity were partially offset by $80 million of Net income attributable to Wyndham Destinations shareholders.

Liquidity and capital resources
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as issuance of secured debt. In addition, we use our bank conduit facility and non-recourse debt borrowings to finance our vacation ownership contract receivables. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, our bank conduit facility and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs.

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion. As of March 31, 2019, we had $815 million of available capacity, net of letters of credit.

Our two-year non-recourse vacation ownership receivables bank conduit facility, with borrowing capability through April 2020, has a total capacity of $800 million and available capacity of $348 million as of March 31, 2019. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than May 2021. On April 24, 2019, we extended the end of the commitment period from April 2020 to August 2021.

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

CASH FLOW
The following table summarizes the changes in cash and cash equivalents during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$152	$(23)	$175
Discontinued operations	—	156	(156)
Investing activities:
Continuing operations	(15)	(22)	7
Discontinued operations	(27)	(8)	(19)
Financing activities:
Continuing operations	(68)	75	(143)
Discontinued operations	—	(6)	6
Effects of changes in exchange rates on cash and cash equivalents	1	1	—
Net change in cash, cash equivalents and restricted cash	$43	$173	$(130)

Operating Activities
Net cash provided by operating activities from continuing operations was $152 million for the three months ended March 31, 2019 compared to $23 million of cash used in operating activities in the prior year. This change was driven by a $40 million increase in net income from continuing operations; a $130 million decrease in cash utilized for working capital (net change in assets and liabilities); and a $5 million increase in non-cash add-back items.

Net cash provided by operating activities from discontinued operations for the three months ended March 31, 2019 was zero, compared to $156 million in the same period of the prior year. The cash provided in 2018 was driven by $149 million of cash provided by working capital (net change in assets and liabilities); $14 million in non-cash add-back items; partially offset by $7 million of net loss from discontinued operations.

Investing Activities
Net cash used in investing activities from continuing operations for the three months ended March 31, 2019 decreased by $7 million primarily due to $6 million in proceeds from asset sales in 2019; $5 million for an acquisition in 2018 for which there was no equivalent in 2019; partially offset by $6 million higher additions of property and equipment in 2019.

Net cash used in investing activities from discontinued operations for the three months ended March 31, 2019 increased by $19 million. Cash used in investing activities from discontinued operations in 2019 represents $27 million related to the sale of the European vacation rentals business. Cash used in investing activities from discontinued operations in 2018 is primarily related to property and equipment additions.

Financing Activities
Net cash used in financing activities from continuing operations was $68 million for the three months ended March 31, 2019 compared to $75 million of cash provided by financing activities in the prior year, primarily due to reduced net borrowings of $220 million; partially offset by $32 million reduced net share settlement payments, $28 million reduced dividends paid and $15 million fewer share repurchases.

Net cash used in financing activities from discontinued operations for the three months ended March 31, 2018 was zero, compared to $6 million in the same period of the prior year primarily due to net payments on borrowings.

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

During the three months ended March 31, 2019, we spent $45 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2019, we anticipate spending between $220 million and $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2019, we spent $20 million on capital expenditures primarily for information technology enhancement projects. During 2019, we anticipate spending between $110 million and $120 million on capital expenditures.

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

Stock Repurchase Program
On August 20, 2007, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased repurchase capacity by $78 million since the inception of this program.

Under our current stock repurchase program, we repurchased 1.4 million shares at an average price of $41.86 for a cost of $60 million during the three months ended March 31, 2019.

Dividends
During the quarterly period ended March 31, 2019, we paid cash dividends of $0.45 per share ($42 million in aggregate). During the quarterly period ended March 31, 2018 we paid cash dividends of $0.66 per share ($70 million in aggregate). The dividend of $0.66 per share was declared by Wyndham Worldwide Corporation prior to the spin-off of Wyndham Hotels.

Our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the adjustment during the second quarter of 2018 as a result of the spin-off of Wyndham Hotels. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2019, our interest coverage ratio was 6.3 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2019, our first lien leverage ratio was 2.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
The Company finances certain of its vacation ownership contract receivables through (i) an asset-backed bank conduit facility and (ii) term asset-backed securitizations, all of which are non-recourse to the Company with respect to principal and interest.

We believe that our $800 million bank conduit facility with an extended term through August 2021, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of March 31, 2019, we had $348 million of availability under this asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 15 surety providers in the amount of $2.6 billion, of which we had $391 million outstanding as of March 31, 2019. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

Our secured debt is rated Ba2 with a “stable outlook” by Moody’s Investors Service, BB- with a “positive outlook” by Standard and Poor’s, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/19 - 3/31/20	4/1/20 - 3/31/21	4/1/21 - 3/31/22	4/1/22 - 3/31/23	4/1/23 - 3/31/24	Thereafter	Total
Non-recourse debt (a)	$207	$210	$604	$221	$235	$977	$2,454
Debt	44	253	652	407	164	1,317	2,837
Interest on debt (b)	246	234	203	161	140	120	1,104
Operating leases	34	31	28	25	24	97	239
Purchase commitments (c)	219	203	124	91	89	419	1,145
Inventory sold subject to conditional repurchase (d)	37	47	58	—	—	—	142
Separation liabilities (e)	1	12	—	—	—	1	14
Total (f)	$788	$990	$1,669	$905	$652	$2,931	$7,935

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and the swapped interest rates on our non-recourse debt.

(c)
Includes (i) $867 million for marketing-related activities, (ii) $185 million relating to the development of vacation ownership properties, of which $32 million was included within Total liabilities on the Condensed Consolidated Balance Sheet and (iii) $43 million for information technology activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $34 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation (See Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for further details).

(f)
Excludes a $35 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to amounts shown in the table above, we have $40 million of contractual obligations related to our held-for-sale business, of which $12 million is due within one year. Such obligations primarily relate to operating leases and purchase obligations.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. For discussion of these matters along with the Company’s guarantees and indemnifications see Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 26, 2019 which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2019 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in an approximate $1 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in foreign currency exchange rates would not have a material effect on our prices, earnings, fair values and cash flows.

Our variable rate borrowings, which include our term loan, secured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2019 was approximately $452 million in non-recourse vacation ownership debt and $853 million in corporate debt. A 100 basis point change in the underlying interest rates would result in an approximate $5 million increase or decrease in annual consumer financing interest expense and an approximate $9 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2019, there have been no material changes to the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2019	571,338	$39.04	571,338	$793,810,824
February 2019	445,737	45.17	445,737	773,678,814
March 2019 (a)	417,630	42.17	417,630	756,065,525
Total	1,434,705	$41.86	1,434,705	$756,065,525

(a) Includes 63,507 shares purchased for which the trade date occurred during March 2019 while settlement occurred during April 2019.

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

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Second Amended and Restated By-Laws, effective as of February 22, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed February 26, 2019).
10.1*†	Separation and Release Agreement, dated January 11, 2018, by and between Wyndham Worldwide Corporation and Scott G. McLester, and amendment thereto, dated May 29, 2018.
10.2*†	Letter Agreement, dated May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards.
10.3*†	Letter Agreement, dated May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers.
10.4*†	Letter Agreement, dated May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina.
10.5*†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors.
10.6*†	Form of Award Agreement for Restricted Stock Units for U.S. employees.
10.7*†	Form of Award Agreement for Restricted Stock Units for Non-U.S. employees.
10.8*†	Form of Award Agreement for Non-Qualified Stock Options.
10.9*†	Form of Award Agreement for Performance Stock Units.
10.10*
Ninth Amendment, dated as of April 24, 2019, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.

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
** Furnished with this report
†Exhibit Numbers 10.1 through 10.9 are management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM DESTINATIONS, INC.

Date: May 1, 2019	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: May 1, 2019	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer