Form 10-Q
period 2019-06-30
Wyndham Destinations, Inc.
filed 2019-07-30
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
92,225,966 shares of common stock outstanding as of June 30, 2019.

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

AOCL	Accumulated Other Comprehensive Loss
Board	Board of Directors
Buyer	Compass IV Limited, an affiliate of Platinum Equity, LLC
Company	Wyndham Destinations, Inc. and its subsidiaries
EBITDA	Earnings Before Interest, Income Taxes and Depreciation/Amortization
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles in the United States
La Quinta	La Quinta Holdings, Inc.
LIBOR	London Interbank Offered Rate
NQ	Non-Qualified stock options
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
SOFR	Secured Overnight Financing Rate
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
U.S.	United States of America
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.
Wyndham Destinations	Wyndham Destinations, Inc.
Wyndham Worldwide	Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of June 30, 2019, the related condensed consolidated statements of income, comprehensive income and (deficit)/equity, for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
July 30, 2019

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues
Vacation ownership interest sales	$481	$462	$856	$820
Service and membership fees	409	409	815	828
Consumer financing	128	120	253	237
Other	21	16	33	29
Net revenues	1,039	1,007	1,957	1,914
Expenses
Operating	421	418	818	821
Cost of vacation ownership interests	50	47	81	78
Consumer financing interest	26	20	52	39
Marketing	170	155	317	286
General and administrative	123	133	251	286
Separation and related costs	22	133	36	163
Restructuring	1	—	4	—
Depreciation and amortization	28	36	59	73
Total expenses	841	942	1,618	1,746
Operating income	198	65	339	168
Other (income), net	(2)	(5)	(12)	(11)
Interest expense	40	46	82	91
Interest (income)	(2)	(2)	(4)	(3)
Income before income taxes	162	26	273	91
Provision for income taxes	44	38	74	62
Net income/(loss) from continuing operations	118	(12)	199	29
Loss from operations of discontinued businesses, net of income taxes	—	(42)	—	(49)
Gain on disposal of discontinued businesses, net of income taxes	6	432	5	432
Net income attributable to Wyndham Destinations shareholders	$124	$378	$204	$412

Basic earnings per share
Continuing operations	$1.27	$(0.12)	$2.12	$0.29
Discontinued operations	0.06	3.90	0.05	3.83
	$1.33	$3.78	$2.17	$4.12
Diluted earnings per share
Continuing operations	$1.26	$(0.12)	$2.12	$0.29
Discontinued operations	0.06	3.89	0.05	3.82
	$1.32	$3.77	$2.17	$4.11

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Wyndham Destinations shareholders	$124	$378	$204	$412
Other comprehensive income, net of tax
Foreign currency translation adjustments	(1)	(33)	1	(19)
Unrealized gain on cash flow hedges	—	1	—	—
Defined benefit pension plans	—	3	—	4
Other comprehensive (loss)/income, net of tax	(1)	(29)	1	(15)
Comprehensive income	$123	$349	$205	$397

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$257	$218
Restricted cash (VIE - $118 as of 2019 and $120 as of 2018)	152	155
Trade receivables, net	140	121
Vacation ownership contract receivables, net (VIE - $2,916 as of 2019 and $2,883 as of 2018)	3,048	3,037
Inventory	1,216	1,224
Prepaid expenses	195	153
Property and equipment, net	715	712
Goodwill	922	922
Other intangibles, net	105	109
Other assets	444	304
Assets of held-for-sale business	272	203
Total assets	$7,466	$7,158
Liabilities and (deficit)
Accounts payable	$81	$66
Accrued expenses and other liabilities	949	1,004
Deferred income	554	518
Non-recourse vacation ownership debt (VIE)	2,374	2,357
Debt	3,058	2,881
Deferred income taxes	761	736
Liabilities of held-for-sale business	249	165
Total liabilities	8,026	7,727
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,401,065 issued as of 2019 and 220,120,808 as of 2018	2	2
Treasury stock, at cost – 128,093,823 shares as of 2019 and 125,137,857 shares as of 2018	(6,168)	(6,043)
Additional paid-in capital	4,094	4,077
Retained earnings	1,558	1,442
Accumulated other comprehensive loss	(51)	(52)
Total stockholders’ (deficit)	(565)	(574)
Noncontrolling interest	5	5
Total (deficit)	(560)	(569)
Total liabilities and (deficit)	$7,466	$7,158

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$204	$412
Loss from operations of discontinued businesses, net of income taxes	—	49
Gain on disposal of discontinued businesses, net of income taxes	(5)	(432)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59	73
Provision for loan losses	238	218
Deferred income taxes	27	74
Stock-based compensation	12	109
Asset impairments	10	9
Non-cash lease expense	15	—
Non-cash interest	10	8
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(9)	(28)
Vacation ownership contract receivables	(251)	(233)
Inventory	(31)	(64)
Deferred income	28	42
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(52)	(145)
Other, net	11	1
Net cash provided by operating activities - continuing operations	266	93
Net cash (used in)/provided by operating activities - discontinued operations	(1)	212
Net cash provided by operating activities	265	305
Investing activities
Property and equipment additions	(50)	(41)
Net assets acquired, net of cash acquired, and acquisition-related payments	—	(5)
Proceeds from asset sales	6	—
Other, net	(1)	(6)
Cash used in investing activities - continuing operations	(45)	(52)
Cash used in investing activities - discontinued operations	(22)	(672)
Net cash used in investing activities	(67)	(724)
Financing activities
Proceeds from non-recourse vacation ownership debt	913	924
Principal payments on non-recourse vacation ownership debt	(896)	(931)
Proceeds from debt	1,350	2,281
Principal payments on debt	(1,196)	(2,491)
Repayments of commercial paper, net	—	(147)
Proceeds from notes issued and term loan	—	300
Repayment of notes	(2)	(789)
Repayments of vacation ownership inventory arrangement	(7)	(7)
Dividends to shareholders	(84)	(114)
Cash transferred to Wyndham Hotels related to spin-off	(69)	(495)
Proceeds from issuance of common stock	6	—
Repurchase of common stock	(125)	(123)
Debt issuance costs	(8)	(9)
Net share settlement of incentive equity awards	(1)	(67)
Other, net	(2)	(2)
Cash used in financing activities - continuing operations	(121)	(1,670)
Cash provided by financing activities - discontinued operations	—	2,066
Net cash (used in)/provided by financing activities	(121)	396
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2	(6)
Net change in cash, cash equivalents and restricted cash	79	(29)
Cash, cash equivalents and restricted cash, beginning of period	404	416
Cash, cash equivalents and restricted cash, end of period	483	387
Less: Restricted cash	152	232
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	74	—
Cash and cash equivalents	$257	$155

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total (Deficit)
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	80	—	—	80
Other comprehensive income	—	—	—	—	—	2	—	2
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(1)	—	(60)	—	—	—	—	(60)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Balance as of March 31, 2019	94	2	(6,103)	4,082	1,480	(50)	5	(584)
Net income	—	—	—	—	124	—	—	124
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	—	—	—	6	—	—	—	6
Change in stock-based compensation	—	—	—	7	—	—	—	7
Repurchase of common stock	(2)	—	(65)	—	—	—	—	(65)
Dividends ($0.45 per share)	—	—	—	—	(43)	—	—	(43)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(3)	—	—	(3)
Balance as of June 30, 2019	92	$2	$(6,168)	$4,094	$1,558	$(51)	$5	$(560)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(17)	—	—	(17)
Net income	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	14	—	14
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(32)	—	—	—	(32)
Change in stock-based compensation	—	—	—	21	—	—	—	21
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(76)	—	—	—	—	(76)
Dividends ($0.66 per share)(a)	—	—	—	—	(67)	—	—	(67)
Balance as of March 31, 2018	100	2	(5,795)	3,986	2,451	3	5	652
Net income	—	—	—	—	378	—	—	378
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(35)	—	—	—	(35)
Change in stock-based compensation	—	—	—	109	—	—	—	109
Change in stock-based compensation for Board of Directors	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	(1)	—	(42)	—	—	—	—	(42)
Dividends ($0.41 per share)	—	—	—	—	(43)	—	—	(43)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(1,499)	—	—	(1,499)
Balance as of June 30, 2018	100	$2	$(5,837)	$4,051	$1,287	$(26)	$5	$(518)

(a)	Represents dividends declared by Wyndham Worldwide Corporation prior to the spin-off of Wyndham Hotels & Resorts, Inc.

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

During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of June 30, 2019 and December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. See Note 6—Held-for-Sale Business for further details. On July 30, 2019, the Company entered into an agreement for the sale of its North American vacation rentals business. See Note 24—Subsequent Events for additional details.

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

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the FASB issued guidance for lease accounting. The guidance requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard using the modified retrospective approach; therefore, the Company used the transition method practical expedient under ASU 2018-11 and prior year financial statements were not recast. As a result of the adoption, on January 1, 2019 the Company recognized $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. Right-of-use assets are included within Other assets and the related lease liabilities are included within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. The adoption of this standard did not have a material impact to the income statement related to existing leases; therefore a cumulative-effect adjustment was not recorded. The adoption of this standard did not materially impact consolidated net income, liquidity or compliance with our debt covenants under our current agreements. See Note 15— Leases for more information.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $170 million and $162 million during the three months ended June 30, 2019 and 2018, respectively, and $341 million and $325 million during the six months ended June 30, 2019 and 2018.

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

The Company earns revenue from its RCI Elite Rewards co–branded credit card program which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability until the Company’s performance obligations have been satisfied. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of June 30, 2019 and December 31, 2018 are as follows:

Contract Liabilities (a)	June 30, 2019	December 31, 2018
Deferred subscription revenue	$220	$220
Deferred VOI trial package revenue	137	125
Deferred VOI incentive revenue	103	96
Deferred exchange-related revenue (b)	57	56
Deferred co-branded credit card programs revenue	21	14
Deferred other revenue	17	8
Total	$555	$519

(a)	There is $60 million and $42 million of deferred vacation rental revenue included in Liabilities of held-for-sale business on the Condensed Consolidated Balance Sheets for 2019 and 2018, respectively.

(b)
Balance includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

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
Changes in contract liabilities for the six months ended June 30, 2019 follow:

Amount
Contract liabilities as of December 31, 2018	$519
Additions	224
Revenue recognized	(188)
Contract liabilities as of June 30, 2019	$555

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. These capitalized costs were $51 million as of June 30, 2019 and $45 million as of December 31, 2018, and are included within Other assets on the Condensed Consolidated Balance Sheet.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2019 and December 31, 2018, these capitalized costs were $20 million, and $22 million, respectively. In addition, there were $2 million of these capitalized costs included within Assets of held-for-sale business as of June 30, 2019.

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

	7/1/2019 - 6/30/2020	7/1/2020 - 6/30/2021	7/1/2021 - 6/30/2022	Thereafter	Total
Subscription revenue	$126	$52	$23	$19	$220
VOI trial package revenue	137	—	—	—	137
VOI incentive revenue	103	—	—	—	103
Exchange-related revenue	51	4	1	1	57
Co-branded credit card programs revenue	5	4	4	8	21
Other revenue	17	—	—	—	17
Total	$439	$60	$28	$28	$555

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Vacation Ownership
Vacation ownership interest sales	$481	$462	$856	$820
Property management fees and reimbursable revenues	170	162	341	325
Consumer financing	128	120	253	237
Fee-for-Service commissions	12	10	12	20
Ancillary revenues	19	16	31	29
Total Vacation Ownership	810	770	1,493	1,431

Exchange & Rentals
Exchange revenues	161	166	340	354
Vacation rental revenues	48	47	86	85
Ancillary revenues	21	25	40	45
Total Exchange & Rentals	230	238	466	484

Corporate and other
Ancillary revenues	2	—	2	—
Eliminations	(3)	(1)	(4)	(1)
Total Corporate and other	(1)	(1)	(2)	(1)

Net revenues	$1,039	$1,007	$1,957	$1,914

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income/(loss) from continuing operations attributable to Wyndham Destinations shareholders	$118	$(12)	$199	$29
Loss from operations of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	(42)	—	(49)
Gain on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	6	432	5	432
Net income attributable to Wyndham Destinations shareholders	$124	$378	$204	$412

Basic earnings per share
Continuing operations	$1.27	$(0.12)	$2.12	$0.29
Discontinued operations	0.06	3.90	0.05	3.83
	$1.33	$3.78	$2.17	$4.12
Diluted earnings per share
Continuing operations (a)	$1.26	$(0.12)	$2.12	$0.29
Discontinued operations	0.06	3.89	0.05	3.82
	$1.32	$3.77	$2.17	$4.11

Basic weighted average shares outstanding	93.0	100.0	93.7	100.1
Stock-settled appreciation rights (“SSARs”), RSUs (b) and PSUs (c)	0.3	0.3	0.3	0.3
Diluted weighted average shares outstanding (d)(e)	93.3	100.3	94.0	100.4

Dividends:
Aggregate dividends paid to shareholders	$42	$44	$84	$114

(a)
For the three months ended June 30, 2018, the dilutive impacts of SSARS, RSUs and PSUs were excluded from the diluted EPS calculation for continuing operations as their impact would have been anti-dilutive given the Company’s loss from continuing operations.

(b)
Excludes 0.9 million and 0.8 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2019, but could potentially dilute earnings per share in the future. Excludes 0.2 million of unvested RSUs for the three months ended June 30, 2018 that would have been dilutive but given the Company’s loss from continuing operations would have had an anti-dilutive impact to EPS. The number of anti-dilutive RSUs for the six months ended June 30, 2018, the number was immaterial.

(c)
Excludes 0.2 million performance-vested stock units (“PSUs”) for the three and six months ended June 30, 2019, respectively, as the Company has not met the required performance metrics. These PSUs could potentially dilute earnings per share in the future. As a result of the spin-off of Wyndham Hotels during the second quarter of 2018, the Company accelerated the vesting of outstanding PSUs. There were no outstanding PSUs as of June 30, 2018.

(d)
Excludes 1.3 million and 1.1 million outstanding stock awards that would have been anti-dilutive to EPS for the three and six months ended June 30, 2019, and 0.3 million and 0.1 million of anti-dilutive outstanding stock options for the three and six months ended June 30, 2018. These outstanding stock awards could potentially dilute earnings per share in the future.

(e)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares Repurchased	Cost
As of December 31, 2018	100.6	$5,262
Repurchases	3.0	125
As of June 30, 2019	103.6	$5,387

The Company had $691 million of remaining availability under its program as of June 30, 2019.

5.	Discontinued Operations
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

The following table presents information regarding certain components of income from discontinued operations, net of income taxes for the three and six months ended:

	June 30,		June 30,
	2019	2018	2019	2018
Net revenues	$—	$311	$—	$720
Expenses:
Operating	—	150	—	340
Marketing	—	86	—	200
General and administrative	—	34	—	89
Separation and related costs	—	72	—	93
Depreciation and amortization	—	18	—	52
Total expenses	—	360	—	774
Other (income), net	—	2	—	—
(Benefit) for income taxes	—	(9)	—	(5)
Loss from operations of discontinued businesses, net of income taxes	—	(42)	—	(49)
Gain on disposal of discontinued businesses, net of income taxes	6	432	5	432
Income from discontinued operations, net of income taxes	$6	$390	$5	$383

The following table presents information regarding certain components of cash flows from discontinued operations for the six months ended:

	June 30, 2019	June 30, 2018
Cash flows (used in)/provided by operating activities	$(1)	$212
Cash flows used in investing activities	(22)	(672)
Cash flows provided by financing activities	—	2,066

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	—	197
Depreciation and amortization	—	52
Stock-based compensation	—	22
Deferred income taxes	—	(23)

Property and equipment additions	—	(38)
Net assets of business acquired, net of cash acquired	—	(1,695)
Proceeds from sale of businesses and asset sales	—	1,052

6.	Held-for-Sale Business
During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of June 30, 2019 and December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. This business is currently reported within the Exchange & Rentals segment.

Total assets of this business at June 30, 2019 were $272 million including $74 million Restricted cash, $81 million Trade receivables, net, $43 million Goodwill and other intangibles, net, $36 million Property & equipment, net and $33 million Other assets. Total liabilities of this business at June 30, 2019 were $249 million including $122 million Accounts payable, $60 million Deferred income and $60 million Accrued expenses and other liabilities.

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

On July 30, 2019, the Company entered into an agreement for the sale of its North American vacation rentals business. See Note 24—Subsequent Events for additional details.

7.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of:

	June 30, 2019	December 31, 2018
Vacation ownership contract receivables:
Securitized	$2,916	$2,883
Non-securitized	867	888
Vacation ownership contract receivables, gross	3,783	3,771
Less: Allowance for loan losses	735	734
Vacation ownership contract receivables, net	$3,048	$3,037

The Company’s securitized vacation ownership contract receivables generated interest income of $101 million and $200 million during the three and six months ended June 30, 2019, respectively, and $89 million and $175 million during the three and six months ended June 30, 2018, respectively. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2019 and 2018, the Company originated vacation ownership contract receivables of $718 million and $686 million, respectively, and received principal collections of $467 million and $453 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.2% and 14.1% as of June 30, 2019 and December 31, 2018, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	238
Contract receivables write-offs, net	(237)
Allowance for loan losses as of June 30, 2019	$735

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	218
Contract receivables write-offs, net	(204)
Allowance for loan losses as of June 30, 2018	$705

The Company recorded a provision for loan losses of $129 million and $238 million as a reduction of net revenues during the three and six months ended June 30, 2019 and $126 million and $218 million for the three and six months ended June 30, 2018, respectively.

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used in the United States by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents) and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Club Asia Pacific business for which scores are not readily available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of June 30, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,988	$1,056	$195	$135	$249	$3,623
31 - 60 days	19	26	19	5	2	71
61 - 90 days	14	17	13	3	1	48
91 - 120 days	11	13	14	3	—	41
Total	$2,032	$1,112	$241	$146	$252	$3,783

	As of December 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,996	$1,041	$166	$135	$246	$3,584
31 - 60 days	22	35	18	6	2	83
61 - 90 days	15	22	13	3	1	54
91 - 120 days	12	17	16	4	1	50
Total	$2,045	$1,115	$213	$148	$250	$3,771

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

8.	Inventory
Inventory consisted of:

	June 30, 2019	December 31, 2018
Land held for VOI development	$4	$4
VOI construction in process	25	45
Inventory sold subject to repurchase	29	33
Completed VOI inventory	817	797
Estimated VOI recoveries	279	286
Exchange & Rentals vacation credits and other	62	59
Total inventory	$1,216	$1,224

During the six months ended June 30, 2019 and 2018, the Company had net transfers of $12 million and $35 million, respectively, of VOI inventory to property and equipment.

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

Inventory Obligations
The following table summarizes the activity related to the Company’s inventory obligations:

	Avon (a)	Las Vegas (a)	Austin (a)	Other (b)	Total
December 31, 2017	$22	$60	$62	$6	$150
Purchases	—	11	—	89	100
Payments	(11)	(16)	(31)	(88)	(146)
June 30, 2018	$11	$55	$31	$7	$104

December 31, 2018	$11	$52	$31	$6	$100
Purchases	—	13	1	60	74
Payments	(11)	(18)	(32)	(53)	(114)
June 30, 2019	$—	$47	$—	$13	$60

(a)	Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $142 million as of June 30, 2019.

9.	Property and Equipment
Property and equipment, net, consisted of:

	June 30, 2019	December 31, 2018
Land	$32	$30
Building and leasehold improvements	618	588
Furniture, fixtures and equipment	242	250
Capitalized software	631	604
Finance leases	11	12
Construction in progress	49	81
Total property and equipment	1,583	1,565
Less: Accumulated depreciation and amortization	868	853
Net property and equipment	$715	$712

10.	Debt
The Company’s indebtedness consisted of:

	June 30, 2019	December 31, 2018
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,769	$1,839
$800 million bank conduit facility (due August 2021) (c)	605	518
Total	$2,374	$2,357

Debt: (d)
$1.0 billion secured revolving credit facility (due May 2023) (e)	$368	$181
$300 million secured term loan B (due May 2025)	295	296
$40 million 7.375% secured notes (due March 2020)	40	40
$250 million 5.625% secured notes (due March 2021)	249	249
$650 million 4.25% secured notes (due March 2022) (f)	649	649
$400 million 3.90% secured notes (due March 2023) (g)	404	405
$300 million 5.40% secured notes (due April 2024)	298	297
$350 million 6.35% secured notes (due October 2025) (h)	342	341
$400 million 5.75% secured notes (due April 2027) (i)	410	388
Finance leases	3	3
Other	—	32
Total	$3,058	$2,881

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.06 billion and $3.03 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of June 30, 2019 and December 31, 2018, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $20 million and $21 million as of June 30, 2019 and December 31, 2018, respectively.

(c)
The Company has borrowing capability under the Sierra Receivable Funding Conduit II 2008-A facility through August 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2022.

(d)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $10 million and $11 million as of June 30, 2019 and December 31, 2018, respectively, and net of unamortized debt financing costs of $6 million as of June 30, 2019 and December 31, 2018, respectively.

(e)	For the six months ended June 30, 2019, the weighted average effective interest rate on borrowings from this facility was 5.94%.

(f)	Includes $1 million of unamortized gains from the settlement of a derivative as of June 30, 2019 and December 31, 2018.

(g)	Includes $5 million and $6 million of unamortized gains from the settlement of a derivative as of June 30, 2019 and December 31, 2018.

(h)	Includes $6 million and $7 million of unamortized losses from the settlement of a derivative as of June 30, 2019 and December 31, 2018.

(i)
Includes $12 million of unamortized gains from the settlement of a derivative and $2 million increase in the carrying value resulting from a fair value hedge derivative as of June 30, 2019, and $8 million decrease in the carrying value resulting from a fair value hedge derivative as of

December 31, 2018. As of June 30, 2019, the variable interest rate on the notional portion of these notes was 4.59%, and the effective rate was 5.84%.

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

Sierra Timeshare Conduit Renewal
On April 24, 2019, the Company renewed its $800 million non-recourse vacation ownership conduit facility, extending the end of the commitment period from April 6, 2020 to August 30, 2021.

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 5.75% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During June 2019, the Company terminated $350 million of these swap agreements resulting in a gain of $12 million, which will be amortized over the remaining life of the secured notes as a reduction to Interest expense on the Condensed Consolidated Statements of Income. The Company had $12 million of deferred gains associated with this transaction as of June 30, 2019, which are included within Debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2019 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$195	$41	$236
Between 1 and 2 years	220	250	470
Between 2 and 3 years	724	649	1,373
Between 3 and 4 years	204	773	977
Between 4 and 5 years	217	298	515
Thereafter	814	1,047	1,861
	$2,374	$3,058	$5,432

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of June 30, 2019, available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$800	$1,000
Less: Outstanding borrowings	605	368
Less: Letters of credit	—	21
Available capacity	$195	$611

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A facility. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2019, our interest coverage ratio was 6.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2019, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
During the three and six months ended June 30, 2019, the Company incurred interest expense of $40 million and $82 million, respectively, on debt excluding non-recourse vacation ownership debt, including an offset of $1 million of capitalized interest in each period. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $79 million during the six months ended June 30, 2019.

During the three and six months ended June 30, 2018, the Company incurred interest expense of $46 million and $91 million, respectively, on debt excluding non-recourse vacation ownership debt, including an offset of less than $1 million and $1 million of capitalized interest. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $90 million during the six months ended June 30, 2018.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt during the three and six months ended June 30, 2019 was $26 million and $52 million, respectively, and $20 million and $39 million during the three and six months ended June 30, 2018, respectively, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $41 million and $25 million for the six months ended June 30, 2019 and 2018.

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

The assets and liabilities of these vacation ownership SPEs are as follows:

	June 30, 2019	December 31, 2018
Securitized contract receivables, gross (a)	$2,916	$2,883
Securitized restricted cash (b)	118	120
Interest receivables on securitized contract receivables (c)	24	23
Other assets (d)	4	3
Total SPE assets	3,062	3,029
Non-recourse term notes (e) (f)	1,769	1,839
Non-recourse conduit facilities (e)	605	518
Other liabilities (g)	6	3
Total SPE liabilities	2,380	2,360
SPE assets in excess of SPE liabilities	$682	$669

(a)	Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $20 million and $21 million as of June 30, 2019 and December 31, 2018, respectively, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $867 million and $888 million as of June 30, 2019 and December 31, 2018, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of non-recourse liabilities and the allowance for loan losses, is as follows:

	June 30, 2019	December 31, 2018
SPE assets in excess of SPE liabilities	$682	$669
Non-securitized contract receivables	867	888
Less: Allowance for loan losses	735	734
Total, net	$814	$823

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

The assets and liabilities of the Saint Thomas Property SPE were as follows:

December 31, 2018
Property and equipment, net	$23
Total SPE assets	23
Debt (a)	32
Total SPE liabilities	32
SPE equity (deficit)	$(9)

(a)	Included $32 million relating to mortgage notes, which were included in Debt on the Condensed Consolidated Balance Sheets as of December 31, 2018.

During the six months ended June 30, 2019 and 2018, the SPE conveyed $23 million and $17 million, respectively, of property and equipment to the Company.

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

The Company’s derivative instruments primarily consist of receive-fixed/pay-variable interest rate swaps, interest rate caps, and foreign exchange forward contracts.

As of June 30, 2019, the Company had interest rate swap contracts and foreign exchange contracts resulting in $1 million and less than $1 million, respectively, of assets which are included within Other assets on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$3,048	$3,721	$3,037	$3,662
Debt
Total debt	$5,432	$5,520	$5,238	$4,604

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include swaps. Interest rate swaps are used to convert specific fixed-rate debt into variable-rate debt (i.e., fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives were recorded to income, partially offset by changes in the fair value of the hedged debt. The difference in these values resulted in an immaterial impact to the Condensed Consolidated Statements of Income.

Losses on derivatives recognized in AOCL for the three and six months ended June 30, 2019 and 2018 were not material.

14.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate decreased from 146.2% during the three months ended June 30, 2018 to 27.2% during the three months ended June 30, 2019 primarily due to the absence of non-cash state tax charges associated with the separation of the hotel business.

The Company’s effective tax rate decreased from 68.1% during the six months ended June 30, 2018 to 27.1% during the six months ended June 30, 2019 primarily due to the absence of non-cash tax charges from certain internal restructurings associated with the sale of the European vacation rentals business and non-cash state tax charges associated with the separation of the hotel business during 2018; partially offset by excess tax benefits in relation to stock based compensation in 2018.

The Company made cash income tax payments, net of tax refunds, of $53 million and $92 million during the six months ended June 30, 2019 and 2018, respectively. The Company also made cash income tax payments of $39 million during the six months ended June 30, 2019 resulting from the sale of the Company’s European vacation rentals business. In addition, the Company made cash income tax payments, net of refunds, of $10 million during the six months ended June 30, 2018 related to discontinued operations.

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

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.

As of June 30, 2019, the Company had right-of-use assets of $137 million and related lease liabilities of $182 million. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued and other liabilities on the balance sheet.

The table below presents certain information related to the lease costs for finance and operating leases:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$8	$17

Short-term lease cost	$5	$10

Finance lease cost:
Amortization of right-of-use assets	$—	$1
Interest on lease liabilities	—	—
Total finance lease cost	$—	$1

The table below presents supplemental cash flow information related to leases:

Six Months Ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22
Finance leases	$1

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	Balance Sheet Classification	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	Other assets	$137
Operating lease liabilities	Accrued expenses and other liabilities	$182

Finance Leases:
Finance lease assets (a)	Property and equipment, net	$3
Finance lease liabilities	Debt	$3

Weighted Average Remaining Lease Term:
Operating leases		9.4 years
Finance leases		2.1 years
Weighted Average Discount Rate:
Operating leases (b)		6.7%
Finance leases		4.3%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of June 30, 2019:

	Operating Leases	Finance Leases
Six months ending December 31, 2019	$20	$1
2020	36	1
2021	30	1
2022	27	—
2023	25	—
Thereafter	110	—
Total minimum lease payments	248	3
Less: Amount of lease payments representing interest	(66)	—
Present value of future minimum lease payments	$182	$3

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

Subsequent to the spin-off of Wyndham Hotels and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during the second quarter of 2019 the Company recorded $10 million of non-cash impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment.

These impairment charges are included within Separation and related costs on the Condensed Consolidated Statements of Income.

16. Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition.

Wyndham Destinations Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its exchange and rentals business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts and vacation rental properties, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

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

The Company believes that it has adequately accrued for such matters with reserves of $13 million and $14 million as of June 30, 2019 and December 31, 2018. Such reserves are exclusive of matters relating to the Company’s separation from Cendant and matters relating to the sale of the European vacations rentals business, which are discussed in Note 22—Transactions with Former Parent and Former Subsidiaries. For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $48 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

17. Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive income before reclassifications	1	—	—	1
Amount reclassified to earnings	—	1	—	1
Balance, June 30, 2019	$(146)	$(1)	$2	$(145)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive (loss) before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	—	—	—
Balance, June 30, 2019	$94	$1	$(1)	$94

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive income/(loss) before reclassifications	1	(1)	—	—
Amount reclassified to earnings	—	1	—	1
Balance, June 30, 2019	$(52)	$—	$1	$(51)

(a)
Includes impact of the Company’s early adoption of new accounting guidance in the fourth quarter of 2018 which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained Earnings.

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(2)	$(5)	$(103)
Other comprehensive (loss)	(44)	—	—	(44)
Amount reclassified to earnings	24	1	5	30
Balance, June 30, 2018	$(116)	$(1)	$—	$(117)

Tax
Balance, December 31, 2017	$89	$2	$1	$92
Other comprehensive income	1	—	—	1
Amount reclassified to earnings	—	(1)	(1)	(2)
Balance, June 30, 2018	$90	$1	$—	$91

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive (loss)	(43)	—	—	(43)
Amount reclassified to earnings	24	—	4	28
Balance, June 30, 2018	$(26)	$—	$—	$(26)

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

Reclassifications out of accumulated other comprehensive (loss)/income are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Foreign currency translation adjustments, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$(24)	$—	$(24)
Net income attributable to Wyndham Destinations shareholders	$—	$(24)	$—	$(24)

Unrealized losses on cash flow hedge, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$(1)	$—
Net income attributable to Wyndham Destinations shareholders	$—	$—	$(1)	$—

Defined benefit pension plans, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$(4)	$—	$(4)
Net income attributable to Wyndham Destinations shareholders	$—	$(4)	$—	$(4)

18.  Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018 (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2019, 13.8 million shares remain available.

Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2019, the Company granted incentive equity awards to key employees and senior officers totaling $25 million in the form of RSUs, $7 million in the form of PSUs and $5 million in the form of stock options. Of these awards, the NQs and majority of RSUs will vest ratably over a period of 4 years, and the PSUs will cliff vest on the third anniversary of the grant date; contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the six months ended June 30, 2019 consisted of the following:

	Balance, December 31, 2018	Granted	Vested/Exercised	Balance, June 30, 2019(a)
RSUs
Number of RSUs	0.9	0.5	(0.2)	1.2	(b)
Weighted average grant price	$50.54	$44.38	$50.06	$47.89

PSUs
Number of PSUs	—	0.2	—	0.2	(c)
Weighted average grant price	$—	$44.38	$—	$44.38

SSARs
Number of SSARs	0.2	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$34.24

NQs
Number of NQs	0.8	0.6	—	1.4	(e)
Weighted average grant price	$48.71	$44.38	$—	$46.84

(a)	The Company recognizes forfeitures as they occur. The number of forfeitures during the six months ended June 30, 2019 was immaterial.

(b)	Aggregate unrecognized compensation expense related to RSUs was $48 million as of June 30, 2019, which is expected to be recognized over a weighted average period of 3.3 years.

(c)	Maximum aggregate unrecognized compensation expense related to PSUs was $6 million as of June 30, 2019, which is expected to be recognized over a weighted average period of 3.7 years

(d)	There were 0.2 million SSARs that were exercisable as of June 30, 2019. There was no unrecognized compensation expense related to SSARs as of June 30, 2019 as all SSARs were vested.

(e)	Unrecognized compensation expense for NQs was $9 million as of June 30, 2019, which is expected to be recognized over a period of 3.3 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $7 million and $12 million during the three and six months ended June 30, 2019 and $110 million and $131 million during the three and six months ended June 30, 2018, related to incentive equity awards granted to key employees, senior officers and non-employee directors. Such stock-based compensation expense included expense related to discontinued operations of $19 million and $22 million for the three and six months ended June 30, 2018, respectively. Stock-based compensation expense of $2 million and $4 million for the three and six months ended June 30, 2019, and $87 million and $92 million for the three and six months ended June 30, 2018, respectively, has been classified within Separation and related costs within continuing operations.

The Company paid $1 million and $67 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan
During 2019, the Company implemented an employee stock purchase plan. This plan allows eligible employees to purchase common shares of company stock through payroll deductions at a ten percent discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to the first grant under this plan in June 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2019	2018	2019	2018
Vacation Ownership	$810	$770	$1,493	$1,431
Exchange & Rentals	230	238	466	484
Total reportable segments	1,040	1,008	1,959	1,915
Corporate and other (a)	(1)	(1)	(2)	(1)
Total Company	$1,039	$1,007	$1,957	$1,914

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net income to Adjusted EBITDA	2019	2018	2019	2018
Net income attributable to Wyndham Destinations shareholders	$124	$378	$204	$412
Loss from operations of discontinued businesses, net of income taxes	—	42	—	49
Gain on disposal of discontinued businesses, net of income taxes	(6)	(432)	(5)	(432)
Provision for income taxes	44	38	74	62
Depreciation and amortization	28	36	59	73
Interest expense	40	46	82	91
Interest (income)	(2)	(2)	(4)	(3)
Separation and related costs (b)	22	133	36	163
Restructuring	1	—	4	—
Legacy items	(1)	—	1	—
Stock-based compensation	5	4	8	17
Adjusted EBITDA	$255	$243	$459	$432

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2019	2018	2019	2018
Vacation Ownership	$193	$194	$331	$327
Exchange & Rentals	72	70	151	149
Total reportable segments	265	264	482	476
Corporate and other (a)	(10)	(21)	(23)	(44)
Total Company	$255	$243	$459	$432

(a)	Includes the elimination of transactions between segments.

(b)
Includes $2 million and $4 million of stock based compensation expenses for the three and six months ended June 30, 2019 and $87 million and $92 million for the three and six months ended June 30, 2018.

Segment Assets (a)	June 30, 2019	December 31, 2018
Vacation Ownership	$5,565	$5,421
Exchange & Rentals	1,409	1,376
Total reportable segments	6,974	6,797
Corporate and other	220	158
Assets held-for-sale	272	203
Total Company	$7,466	$7,158

(a)	Excludes investment in consolidated subs.

20.	Separation and Transaction Costs
During the three and six months ended June 30, 2019, the Company incurred $22 million and $36 million of expenses in connection with the spin-off of the hotel business completed on May 31, 2018 which are reflected within continuing operations. These Spin-off related costs were related to stock compensation modification, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of the Company abandoning portions of its former corporate headquarters. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint.

During the three and six months ended June 30, 2018, the Company incurred $133 million and $163 million of expenses, respectively, in connection with the spin-off of the hotel business which are reflected in continuing operations. These costs were comprised of stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during the three and six months ended June 30, 2018, the Company incurred $72 million and $93 million of separation-related expenses, respectively, in connection with the Spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

21.	Restructuring
2018 Restructuring Plans
During the fourth quarter of 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the six months ended June 30, 2019, the Company incurred an additional $2 million of restructuring expenses at its corporate operations and an additional $2 million at its Vacation Ownership segment. The Company reduced its restructuring liability by $8 million of cash payments during the six months ended June 30, 2019. The remaining 2018 restructuring liability of $8 million is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of June 30, 2019 is related to leased facilities and is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized as follows:

	Liability as of			Liability as of
	December 31, 2018	Costs Recognized	Cash Payments	June 30, 2019
Personnel-related	$12	$4	$(8)	$8
	$12	$4	$(8)	$8

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

As of June 30, 2019, the Cendant separation and related liabilities of $14 million are comprised of $12 million for tax liabilities and $2 million for other contingent and corporate liabilities. These liabilities were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had

$18 million of Cendant separation-related liabilities, which were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three and six months ended June 30, 2019, transition service agreement expenses were $1 million and $2 million, included in General and administrative expense, and less than $1 million and $1 million, included in Separation expense. Transition service agreement income during the three and six months ended June 30, 2019 was less than $1 million and $1 million, included in Other Revenue. For both the three and six months ended June 30, 2018, transition service agreement expenses were $1 million and transition service agreement income was $1 million.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Compass IV Limited, an affiliate of Platinum Equity, LLC (“Buyer”) has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Such post-closing credit support included a guarantee of up to $180 million which expired June 30, 2019, and had an estimated fair value of $2 million prior to expiration.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2019. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In January 2019, the Company reached an agreement with the Buyer on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two–thirds and one–third, respectively, in the European vacation rentals business' final net proceeds (as defined by the sales agreement), adjusted for certain items including the return of the escrow, post–closing adjustments, transaction expenses and estimated taxes. The Company paid $40 million to Wyndham Hotels in the second quarter of 2019.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications increased by $2 million to a total of $45 million at June 30, 2019. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at June 30, 2019. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s Investors Service and BB for Standard & Poor’s Rating Services. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities at June 30, 2019. Total receivables of $23 million were included in Other assets at June 30, 2019 representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible. The total change in expired guarantees and returned escrow offset by increased tax liabilities increased the gain on sale of the European vacation rentals business by $6 million during the second quarter of 2019.

During the second quarter of 2019, Compass IV Limited, an affiliate of Platinum Equity, LLC, proposed certain post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. While the Company intends to vigorously dispute these proposed adjustments, at this time we cannot reasonably estimate the probability or amount of the potential liability owed to Compass IV Limited, if any. Any actual liability would be split two-thirds and one-third between the Company and Wyndham Hotels, respectively, and the impact would be included in discontinued operations.

Wyndham Destinations entered into a transition service agreement with the European vacation business, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three and six months ended June 30, 2019, transition service agreement expenses were less than $1 million and $1 million and transition service agreement income was less than $1 million and $1 million. For both the three and six months ended June 30, 2018, transition service agreement expenses were $2 million and transition service agreement income was $2 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other Revenue.

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
Sierra Timeshare 2019-2 Receivables Funding LLC
On July 24, 2019, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2019-2 Receivables Fundings LLC, with an initial principal amount of $450 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.96%. The advance rate for this transaction was 98.00%.

North American Vacation Rentals Business
On July 30, 2019, the Company announced the sale of its North American vacation rentals business to Vacasa LLC (“Vacasa”) for $162 million. The sale will be comprised of $45 million cash at closing, up to $30 million of Vacasa equity, and the remaining balance in either seller financing or cash at closing. The transaction is expected to close in the fall of 2019, subject to customary closing conditions, regulatory approval, and the timely completion of financing arrangements by Vacasa.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. (“Wyndham Destinations” or the “Company”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the Spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the Spin-off and the divestiture of our European vacation rentals business, the proposed strategic transaction involving our North American vacation rentals business may not prove successful and could result in operating difficulties, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

North American Vacation Rentals Business
During 2018, we decided to explore strategic alternatives for our North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of June 30, 2019 and December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. For further details see Note 6—Held-for-Sale Business to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. On July 30, 2019, we entered into an agreement for the sale of our North American vacation rentals business. See Note 24—Subsequent Events to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2019 and 2018. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2019	2018	% Change (g)
Vacation Ownership
Gross VOI sales (in millions) (a) (h)	$626	$602	3.9
Tours (in 000s) (b)	249	241	3.2
Volume Per Guest (“VPG”) (c)	$2,425	$2,411	0.6
Exchange & Rentals (d)
Average number of members (in 000s) (e)	3,893	3,844	1.3
Exchange revenue per member (f)	$165.00	$173.05	(4.7)

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

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $23 million and $21 million during the three months ended June 30, 2019 and 2018, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

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

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Gross VOI sales to Vacation ownership interest sales for the three months ended June 30, 2019 and 2018 (in millions):

	2019	2018
Vacation ownership interest sales, net	$481	$462
Loan loss provision	129	126
Gross VOI sales, net of Fee-for-Service sales	610	588
Fee-for-Service sales (1)	16	14
Gross VOI sales	$626	$602

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. Fee-for-Service commission revenues were $12 million and $10 million for the three months ended June 30, 2019 and 2018, respectively. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018
Our consolidated results are as follows:

	Three Months Ended June 30,
	2019	2018	Favorable/(Unfavorable)
Net revenues	$1,039	$1,007	$32
Expenses	841	942	101
Operating income	198	65	133
Other (income), net	(2)	(5)	(3)
Interest expense	40	46	6
Interest (income)	(2)	(2)	—
Income before income taxes	162	26	136
Provision for income taxes	44	38	(6)
Net income/(loss) from continuing operations	118	(12)	130
Loss from operations of discontinued businesses, net of income taxes	—	(42)	42
Gain on disposal of discontinued businesses, net of income taxes	6	432	(426)
Net income	$124	$378	$(254)

Net revenues increased $32 million (3.2%) for the three months ended June 30, 2019 compared with the same period last year. Foreign currency unfavorably impacted net revenues by $6 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•
$44 million of higher revenues at our Vacation Ownership segment primarily resulting from an increase in net VOI sales, property management revenues, and consumer financing revenues; partially offset by

•
$6 million of decreased revenues at our Exchange & Rentals segment primarily driven by a decrease in ancillary revenues, a change in customer mix, lower other product revenue, and lower inventory levels.

Expenses decreased $101 million (10.7%) for the three months ended June 30, 2019 compared with the same period last year. Foreign currency favorably impacted expenses by $5 million. Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$111 million decrease in separation costs which were higher in 2018 due to the spin-off of Wyndham Hotels;

•	$10 million decrease in general and administrative expenses driven by lower employee-related costs; partially offset by

•	$15 million increase in marketing costs driven by our Vacation Ownership segment due to our emphasis on adding new owners, and an increase in licensing fees for the use of the Wyndham tradename.

Other income, net of other expenses decreased by $3 million for the three months ended June 30, 2019 compared with the same period last year, primarily due to business interruption insurance claims received in 2018 related to hurricanes Irma and Maria.

Interest expense decreased $6 million for the three months ended June 30, 2019 compared with the same period last year primarily due to a decrease in the average outstanding revolving credit facility balances.

Our effective tax rates were 27.2% and 146.2% for the three months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to the absence of non-cash state tax charges associated with the separation of the hotel business.

Gain on disposal of discontinued businesses, net of income taxes was $432 million for the six months ended June 30, 2018, representing the gain on sale of the European vacation rentals business.

As a result of these items, net income decreased by $254 million for the three months ended June 30, 2019 as compared to the same period last year.

Our segment results are as follows:

	Three Months Ended
	June 30,
Net revenues	2019	2018
Vacation Ownership	$810	$770
Exchange & Rentals	230	238
Total reportable segments	1,040	1,008
Corporate and other (a)	(1)	(1)
Total Company	$1,039	$1,007

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2019	2018
Net income attributable to Wyndham Destinations shareholders	$124	$378
Loss from operations of discontinued businesses, net of income taxes	—	42
Gain on disposal of discontinued businesses, net of income taxes	(6)	(432)
Provision for income taxes	44	38
Depreciation and amortization	28	36
Interest expense	40	46
Interest (income)	(2)	(2)
Separation and related costs (b)	22	133
Restructuring	1	—
Legacy items	(1)	—
Stock-based compensation	5	4
Adjusted EBITDA	$255	$243

	Three Months Ended
	June 30,
Adjusted EBITDA	2019	2018
Vacation Ownership	$193	$194
Exchange & Rentals	72	70
Total reportable segments	265	264
Corporate and other (a)	(10)	(21)
Total Company	$255	$243

(a)	Includes the elimination of transactions between segments.

(b)	Includes $2 million and $87 million of stock based compensation expenses for the three months ended June 30, 2019 and 2018.

Vacation Ownership
Net revenues increased $40 million (5.2%) and Adjusted EBITDA decreased $1 million (0.5%) during the three months ended June 30, 2019 compared with the same period of 2018. Foreign currency unfavorably impacted net revenues by $4 million and Adjusted EBITDA by $2 million.
Increases in net revenues excluding the impact of currency were primarily driven by:

•
$24 million increase in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 3.2% increase in tours, reflecting our continued focus on new owner generation, and a 1.0% increase in VPG; partially offset by a $3 million increase in our provision for loan losses primarily due to higher gross VOI sales;

•	$9 million increase in property management revenues primarily due to higher management fees;

•	$8 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance; and

•	$2 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$17 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$6 million increase in consumer financing interest expense resulting from a higher weighted average interest rate on our non-recourse debt;

•	$5 million increase in sales and commission expenses primarily due to higher gross VOI sales;

•	$3 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales;

•	$3 million increase in maintenance fees on unsold inventory;

•	$3 million increase in general and administrative expenses; and

•	$1 million increase in commission expense as a result of higher Fee-for-Service VOI sales.

Exchange & Rentals
Net revenues decreased $8 million (3.4%) and Adjusted EBITDA increased $2 million (2.9%) during the three months ended June 30, 2019 compared with the same period during 2018. Foreign currency unfavorably impacted net revenues by $2 million and Adjusted EBITDA by $2 million.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•
$4 million decrease in ancillary revenues primarily driven by the loss of Wyndham Hotels and Resorts servicing revenues which were discontinued as a result of separation, and the loss of transitional servicing revenue related to the sale of the European vacation rentals business;

•	$3 million decrease in exchange and related service revenues primarily driven by a change in customer mix, lower other product revenue, and lower inventory levels; partially offset by

•	$1 million increase in net revenues generated from vacation rental transactions and related services.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$6 million decrease in general and administrative expenses; and

•	$3 million decrease in costs primarily due to lower revenues.

Corporate and other
Corporate Adjusted EBITDA increased $11 million during the three months ended June 30, 2019 compared to 2018 primarily due to lower employee-related costs as a result of a smaller corporate presence after the spin-off of Wyndham Hotels.

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018
Our consolidated results are as follows:

	Six Months Ended June 30,
	2019	2018	Favorable/(Unfavorable)
Net revenues	$1,957	$1,914	$43
Expenses	1,618	1,746	128
Operating income	339	168	171
Other (income), net	(12)	(11)	1
Interest expense	82	91	9
Interest (income)	(4)	(3)	1
Income before income taxes	273	91	182
Provision for income taxes	74	62	(12)
Net income from continuing operations	199	29	170
Loss from operations of discontinued businesses, net of income taxes	—	(49)	49
Gain on disposal of discontinued businesses, net of income taxes	5	432	(427)
Net income attributable to Wyndham Destinations shareholders	$204	$412	$(208)

Net revenues increased $43 million (2.2%) for the six months ended June 30, 2019 compared with the same period last year. Foreign currency unfavorably impacted net revenues by $15 million. Excluding foreign currency, the increase in net revenues was primarily the result of:

•
$71 million of higher revenues at our Vacation Ownership segment primarily resulting from an increase in net VOI sales, consumer financing revenues, and property management revenues; partially offset by

•
$12 million of decreased revenues at our Exchange & Rentals segment primarily driven by a change in customer mix, lower other product revenue, lower inventory levels and a decrease in ancillary revenues.

Expenses decreased $128 million (7.3%) for the six months ended June 30, 2019 compared with the same period last year. Foreign currency favorably impacted expenses by $11 million. Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$126 million decrease in separation costs which were higher in 2018 due to the spin-off of Wyndham Hotels;

•	$36 million decrease in general and administrative expenses driven by lower employee-related costs; and

•
$14 million decrease in depreciation and amortization primarily due to conveyance of Wyndham Worldwide headquarters to Wyndham Hotels at Spin-off and designation of the North American vacation rentals business as held-for-sale; partially offset by

•	$31 million increase in marketing costs driven by our Vacation Ownership segment due to our emphasis on adding new owners and an increase in licensing fees for the use of the Wyndham tradename.

Other income, net of other expenses increased by $1 million for the six months ended June 30, 2019 compared with the same period last year, primarily due to gain on sale of a building and higher equity earnings at our Exchange & Rentals segment, partially offset by higher business interruption insurance claims received in 2018 related to hurricanes Irma and Maria in the previous year.

Interest expense decreased $9 million for the six months ended June 30, 2019 compared with the same period last year primarily due to a decrease in the average outstanding revolving credit facility balances.

Our effective tax rates were 27.1% and 68.1% for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to the absence of non-cash tax charges from certain internal restructurings associated with the sale of the European vacation rentals business and non-cash state tax charges associated with the separation of the hotel business during 2018; partially offset by excess tax benefits in relation to stock based compensation in 2018.

For the six months ended June 30, 2018, there was a loss from operations of discontinued businesses, net of income taxes of $49 million associated with the completion of the hotel spin-off and the sale of the European vacation rentals business.

Income on disposal of discontinued businesses, net of income taxes was $432 million for the six months ended June 30, 2018, representing the gain on sale of the European vacation rentals business.

As a result of these items, net income attributable to Wyndham Destinations shareholders decreased $208 million for the six months ended June 30, 2019 as compared to the same period last year.

Our segment results are as follows:

	Six Months Ended June 30,
Net Revenues	2019	2018
Vacation Ownership	$1,493	$1,431
Exchange & Rentals	466	484
Total reportable segments	1,959	1,915
Corporate and other (a)	(2)	(1)
Total Company	$1,957	$1,914

Reconciliation of Net income to Adjusted EBITDA	Six Months Ended June 30,
	2019	2018
Net income attributable to Wyndham Destinations shareholders	$204	$412
Loss from operations of discontinued businesses, net of income taxes	—	49
Gain on disposal of discontinued businesses, net of income taxes	(5)	(432)
Provision for income taxes	74	62
Depreciation and amortization	59	73
Interest expense	82	91
Interest (income)	(4)	(3)
Separation and related costs (b)	36	163
Restructuring	4	—
Legacy items	1	—
Stock-based compensation	8	17
Adjusted EBITDA	$459	$432

	Six Months Ended June 30,
Adjusted EBITDA	2019	2018
Vacation Ownership	$331	$327
Exchange & Rentals	151	149
Total reportable segments	482	476
Corporate and other (a)	(23)	(44)
Total Company	$459	$432

(a)    Includes the elimination of transactions between segments.

(b)	Includes $4 million and $92 million of stock based compensation expenses for the six months ended June 30, 2019 and 2018.

Vacation Ownership
Net revenues increased $62 million (4.3%) and Adjusted EBITDA increased $4 million (1.2%) during the six months ended June 30, 2019 compared with the same period of 2018. Foreign currency unfavorably impacted net revenues by $9 million and Adjusted EBITDA by $3 million.
Increases in net revenues excluding the impact of currency were primarily driven by:

•
$63 million increase in gross VOI sales, net of Fee-for-Service sales, mainly due to a 5.5% increase in sales driven by a 2.4% increase in tours, reflecting our continued focus on new owner generation, and a 2.8% increase in VPG, partially offset by a $21 million increase in our provision for loan losses due to higher gross VOI sales and the impact of higher defaults;

•	$17 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance;

•	$17 million increase in property management revenues primarily due to higher management fees; partially offset by

•	$8 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$34 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$17 million increase in sales and commission expenses primarily due to higher gross VOI sales;

•	$13 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate on our non-recourse debt;

•	$4 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales; and

•	$3 million increase in maintenance fees on unsold inventory.

Such decreases in Adjusted EBITDA were partially offset by:

•	$8 million decrease in commission expenses as a result of lower Fee-for-Service VOI sales; and

•	$3 million decrease in general and administrative expenses primarily associated with lower employee-related costs.

Exchange & Rentals
Net revenues decreased $18 million (3.7%) and Adjusted EBITDA increased $2 million (1.3%) during the six months ended June 30, 2019 compared with the same period during 2018. Foreign currency unfavorably impacted net revenues by $6 million and Adjusted EBITDA by $4 million.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$8 million decrease in exchange and related service revenues primarily driven by a change in customer mix, lower other product revenue, and lower inventory levels; and

•
$5 million decrease in ancillary revenues primarily driven by the loss of Wyndham Hotels and Resorts servicing revenues which were discontinued as a result of separation, and the loss of transitional servicing revenue related to the sale of the European vacation rentals business; partially offset by

•	$1 million increase in net revenues generated from vacation rental transactions and related services.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$13 million decrease in general and administrative expenses; and

•	$4 million decrease in costs primarily due to lower revenues;

•	$3 million gain related to sale of building in the first quarter of 2019; partially offset by

•	$2 million negative impact from lower business interruption claims and legal settlements proceeds received.

Corporate and other
Corporate Adjusted EBITDA increased $21 million during the six months ended June 30, 2019 compared to 2018 primarily due to lower employee-related costs.

RESTRUCTURING PLANS
During the fourth quarter of 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the six months ended June 30, 2019, the Company incurred an additional $2 million of restructuring expenses at its corporate operations and an additional $2 million at its Vacation Ownership segment. The Company reduced its restructuring liability by $8 million of cash payments during the six months ended June 30, 2019. The remaining 2018 restructuring liability of $8 million is expected to be paid by the end of 2020.

The Company has additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of June 30, 2019 is related to leased facilities and is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2019	December 31, 2018	Change
Total assets	$7,466	$7,158	$308
Total liabilities	8,026	7,727	299
Total (deficit)	(560)	(569)	9

Total assets increased by $308 million from December 31, 2018 to June 30, 2019 primarily due to:

•	$39 million increase in Cash and cash equivalents;

•	$42 million increase in Prepaid expenses primarily for software and cloud implementations and other contractual arrangements;

•	$140 million increase in Other assets primarily due to $137 million of right-of-use assets recorded in 2019 due to the adoption of the new Leases accounting standard;

•
$69 million increase in assets of the North American vacation rentals business recorded as held-for-sale, primarily due to seasonality of the business resulting in higher restricted cash and right-of-use assets recorded in 2019 due to the adoption of the new Leases accounting standard.

Total liabilities increased by $299 million from December 31, 2018 to June 30, 2019 primarily due to:

•	$36 million increase in Deferred income due to seasonality of the business;

•	$177 million increase in Debt, primarily due to $188 million increase in the revolving credit facility;

•	$25 million increase in Deferred income taxes; and

•
$84 million increase in liabilities of the North American vacation rentals business recorded as held-for-sale, primarily due to seasonality of the business resulting in higher trade payables and deferred revenues in the first half of the year and liabilities recorded in 2019 due to the adoption of the new Leases accounting standard.

Such increases in liabilities were partially offset by $55 million decrease in Accrued expenses and other liabilities primarily due to $237 million decrease related to deferred rent reclassified to other assets in connection with the new Leases standard, settlement with the purchaser of the European vacation rentals business, inventory purchases, income tax payments, employee bonus and commission payments; partially offset by $182 million of lease liabilities recorded in 2019 due to the adoption of the new Leases accounting standard.

Total deficit decreased $9 million from December 31, 2018 to June 30, 2019 primarily due to $204 million of Net income attributable to Wyndham Destinations shareholders and $17 million of Additional paid in capital mainly due to changes in stock-based compensation and issuance of common stock under the Company’s employee stock purchase plan; partially offset by $125 million Treasury stock repurchases and $85 million of Dividends.

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

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion. As of June 30, 2019, we had $611 million of available capacity, net of letters of credit.

Our two-year non-recourse vacation ownership receivables bank conduit facility, with borrowing capability through August 2021, has a total capacity of $800 million and available capacity of $195 million as of June 30, 2019. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022.

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

CASH FLOW
The following table summarizes the changes in cash and cash equivalents during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$266	$93	$173
Discontinued operations	(1)	212	(213)
Investing activities:
Continuing operations	(45)	(52)	7
Discontinued operations	(22)	(672)	650
Financing activities:
Continuing operations	(121)	(1,670)	1,549
Discontinued operations	—	2,066	(2,066)
Effects of changes in exchange rates on cash and cash equivalents	2	(6)	8
Net change in cash, cash equivalents and restricted cash	$79	$(29)	$108

Operating Activities
Net cash provided by operating activities from continuing operations was $266 million for the six months ended June 30, 2019 compared to $93 million in the prior year. The increase in net cash provided by operating activities was driven by a $170 million increase in net income from continuing operations; a $113 million decrease in cash utilized for working capital (cash inflow due to the net change in assets and liabilities); partially offset by a $110 million decrease in non-cash add-back items mainly due to lower stock-based compensation expense and deferred income taxes.

Net cash used in operating activities from discontinued operations was $1 million for the six months ended June 30, 2019 compared to $212 million of cash provided by operating activities from discontinued operations in the prior year. Prior year cash inflows were driven by $378 million in net income from discontinued operations, $233 million of cash provided by working capital (cash inflow due to the net change in assets and liabilities), partially offset by $398 million of non-cash add-back items mainly due to the gain on disposal of discontinued businesses, net of income taxes.

Investing Activities
Net cash used in investing activities from continuing operations was $45 million for the six months ended June 30, 2019 compared to $52 million in the prior year. The year-over-year decrease was due to $6 million of proceeds from asset sales in 2019; $10 million for an acquisition and asset purchases in 2018 for which there was no equivalent in 2019; partially offset by $9 million higher additions of property and equipment in 2019.

Net cash used in investing activities from discontinued operations was $22 million for the six months ended June 30, 2019 compared to $672 million in the prior year. Cash used in investing activities from discontinued operations in 2019 is related to the sale of the European vacation rentals business. Cash used in investing activities from discontinued operations in the prior year was driven by $1.7 billion of net cash used to acquire La Quinta Holdings, Inc. (“La Quinta”), partially offset by $1.03 billion of cash proceeds from the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities from continuing operations was $121 million for the six months ended June 30, 2019 compared to $1.67 billion in the prior year. The decrease in 2019 was primarily due to $1.02 billion of lower net payments; $426 million less cash transferred to Wyndham Hotels relating to the spin-off; $66 million of lower net share settlement payments; and $30 million less dividends paid.

Net cash provided by financing activities from discontinued operations for the six months ended June 30, 2019 was zero, compared to $2.07 billion in 2018, primarily related to borrowings associated with the La Quinta acquisition.

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

During the six months ended June 30, 2019, we spent $61.6 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2019, we anticipate spending between $220 million and $250 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2019, we spent $50 million on capital expenditures primarily for information technology enhancement projects. During 2019, we anticipate spending between $110 million and $120 million on capital expenditures.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. Additional expenditures are financed with general corporate borrowings, including through the use of available capacity under our revolving credit facility.

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

Under our current stock repurchase program, we repurchased 3.0 million shares at an average price of $42.31 for a cost of $125 million during the six months ended June 30, 2019.

Dividends
During the quarterly periods ended March 31 and June 30, 2019, we paid cash dividends of $0.45 per share ($84 million in aggregate). During the quarterly periods ended March 31 and June 30, 2018 we paid cash dividends of $0.66 and $0.41 per share, respectively ($114 million in aggregate). The dividend of $0.66 per share was declared by Wyndham Worldwide Corporation prior to the spin-off of Wyndham Hotels.

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

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2019, our interest coverage ratio was 6.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2019, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
The Company finances certain of its vacation ownership contract receivables through (i) an asset-backed bank conduit facility and (ii) term asset-backed securitizations, all of which are non-recourse to the Company with respect to principal and interest.

We believe that our $800 million bank conduit facility with an extended term through August 2021, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of June 30, 2019, we had $195 million of availability under this asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 14 surety providers in the amount of $2.4 billion, of which we had $370 million outstanding as of June 30, 2019. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	7/1/19 - 6/30/20	7/1/20 - 6/30/21	7/1/21 - 6/30/22	7/1/22 - 6/30/23	7/1/23 - 6/30/24	Thereafter	Total
Non-recourse debt (a)	$195	$220	$724	$204	$217	$814	$2,374
Debt	41	250	649	773	298	1,047	3,058
Interest on debt (b)	237	221	185	141	104	116	1,004
Operating leases	34	32	29	27	25	101	248
Purchase commitments (c)	216	221	120	114	113	415	1,199
Inventory sold subject to conditional repurchase (d)	36	47	59	—	—	—	142
Separation liabilities (e)	1	12	—	—	—	3	16
Total (f)	$760	$1,003	$1,766	$1,259	$757	$2,496	$8,041

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and the swapped interest rates on our non-recourse debt.

(c)	Includes (i) $967 million for marketing-related activities, (ii) $140 million relating to the development of vacation ownership properties and (iii) $44 million for information technology activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $47 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(e)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and spin-off of the hotel business (See Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details).

(f)
Excludes a $36 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to amounts shown in the table above, we have $41 million of contractual obligations related to our held-for-sale business, of which $12 million is due within one year. Such obligations primarily relate to operating leases and purchase obligations.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. For discussion of these matters along with the Company’s guarantees and indemnifications see Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to the critical accounting policies discussed within our Annual Report on Form 10-K, as part of our adoption of the new Leases accounting standard, we made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the income statement. Additionally, when available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2019 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of less than $1 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in foreign currency exchange rates would not have a material effect on our prices, earnings, fair values and cash flows.

Our variable rate borrowings, which include our term loan, secured notes synthetically converted to variable rate debt via interest rate swaps, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2019 was approximately $605 million in non-recourse vacation ownership debt and $713 million in corporate debt. A 100 basis point change in the underlying interest rates would result in an approximate $6 million increase or decrease in annual consumer financing interest expense and an approximate $7 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business. Both notes are included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2019, there have been no material changes to the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2019	472,547	$42.44	472,547	$736,010,937
May 2019	561,704	43.12	561,704	711,791,349
June 2019 (a)	487,010	42.61	487,010	691,040,744
Total	1,521,261	$42.74	1,521,261	$691,040,744

(a) Includes 53,700 shares purchased for which the trade date occurred during June 30, 2019 while settlement occurred during July 2019.

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

For a description of limitations on the payment of our dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description
10.1
Ninth Amendment, dated as of April 24, 2019, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed May 1, 2019).

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

WYNDHAM DESTINATIONS, INC.

Date: July 30, 2019	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 30, 2019	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer