Form 10-Q
period 2019-09-30
Wyndham Destinations, Inc.
filed 2019-10-30
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
90,704,218 shares of common stock outstanding as of September 30, 2019.

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

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservation Network
AUD	Australian Dollar
Board	Board of Directors
Buyer	Compass IV Limited, an affiliate of Platinum Equity, LLC
Company	Wyndham Destinations, Inc. and its subsidiaries
EBITDA	Earnings Before Interest, Income Taxes and Depreciation/Amortization
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles in the United States
La Quinta	La Quinta Holdings, Inc.
LIBOR	London Interbank Offered Rate
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
SOFR	Secured Overnight Financing Rate
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
U.S.	United States of America
USD	United States of America Dollar
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.
Wyndham Destinations	Wyndham Destinations, Inc.
Wyndham Worldwide	Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related condensed consolidated statements of income, comprehensive income and (deficit)/equity, for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Tampa, FL
October 30, 2019

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues
Vacation ownership interest sales	$528	$503	$1,384	$1,323
Service and membership fees	426	417	1,241	1,245
Consumer financing	132	126	385	363
Other	19	16	52	45
Net revenues	1,105	1,062	3,062	2,976
Expenses
Operating	450	431	1,269	1,252
Cost of vacation ownership interests	60	53	141	131
Consumer financing interest	26	23	78	62
Marketing	188	179	505	465
General and administrative	129	116	379	402
Separation and related costs	7	35	44	198
Asset impairments	—	(4)	—	(4)
Restructuring	—	—	4	—
Depreciation and amortization	31	32	90	105
Total expenses	891	865	2,510	2,611
Operating income	214	197	552	365
Other (income), net	(6)	(22)	(18)	(33)
Interest expense	40	37	122	129
Interest (income)	(1)	—	(6)	(3)
Income before income taxes	181	182	454	272
Provision for income taxes	46	51	120	112
Net income from continuing operations	135	131	334	160
Loss from operations of discontinued businesses, net of income taxes	—	(3)	—	(52)
Gain on disposal of discontinued businesses, net of income taxes	—	20	5	452
Net income attributable to Wyndham Destinations shareholders	$135	$148	$339	$560

Basic earnings per share
Continuing operations	$1.48	$1.32	$3.59	$1.61
Discontinued operations	—	0.17	0.05	4.01
	$1.48	$1.49	$3.64	$5.62
Diluted earnings per share
Continuing operations	$1.47	$1.31	$3.58	$1.60
Discontinued operations	—	0.18	0.06	4.00
	$1.47	$1.49	$3.64	$5.60

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Wyndham Destinations shareholders	$135	$148	$339	$560
Other comprehensive (loss), net of tax
Foreign currency translation adjustments	(26)	(5)	(25)	(24)
Defined benefit pension plans	—	—	—	4
Other comprehensive (loss), net of tax	(26)	(5)	(25)	(20)
Comprehensive income	$109	$143	$314	$540

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$250	$218
Restricted cash (VIE - $114 as of 2019 and $120 as of 2018)	148	155
Trade receivables, net	137	121
Vacation ownership contract receivables, net (VIE - $2,988 as of 2019 and $2,883 as of 2018)	3,118	3,037
Inventory	1,209	1,224
Prepaid expenses	198	153
Property and equipment, net	723	712
Goodwill	971	922
Other intangibles, net	137	109
Other assets	458	304
Assets of held-for-sale business	214	203
Total assets	$7,563	$7,158
Liabilities and (deficit)
Accounts payable	$86	$66
Accrued expenses and other liabilities	1,018	1,004
Deferred income	553	518
Non-recourse vacation ownership debt (VIE)	2,494	2,357
Debt	3,047	2,881
Deferred income taxes	772	736
Liabilities of held-for-sale business	163	165
Total liabilities	8,133	7,727
Commitments and contingencies (Note 17)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,767,128 issued as of 2019 and 220,120,808 as of 2018	2	2
Treasury stock, at cost – 130,119,470 shares as of 2019 and 125,137,857 shares as of 2018	(6,258)	(6,043)
Additional paid-in capital	4,106	4,077
Retained earnings	1,651	1,442
Accumulated other comprehensive loss	(77)	(52)
Total stockholders’ (deficit)	(576)	(574)
Noncontrolling interest	6	5
Total (deficit)	(570)	(569)
Total liabilities and (deficit)	$7,563	$7,158

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$339	$560
Loss from operations of discontinued businesses, net of income taxes	—	52
Gain on disposal of discontinued businesses, net of income taxes	(5)	(452)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	105
Provision for loan losses	373	350
Deferred income taxes	36	84
Stock-based compensation	17	121
Asset impairments	12	6
Non-cash lease expense	24	—
Non-cash interest	16	13
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(7)	(21)
Vacation ownership contract receivables	(464)	(457)
Inventory	(18)	(48)
Deferred income	18	12
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(128)	(122)
Other, net	18	2
Net cash provided by operating activities - continuing operations	321	205
Net cash (used in)/provided by operating activities - discontinued operations	(1)	150
Net cash provided by operating activities	320	355
Investing activities
Property and equipment additions	(75)	(63)
Acquisition of business, net of cash acquired	(51)	(5)
Proceeds from asset sales	6	11
Other, net	5	(7)
Net cash used in investing activities - continuing operations	(115)	(64)
Net cash used in investing activities - discontinued operations	(22)	(672)
Net cash used in investing activities	(137)	(736)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,671	1,821
Principal payments on non-recourse vacation ownership debt	(1,532)	(1,727)
Proceeds from debt	2,149	2,800
Principal payments on debt	(2,007)	(3,018)
Repayments of commercial paper, net	—	(147)
Proceeds from notes issued and term loan	—	300
Repayment of notes	(2)	(789)
Repayments of vacation ownership inventory arrangement	(12)	(12)
Dividends to shareholders	(125)	(154)
Cash transferred to Wyndham Hotels related to spin-off	(69)	(495)
Proceeds from issuance of common stock	6	—
Repurchase of common stock	(215)	(226)
Debt issuance costs	(15)	(13)
Net share settlement of incentive equity awards	(4)	(56)
Other, net	(1)	(2)
Net cash used in financing activities - continuing operations	(156)	(1,718)
Net cash provided by financing activities - discontinued operations	—	2,066
Net cash (used in)/provided by financing activities	(156)	348
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(6)
Net change in cash, cash equivalents and restricted cash	23	(39)
Cash, cash equivalents and restricted cash, beginning of period	404	416
Cash, cash equivalents and restricted cash, end of period	427	377
Less: Restricted cash	148	213
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	29	—
Cash and cash equivalents	$250	$164

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total (Deficit)
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	80	—	—	80
Other comprehensive income	—	—	—	—	—	2	—	2
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(1)	—	(60)	—	—	—	—	(60)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Balance as of March 31, 2019	94	2	(6,103)	4,082	1,480	(50)	5	(584)
Net income	—	—	—	—	124	—	—	124
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	—	—	—	6	—	—	—	6
Change in stock-based compensation	—	—	—	7	—	—	—	7
Repurchase of common stock	(2)	—	(65)	—	—	—	—	(65)
Dividends ($0.45 per share)	—	—	—	—	(43)	—	—	(43)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(3)	—	—	(3)
Balance as of June 30, 2019	92	2	(6,168)	4,094	1,558	(51)	5	(560)
Net income	—	—	—	—	135	—	—	135
Other comprehensive loss	—	—	—	—	—	(26)	—	(26)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(2)	—	(90)	—	—	—	—	(90)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Acquisition of a business	—	—	—	10	—	—	—	10
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of September 30, 2019	91	$2	$(6,258)	$4,106	$1,651	$(77)	$6	$(570)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT)/EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(17)	—	—	(17)
Net income	—	—	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	—	14	—	14
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(32)	—	—	—	(32)
Change in stock-based compensation	—	—	—	21	—	—	—	21
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(1)	—	(76)	—	—	—	—	(76)
Dividends ($0.66 per share)(a)	—	—	—	—	(67)	—	—	(67)
Balance as of March 31, 2018	100	2	(5,795)	3,986	2,451	3	5	652
Net income	—	—	—	—	378	—	—	378
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(35)	—	—	—	(35)
Change in stock-based compensation	—	—	—	109	—	—	—	109
Change in stock-based compensation for Board of Directors	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	(1)	—	(42)	—	—	—	—	(42)
Dividends ($0.41 per share)	—	—	—	—	(43)	—	—	(43)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(1,499)	—	—	(1,499)
Balance as of June 30, 2018	100	2	(5,837)	4,051	1,287	(26)	5	(518)
Net income	—	—	—	—	148	—	—	148
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net share settlement of stock-based compensation	—	—	—	11	—	—	—	11
Change in stock-based compensation	—	—	—	11	—	—	—	11
Change in stock-based compensation for Board of Directors	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(106)	—	—	—	—	(106)
Dividends ($0.41 per share)	—	—	—	—	(41)	—	—	(41)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(8)	—	—	(8)
Balance as of September 30, 2018	97	$2	$(5,943)	$4,074	$1,386	$(31)	$5	$(507)

(a)	Represents dividends declared by Wyndham Worldwide Corporation prior to the spin-off of Wyndham Hotels & Resorts, Inc.

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

On August 7, 2019, the Company acquired Alliance Reservation Network (“ARN”). The results of this business are reflected in the Company’s Condensed Consolidated Financial Statements from the date of acquisition. See Note 5—Acquisitions for additional details.

During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on July 30, 2019, entered into an agreement for the sale of this business. The assets and liabilities of this business have been classified as held-for-sale as of September 30, 2019 and December 31, 2018. See Note 7—Held-for-Sale Business for further details. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. On October 22, 2019, the Company completed the sale of this business. See Note 26—Subsequent Events for additional details.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Consolidated Financial Statements included in its Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC) on February 26, 2019.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the FASB issued guidance for lease accounting. The guidance requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard using the modified retrospective approach; therefore, the Company used the transition method practical expedient under ASU 2018-11 and prior year financial statements were not recast. As a result of the adoption, on January 1, 2019 the Company recognized $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. Right-of-use assets are included within Other assets and the related lease liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The adoption of this standard did not have a material impact to the income statement related to existing leases; therefore a cumulative-effect adjustment was not recorded. The adoption of this standard did not materially impact consolidated net income, liquidity or compliance with our debt covenants under our current agreements. See Note 16— Leases for more information.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $178 million and $172 million during the three months ended September 30, 2019 and 2018, respectively, and $519 million and $497 million during the nine months ended September 30, 2019 and 2018.

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

The Company’s vacation exchange brands derive a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to other travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of September 30, 2019 and December 31, 2018 are as follows:

Contract Liabilities (a)	September 30, 2019	December 31, 2018
Deferred subscription revenue	$212	$220
Deferred VOI trial package revenue	140	125
Deferred VOI incentive revenue	108	96
Deferred exchange-related revenue (b)	56	56
Deferred co-branded credit card programs revenue	20	14
Deferred other revenue	9	8
Total	$545	$519

(a)	There is $36 million and $42 million of deferred vacation rental revenue included in Liabilities of held-for-sale business on the Condensed Consolidated Balance Sheets for 2019 and 2018, respectively.

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
Changes in contract liabilities for the nine months ended September 30, 2019 follow:

Amount
Contract liabilities as of December 31, 2018	$519
Additions	305
Revenue recognized	(279)
Contract liabilities as of September 30, 2019	$545

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. These capitalized costs were $52 million as of September 30, 2019 and $45 million as of December 31, 2018, and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s vacation exchange and vacation rentals businesses incur certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues, exchange–related revenues, and vacation rental revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2019 and December 31, 2018, these capitalized costs were $20 million, and $22 million, respectively. In addition, there were $2 million of these capitalized costs included within Assets of held-for-sale business on the Condensed Consolidated Balance Sheets as of September 30, 2019.

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

	10/1/2019 - 9/30/2020	10/1/2020 - 9/30/2021	10/1/2021 - 9/30/2022	Thereafter	Total
Subscription revenue	$122	$49	$22	$19	$212
VOI trial package revenue	140	—	—	—	140
VOI incentive revenue	108	—	—	—	108
Exchange-related revenue	50	4	1	1	56
Co-branded credit card programs revenue	4	3	3	10	20
Other revenue	9	—	—	—	9
Total	$433	$56	$26	$30	$545

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Vacation Ownership
Vacation ownership interest sales	$528	$503	$1,384	$1,323
Property management fees and reimbursable revenues	178	172	519	497
Consumer financing	132	126	385	363
Fee-for-Service commissions	—	4	12	23
Ancillary revenues	20	15	51	45
Total Vacation Ownership	858	820	2,351	2,251

Exchange & Rentals
Exchange revenues	158	158	498	512
Vacation rental revenues	60	61	146	146
Ancillary revenues	32	24	72	69
Total Exchange & Rentals	250	243	716	727

Corporate and other
Ancillary revenues	(1)	—	1	—
Eliminations	(2)	(1)	(6)	(2)
Total Corporate and other	(3)	(1)	(5)	(2)

Net revenues	$1,105	$1,062	$3,062	$2,976

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income from continuing operations attributable to Wyndham Destinations shareholders	$135	$131	$334	$160
Loss from operations of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	(3)	—	(52)
Gain on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	20	5	452
Net income attributable to Wyndham Destinations shareholders	$135	$148	$339	$560

Basic earnings per share
Continuing operations	$1.48	$1.32	$3.59	$1.61
Discontinued operations	—	0.17	0.05	4.01
	$1.48	$1.49	$3.64	$5.62
Diluted earnings per share
Continuing operations	$1.47	$1.31	$3.58	$1.60
Discontinued operations	—	0.18	0.06	4.00
	$1.47	$1.49	$3.64	$5.60

Basic weighted average shares outstanding	91.7	99.1	93.0	99.7
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.3	0.4	0.3	0.4
Diluted weighted average shares outstanding (c)(d)	92.0	99.5	93.3	100.1

Dividends:
Aggregate dividends paid to shareholders	$41	$40	$125	$154

(a)
Excludes 0.3 million and 0.8 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2019, but could potentially dilute earnings per share in the future. Excludes 0.6 million and 0.2 million of anti-dilutive RSUs for the three and nine months ended September 30, 2018. Includes unvested dilutive RSUs which are subject to future forfeiture.

(b)
Excludes 0.2 million performance-vested restricted stock units (“PSUs”) for both the three and nine months ended September 30, 2019, as the Company has not met the required performance metrics. These PSUs could potentially dilute earnings per share in the future. As a result of the Spin-off of Wyndham Hotels during the second quarter of 2018, the Company accelerated the vesting of outstanding PSUs. There were no outstanding PSUs as of September 30, 2018.

(c)
Excludes 1.1 million and 1 million outstanding stock awards that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2019, and 0.8 million and 0.4 million of anti-dilutive outstanding stock options for the three and nine months ended September 30, 2018. These outstanding stock awards could potentially dilute earnings per share in the future.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program:

	Shares Repurchased	Cost
As of December 31, 2018	100.6	$5,262
Repurchases	5.0	215
As of September 30, 2019	105.6	$5,477

The Company had $601 million of remaining availability under its program as of September 30, 2019.

5.	Acquisitions
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN, a company that provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. ARN was acquired for a total purchase price of $102 million ($97 million net of cash acquired), subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of (i) $48 million delivered at closing, (ii) Wyndham Destinations stock valued at $10 million (253,350 shares at $39.29 per share) delivered at closing, (iii) $21 million to be paid over 24 months post-closing, (iv) $10 million of contingent consideration based on achieving certain financial and operational metrics, and (v) additional shares of Wyndham Destinations stock valued at $13 million to be paid on August 7, 2020.

The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation includes: (i) $52 million of Goodwill; (ii) $28 million of definite-lived intangible assets with a weighted average life of 11 years, primarily consisting of customer relationships; (iii) $21 million of developed software with a weighted average life of 10 years included within Property, plant, and equipment; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. ARN is reported within the Exchange & Rentals segment.

Other. During the third quarter of 2019, the Company completed a business acquisition at its Vacation Ownership segment for a total purchase price of $13 million, ($10 million net of cash acquired). The acquisition resulted in the recognition of (i) $7 million of definite-lived intangible assets, (ii) $4 million of Inventory, and (iii) $1 million of Accrued expenses and other liabilities.

6.	Discontinued Operations
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

The following table presents information regarding certain components of income from discontinued operations, net of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues	$—	$—	$—	$720
Expenses:
Operating	—	3	—	343
Marketing	—	—	—	200
General and administrative	—	—	—	89
Separation and related costs	—	—	—	93
Depreciation and amortization	—	—	—	52
Total expenses	—	3	—	777
(Benefit) for income taxes	—	—	—	(5)
Loss from operations of discontinued businesses, net of income taxes	—	(3)	—	(52)
Gain on disposal of discontinued businesses, net of income taxes	—	20	5	452
Income from discontinued operations, net of income taxes	$—	$17	$5	$400

The following table presents information regarding certain components of cash flows from discontinued operations:

	Nine Months Ended September 30,
	2019	2018
Cash flows (used in)/provided by operating activities	$(1)	$150
Cash flows used in investing activities	(22)	(672)
Cash flows provided by financing activities	—	2,066

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	—	197
Depreciation and amortization	—	52
Stock-based compensation	—	22
Deferred income taxes	—	(23)

Property and equipment additions	—	(38)
Net assets of business acquired, net of cash acquired	—	(1,696)
Proceeds from sale of businesses and asset sales	—	1,052

7.	Held-for-Sale Business
During the fourth quarter of 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on July 30, 2019 entered into an agreement to sell this business to Vacasa LLC (“Vacasa”) for $162 million. On October 22, 2019, the Company closed on the sale of this business. See Note 26—Subsequent Events for additional details.

The assets and liabilities of this business have been classified as held-for-sale as of September 30, 2019 and December 31, 2018. The business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. This business is reported within the Exchange & Rentals segment.

Total assets of this business at September 30, 2019 were $214 million including $29 million Restricted cash, $74 million Trade receivables, net, $36 million Property & equipment, net, $43 million Goodwill and Other intangibles, net, and $28 million Other assets. Total liabilities of this business at September 30, 2019 were $163 million including $74 million Accounts payable, $46 million Accrued expenses and other liabilities, and $36 million Deferred income.

Total assets of this business at December 31, 2018 were $203 million including $31 million Restricted cash, $82 million Trade receivables, net, $35 million Property & equipment, net, $42 million Goodwill and Other intangibles, net, and $8 million Other Assets. Total liabilities of this business at December 31, 2018 were $165 million including $87 million Accounts payable, $27 million Accrued expenses and other liabilities, and $42 million Deferred income.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of:

	September 30, 2019	December 31, 2018
Vacation ownership contract receivables:
Securitized	$2,988	$2,883
Non-securitized	897	888
Vacation ownership contract receivables, gross	3,885	3,771
Less: Allowance for loan losses	767	734
Vacation ownership contract receivables, net	$3,118	$3,037

The Company’s securitized vacation ownership contract receivables generated interest income of $103 million and $303 million during the three and nine months ended September 30, 2019, respectively, and $93 million and $268 million during the three and nine months ended September 30, 2018, respectively. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2019 and 2018, the Company originated vacation ownership contract receivables of $1.16 billion and $1.13 billion, respectively, and received principal collections of $696 million and $674 million, respectively. The weighted average interest rate on outstanding vacation ownership contract receivables was 14.3% and 14.1% as of September 30, 2019 and December 31, 2018, respectively.

The activity in the allowance for loan losses on vacation ownership contract receivables was as follows:

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	373
Contract receivables write-offs, net	(340)
Allowance for loan losses as of September 30, 2019	$767

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	350
Contract receivables write-offs, net	(298)
Allowance for loan losses as of September 30, 2018	$743

The Company recorded a provision for loan losses of $135 million and $373 million as a reduction of net revenues during the three and nine months ended September 30, 2019 and $132 million and $350 million for the three and nine months ended September 30, 2018, respectively.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores (based on the policy described above):

	As of September 30, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,049	$1,085	$188	$138	$241	$3,701
31 - 60 days	23	35	20	4	2	84
61 - 90 days	13	21	16	3	1	54
91 - 120 days	11	16	16	3	—	46
Total	$2,096	$1,157	$240	$148	$244	$3,885

	As of December 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,996	$1,041	$166	$135	$246	$3,584
31 - 60 days	22	35	18	6	2	83
61 - 90 days	15	22	13	3	1	54
91 - 120 days	12	17	16	4	1	50
Total	$2,045	$1,115	$213	$148	$250	$3,771

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

9.	Inventory
Inventory consisted of:

	September 30, 2019	December 31, 2018
Land held for VOI development	$3	$4
VOI construction in process	33	45
Inventory sold subject to repurchase	29	33
Completed VOI inventory	791	797
Estimated VOI recoveries	289	286
Exchange & Rentals vacation credits and other	64	59
Total inventory	$1,209	$1,224

During the nine months ended September 30, 2019, the Company had net transfers of less than $1 million of VOI inventory from property and equipment and $59 million net transfers of VOI inventory to property and equipment during the same period in 2018.

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

Inventory Obligations
The following table summarizes the activity related to the Company’s inventory obligations:

	Avon (a)	Las Vegas (a)	Austin (a)	Other (b)	Total
December 31, 2017	$22	$60	$62	$6	$150
Purchases	—	12	—	113	125
Payments	(11)	(33)	(31)	(110)	(185)
September 30, 2018	$11	$39	$31	$9	$90

December 31, 2018	$11	$52	$31	$6	$100
Purchases	—	13	1	93	107
Payments	(11)	(36)	(32)	(86)	(165)
September 30, 2019	$—	$29	$—	$13	$42

(a)	Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $124 million as of September 30, 2019.

10.	Property and Equipment
Property and equipment, net, consisted of:

	September 30, 2019	December 31, 2018
Land	$31	$30
Building and leasehold improvements	615	588
Furniture, fixtures and equipment	240	250
Capitalized software	667	604
Finance leases	13	12
Construction in progress	46	81
Total property and equipment	1,612	1,565
Less: Accumulated depreciation and amortization	889	853
Property and equipment, net	$723	$712

11.	Debt
The Company’s indebtedness consisted of:

	September 30, 2019	December 31, 2018
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,938	$1,839
$800 million bank conduit facility (due August 2021) (c)	556	518
Total	$2,494	$2,357

Debt: (d)
$1.0 billion secured revolving credit facility (due May 2023) (e)	$357	$181
$300 million secured term loan B (due May 2025)	294	296
$40 million 7.375% secured notes (due March 2020)	40	40
$250 million 5.625% secured notes (due March 2021)	249	249
$650 million 4.25% secured notes (due March 2022) (f)	649	649
$400 million 3.90% secured notes (due March 2023) (g)	404	405
$300 million 5.40% secured notes (due April 2024)	298	297
$350 million 6.35% secured notes (due October 2025) (h)	342	341
$400 million 5.75% secured notes (due April 2027) (i)	410	388
Finance leases	4	3
Other	—	32
Total	$3,047	$2,881

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.13 billion and $3.03 billion of underlying gross vacation ownership contract receivables and related assets (which legally are not assets of the Company) as of September 30, 2019 and December 31, 2018, respectively.

(b)	The carrying amounts of the term notes are net of debt issuance costs aggregating $23 million and $21 million as of September 30, 2019 and December 31, 2018, respectively.

(c)
The Company has borrowing capability under the Sierra Receivable Funding Conduit II 2008-A facility through August 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2022.

(d)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $9 million and $11 million as of September 30, 2019 and December 31, 2018, respectively, and net of unamortized debt financing costs of $5 million and $6 million as of September 30, 2019 and December 31, 2018, respectively.

(e)	For the nine months ended September 30, 2019, the weighted average effective interest rate on borrowings from this facility was 5.44%.

(f)	Includes $1 million of unamortized gains from the settlement of a derivative as of September 30, 2019 and December 31, 2018.

(g)	Includes $5 million and $6 million of unamortized gains from the settlement of a derivative as of September 30, 2019 and December 31, 2018.

(h)	Includes $6 million and $7 million of unamortized losses from the settlement of a derivative as of September 30, 2019 and December 31, 2018.

(i)
Includes $13 million of unamortized gains from the settlement of a derivative as of September 30, 2019, and $8 million decrease in the carrying value resulting from a fair value hedge derivative as of December 31, 2018.

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

Fair Value Hedges
During the first quarter of 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 5.75% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable London Interbank Offered Rate (“LIBOR”) based index. During 2019, the Company terminated these swap agreements resulting in a gain of $13 million which will be amortized over the remaining life of the secured notes as a reduction to Interest expense on the Condensed Consolidated Statements of Income. The Company had $13 million of deferred gains associated with this transaction as of September 30, 2019, which are included within Debt on the Condensed Consolidated Balance Sheets.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2019 matures as follows:

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$203	$41	$244
Between 1 and 2 years	241	251	492
Between 2 and 3 years	687	650	1,337
Between 3 and 4 years	221	761	982
Between 4 and 5 years	235	298	533
Thereafter	907	1,046	1,953
	$2,494	$3,047	$5,541

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying vacation ownership contract receivables. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of September 30, 2019, available capacity under the Company’s borrowing arrangements was as follows:

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$800	$1,000
Less: Outstanding borrowings	556	357
Less: Letters of credit	—	20
Available capacity	$244	$623

(a)
Consists of the Company’s Sierra Receivable Funding Conduit II 2008-A facility. The capacity of this facility is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2019, our interest coverage ratio was 7.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2019, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
During the three and nine months ended September 30, 2019, the Company incurred interest expense of $40 million and $122 million, respectively, on debt excluding non-recourse vacation ownership debt, including an offset of $1 million and $2 million of capitalized interest. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $119 million during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2018, the Company incurred interest expense of $37 million and $129 million, respectively, on debt excluding non-recourse vacation ownership debt, including an offset of less than $1 million and $1 million of capitalized interest. Such amounts are included within Interest expense on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $128 million during the nine months ended September 30, 2018.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt during the three and nine months ended September 30, 2019 was $26 million and $78 million, respectively, and $23 million and $62 million during the three and nine months ended September 30, 2018, respectively, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $61 million and $41 million for the nine months ended September 30, 2019 and 2018.

Transition from LIBOR
The Company is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently the Company has debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

12.	Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows:

	September 30, 2019	December 31, 2018
Securitized contract receivables, gross (a)	$2,988	$2,883
Securitized restricted cash (b)	114	120
Interest receivables on securitized contract receivables (c)	25	23
Other assets (d)	3	3
Total SPE assets	3,130	3,029
Non-recourse term notes (e) (f)	1,938	1,839
Non-recourse conduit facilities (e)	556	518
Other liabilities (g)	7	3
Total SPE liabilities	2,501	2,360
SPE assets in excess of SPE liabilities	$629	$669

(a)	Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $23 million and $21 million as of September 30, 2019 and December 31, 2018, respectively, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has vacation ownership contract receivables that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $897 million and $888 million as of September 30, 2019 and December 31, 2018, respectively.

A summary of total vacation ownership contract receivables and other securitized assets, net of non-recourse liabilities and the allowance for loan losses, is as follows:

	September 30, 2019	December 31, 2018
SPE assets in excess of SPE liabilities	$629	$669
Non-securitized contract receivables	897	888
Less: Allowance for loan losses	767	734
Total, net	$759	$823

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

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated this SPE. During the first quarter of 2019, the Company made its final purchase of VOI inventory from the SPE, and the debt was extinguished.

The assets and liabilities of the Saint Thomas Property SPE were as follows:

December 31, 2018
Property and equipment, net	$23
Total SPE assets	23
Debt (a)	32
Total SPE liabilities	32
SPE equity (deficit)	$(9)

(a)	Included $32 million relating to mortgage notes, which are included in Debt on the Condensed Consolidated Balance Sheets as of December 31, 2018.

During the nine months ended September 30, 2019 and 2018, the SPE conveyed $23 million and $17 million, respectively, of property and equipment to the Company.

13.	Fair Value
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

The Company’s derivative instruments currently consist of interest rate caps and foreign exchange forward contracts.

As of September 30, 2019, the Company had foreign exchange contracts of $1 million which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net	$3,118	$3,924	$3,037	$3,662
Liabilities
Debt	$5,541	$5,663	$5,238	$4,604

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

14.	Derivative Instruments and Hedging Activities
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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2019 the company does not have any fair value interest rate hedges.

Losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2019 and 2018 were not material.

15.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate decreased from 28.0% during the three months ended September 30, 2018 to 25.4% during the three months ended September 30, 2019 primarily due to lower state income taxes and a tax benefit resulting from a post-separation internal restructuring.

The Company’s effective tax rate decreased from 41.2% during the nine months ended September 30, 2018 to 26.4% during the nine months ended September 30, 2019 primarily due to the absence of non-cash tax charges in 2018 related to the sale of the European vacation rentals business and the separation of the hotel business, as well as, lower state income taxes in 2019.

The Company made cash income tax payments, net of tax refunds, of $82 million and $101 million during the nine months ended September 30, 2019 and 2018, respectively. The Company also made cash income tax payments of $39 million during the nine months ended September 30, 2019 resulting from the sale of the Company’s European vacation rentals business. In addition, the Company made cash income tax payments, net of refunds, of $10 million during the nine months ended September 30, 2018 related to discontinued operations.

16. Leases
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

We lease property and equipment under finance and operating leases for our corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Many of our leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into our determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the statement of income.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The majority of our leases have remaining lease terms of one year to 20 years, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.

As of September 30, 2019, the Company had right-of-use assets of $151 million and related lease liabilities of $198 million. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The table below presents certain information related to the lease costs for finance and operating leases:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$9	$28

Short-term lease cost	$6	$18

Finance lease cost:
Amortization of right-of-use assets	$—	$1
Interest on lease liabilities	—	—
Total finance lease cost	$—	$1

The table below presents supplemental cash flow information related to leases:

Nine Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17
Finance leases	$2

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	Balance Sheet Classification	September 30, 2019
Operating Leases:
Operating lease right-of-use assets	Other assets	$151
Operating lease liabilities	Accrued expenses and other liabilities	$198

Finance Leases:
Finance lease assets (a)	Property and equipment, net	$5
Finance lease liabilities	Debt	$4

Weighted Average Remaining Lease Term:
Operating leases		9.4 years
Finance leases		2.9 years
Weighted Average Discount Rate:
Operating leases (b)		6.5%
Finance leases		4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of September 30, 2019:

	Operating Leases	Finance Leases
Three months ending December 31, 2019	$9	$—
2020	37	2
2021	34	1
2022	30	1
2023	28	—
Thereafter	126	—
Total minimum lease payments	264	4
Less: Amount of lease payments representing interest	(66)	—
Present value of future minimum lease payments	$198	$4

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

Subsequent to the spin-off of Wyndham Hotels and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during the nine months ended September 2019, the Company recorded $12 million of non-cash impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. These impairment charges are included within Separation and related costs on the Condensed Consolidated Statements of Income.

17. Commitments and Contingencies
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

The Company believes that it has adequately accrued for such matters with reserves of $13 million and $14 million as of September 30, 2019 and December 31, 2018. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off of Wyndham Hotels and matters relating to the sale of the European vacations rentals business, which are discussed in Note 24—Transactions with Former Parent and Former Subsidiaries.

For matters not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $46 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 9—Inventory for additional details.

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 24—Transactions with Former Parent and Former Subsidiaries.

18. Accumulated Other Comprehensive (Loss)/Income
The components of Accumulated Other Comprehensive (Loss)/Income are as follows:

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive (loss) before reclassifications	(26)	—	—	(26)
Amount reclassified to earnings	—	1	—	1
Balance, September 30, 2019	$(173)	$(1)	$2	$(172)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive (loss) before reclassifications	1	(1)	—	—
Amount reclassified to earnings	—	—	—	—
Balance, September 30, 2019	$95	$1	$(1)	$95

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive (loss) before reclassifications	(25)	(1)	—	(26)
Amount reclassified to earnings	—	1	—	1
Balance, September 30, 2019	$(78)	$—	$1	$(77)

(a)
Includes impact of the Company’s early adoption of new accounting guidance in the fourth quarter of 2018 which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained Earnings.

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2017	$(96)	$(2)	$(5)	$(103)
Other comprehensive (loss)	(52)	—	—	(52)
Amount reclassified to earnings	24	1	5	30
Balance, September 30, 2018	$(124)	$(1)	$—	$(125)

Tax
Balance, December 31, 2017	$89	$2	$1	$92
Other comprehensive income	4	—	—	4
Amount reclassified to earnings	—	(1)	(1)	(2)
Balance, September 30, 2018	$93	$1	$—	$94

Net of Tax
Balance, December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive (loss)	(48)	—	—	(48)
Amount reclassified to earnings	24	—	4	28
Balance, September 30, 2018	$(31)	$—	$—	$(31)

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

Reclassifications out of accumulated other comprehensive (loss)/income are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$—	$(24)
Net income attributable to Wyndham Destinations shareholders	$—	$—	$—	$(24)

Unrealized losses on cash flow hedge, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$(1)	$—
Net income attributable to Wyndham Destinations shareholders	$—	$—	$(1)	$—

Defined benefit pension plans, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$—	$(4)
Net income attributable to Wyndham Destinations shareholders	$—	$—	$—	$(4)

19.  Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018 (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2019, 13.8 million shares remain available.

Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2019, the Company granted incentive equity awards to key employees and senior officers totaling $26 million in the form of RSUs, $7 million in the form of PSUs and $5 million in the form of stock options. Of these awards, the NQs and majority of RSUs will vest ratably over a period of four years, and the PSUs will cliff vest on the third anniversary of the grant date; contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the nine months ended September 30, 2019 consisted of the following:

	Balance, December 31, 2018	Granted	Vested/Exercised	Forfeitures(a)	Balance, September 30, 2019
RSUs
Number of RSUs	0.9	0.5	(0.3)	(0.1)	1.0	(b)
Weighted average grant price	$50.54	$44.30	$53.65	$47.52	$46.32

PSUs
Number of PSUs	—	0.2	—		0.2	(c)
Weighted average grant price	$—	$44.38	$—		$44.38

SSARs
Number of SSARs	0.2	—	—		0.2	(d)
Weighted average grant price	$34.24	$—	$—		$34.24

NQs
Number of NQs	0.8	0.6	—		1.4	(e)
Weighted average grant price	$48.71	$44.38	$—		$46.84

(a)	The Company recognizes forfeitures as they occur.

(b)	Aggregate unrecognized compensation expense related to RSUs was $42 million as of September 30, 2019, which is expected to be recognized over a weighted average period of 3.1 years.

(c)	Maximum aggregate unrecognized compensation expense related to PSUs was $6 million as of September 30, 2019, which is expected to be recognized over a weighted average period of 3.4 years

(d)	There were 0.2 million SSARs that were exercisable as of September 30, 2019. There was no unrecognized compensation expense related to SSARs as of September 30, 2019 as all SSARs were vested.

(e)	Unrecognized compensation expense for NQs was $9 million as of September 30, 2019, which is expected to be recognized over a weighted average period of 3.0 years.

The fair value of stock options granted by the Company during 2019 was estimated on the date of this grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2019
Grant date fair value	$8.98
Grant date strike price	$44.38
Expected volatility	29.97%
Expected life	6.3 years
Risk-free interest rate	2.59%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $5 million and $17 million during the three and nine months ended September 30, 2019 and $12 million and $142 million during the three and nine months ended September 30, 2018, related to incentive equity awards granted to key employees, senior officers and non-employee directors. Such stock-based compensation expense included expense related to discontinued operations of $22 million for the nine months ended September 30, 2018. Stock-based compensation expense of $4 million for the nine months ended September 30, 2019, and $9 million and $100 million for the three and nine months ended September 30, 2018, respectively, have been classified within Separation and related costs within continuing operations.

The Company paid $4 million and $56 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2019 and 2018, respectively.

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

20.	Segment Information
The Company has two operating segments: Vacation Ownership and Exchange & Rentals. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs and provides property management services at resorts. The Exchange & Rentals segment provides vacation exchange services and products to owners of VOIs and manages and markets vacation rental properties primarily on behalf of independent owners. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which is currently part of its Exchange & Rentals segment and during the third quarter of 2019 the Company entered into an agreement for the sale of this business, which closed on October 22, 2019. The assets and liabilities of this business have been classified as held-for-sale. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and Income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2019	2018	2019	2018
Vacation Ownership	$858	$820	$2,351	$2,251
Exchange & Rentals	250	243	716	727
Total reportable segments	1,108	1,063	3,067	2,978
Corporate and other (a)	(3)	(1)	(5)	(2)
Total Company	$1,105	$1,062	$3,062	$2,976

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income to Adjusted EBITDA	2019	2018	2019	2018
Net income attributable to Wyndham Destinations shareholders	$135	$148	$339	$560
Loss from operations of discontinued businesses, net of income taxes	—	3	—	52
Gain on disposal of discontinued businesses, net of income taxes	—	(20)	(5)	(452)
Provision for income taxes	46	51	120	112
Depreciation and amortization	31	32	90	105
Interest expense	40	37	122	129
Interest (income)	(1)	—	(6)	(3)
Separation and related costs (b)	7	35	44	198
Restructuring	—	—	4	—
Asset impairments	—	(4)	—	(4)
Legacy items	—	—	1	—
Acquisition and divestiture related costs	4	—	4	—
Stock-based compensation	5	3	13	21
Value-added tax refund	—	(16)	—	(16)
Adjusted EBITDA	$267	$269	$726	$702

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2019	2018	2019	2018
Vacation Ownership	$203	$203	$534	$530
Exchange & Rentals	83	79	234	228
Total reportable segments	286	282	768	758
Corporate and other (a)	(19)	(13)	(42)	(56)
Total Company	$267	$269	$726	$702

(a)	Includes the elimination of transactions between segments.

(b)	Includes $4 million of stock based compensation expenses for the nine months ended September 30, 2019 and $9 million and $100 million for the three and nine months ended September 30, 2018.

Segment Assets (a)	September 30, 2019	December 31, 2018
Vacation Ownership	$5,603	$5,421
Exchange & Rentals	1,487	1,376
Total reportable segments	7,090	6,797
Corporate and other	259	158
Assets held-for-sale	214	203
Total Company	$7,563	$7,158

(a)	Excludes investment in consolidated subsidiaries.

21.	Separation and Transaction Costs
During the three and nine months ended September 30, 2019, the Company incurred $7 million and $44 million of expenses in connection with the Spin-off completed on May 31, 2018 which are reflected within continuing operations. These Spin-off related costs were related to stock compensation modification, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures, and equipment as a result of the Company abandoning portions of its administrative offices in New Jersey. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint.

During the three and nine months ended September 30, 2018, the Company incurred $35 million and $198 million of expenses, respectively, in connection with the Spin-off which are reflected in continuing operations. These costs were comprised of stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during the nine months ended September 30, 2018, the Company incurred $93 million of separation-related expenses in connection with the Spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance, and other employee-related costs.

22.	Impairments
During the third quarter of 2018, the Company sold a property located in Las Vegas, Nevada which was previously impaired by $27 million. The Company received net proceeds of $11 million resulting in a gain on sale of $8 million, which is included within Asset impairments on the Condensed Consolidated Statements of Income.

Also during the third quarter of 2018, the Company updated its long-term development goals as a result of changes in market conditions which resulted in $4 million of additional impairment charges on previously impaired properties. This additional impairment expense and the Las Vegas impairment reversal, resulted in a net impairment reversal of $4 million for the three and nine months ended September 30, 2018.

Refer to Note 21—Separation and Transaction Costs, for discussion of the additional impairments associated with the spin-off of Wyndham Hotels.

23.	Restructuring
2018 Restructuring Plans
During 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Exchange & Rentals segment, and (iii) $1 million at the Company’s corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the nine months ended September 30, 2019, the Company incurred an additional $2 million of restructuring expenses at its corporate operations and an additional $2 million at its Vacation Ownership segment. The Company reduced its restructuring liability by $11 million of cash payments during the nine months ended September 30, 2019. The remaining 2018 restructuring liability of $5 million is expected to be paid by the end of 2021.

The Company has additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of September 30, 2019 is related to leased facilities and is expected to be paid by 2020.

The activity associated with the Company’s restructuring plans is summarized as follows:

	Liability as of			Liability as of
	December 31, 2018	Costs Recognized	Cash Payments	September 30, 2019
Personnel-related	$12	$4	$(11)	$5
	$12	$4	$(11)	$5

24.	Transactions with Former Parent and Former Subsidiaries
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

As of September 30, 2019, the Cendant separation and related liabilities of $14 million are comprised of $12 million for tax liabilities and $2 million for other contingent and corporate liabilities. These liabilities were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2018, the Company had $18 million of Cendant separation-related liabilities, which were recorded within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Wyndham Destinations entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the distribution including the Separation and Distribution Agreement, the Employee Matters Agreements, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three and nine months ended September 30, 2019, transition service agreement expenses of $1 million and $2 million were included in General and administrative expense, and less than $1 million and $2 million were included in Separation and related costs on the Condensed Consolidated Statements of Income. Transition service agreement income during the nine months ended September 30, 2019 was $1 million, included in Other revenue on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2018, transition service agreement expenses were $3 million and $4 million, respectively, transition service agreement income was $2 million and $3 million.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Compass IV Limited, an affiliate of Platinum Equity, LLC (“Buyer”) has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Such post-closing credit support included a guarantee of up to $180 million which expired on June 30, 2019.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2019. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In January 2019, the Company reached an agreement with the Buyer on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two-thirds and one-third, respectively, in the European vacation rentals business' final net proceeds (as defined by the sales agreement), adjusted for certain items including the return of the escrow, post–closing adjustments, transaction expenses and estimated taxes. The Company paid $40 million to Wyndham Hotels in the second quarter of 2019.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify the Buyer against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications increased by $2 million to a total of $45 million at September 30, 2019. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at September 30, 2019. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s Investors Service and BB for Standard & Poor’s Rating Services. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities at September 30, 2019. Total receivables of $23 million were included in Other assets on the Condensed Consolidated Balance Sheets at September 30, 2019, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible. The total change in expired guarantees and returned escrow offset by increased tax liabilities increased the gain on sale of the European vacation rentals business by $6 million during the second quarter of 2019.

During the second quarter of 2019, the Buyer proposed certain post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. While the Company intends to vigorously dispute these proposed adjustments, at this time we cannot reasonably estimate the probability or amount of the potential liability owed to the Buyer, if any. Any actual liability would be split two-thirds and one-third between the Company and Wyndham Hotels, respectively, and the impact would be included in discontinued operations.

Wyndham Destinations entered into a transition service agreement with the European vacation business, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three and nine months ended September 30, 2019, transition service agreement expenses were $1 million and $2 million and transition service agreement income was $1 million and $2 million, respectively. During the three and nine months ended September 30, 2018, transition service agreement expenses were $1 million and $3 million, respectively, and transition service agreement income was $1 million and $3 million, respectively. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenue on the Condensed Consolidated Statements of Income.

25. Related Party Transactions
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

26.	Subsequent Events
Timeshare Conduit
On October 2, 2019, the Company closed on a non-recourse timeshare receivables conduit facility for a two year term through September 30, 2021, issued by JP Morgan and Bank of America. This conduit is denominated in AUD and NZD with an initial USD equivalent principal amount of $200 million, which is secured by vacation ownership contract receivables and bears interest at variable rates based on the representative variable rate plus 1.50%. The advance rate for this transaction was 88.00%.

North American Vacation Rentals Business
On October 22, 2019, the Company completed the previously announced sale of its North American vacation rentals business to Vacasa for a purchase price of $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa equity. The purchase agreement contains customary post-closing adjustments.

Sierra Timeshare 2019-3 Receivables Funding LLC
On October 23, 2019, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2019-3 Receivables Fundings LLC, with an initial principal amount of $300 million, which are secured by vacation ownership contract receivables and bear interest at a weighted average coupon rate of 2.76%. The advance rate for this transaction was 98.00%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. (“Wyndham Destinations” or the “Company”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity or political strife, operating risks associated with the vacation ownership and vacation exchange and rentals businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) or the divestiture of our European vacation rentals business, unanticipated developments related to the impact of the Spin-off, the divestiture of our European vacation rentals business and related transactions on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the Spin-off and the divestiture of our European vacation rentals business, our ability to execute on our strategy, the divestiture of Wyndham Vacation Rentals or the acquisition of Alliance Reservations Network may not prove successful and could result in operating difficulties, the timing and amount of future dividends and share repurchases and those disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

North American Vacation Rentals Business
During 2018, we decided to explore strategic alternatives for our North American vacation rentals business. On July 30, 2019, we entered into an agreement for the sale of our North American vacation rentals business. The assets and liabilities of this business have been classified as held-for-sale as of September 30, 2019 and December 31, 2018. This business does not meet the criteria to be classified as a discontinued operation; therefore, the results are reflected within continuing operations on the Condensed Consolidated Statements of Income. On October 22, 2019, we closed on the sale of this business. For further details see Note 7—Held-for-Sale Business and Note 26—Subsequent Events to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued Operations
During 2018, we completed the Spin-off of our hotel business and the sale of our European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its prior period Condensed Consolidated Financial Statements and related notes. For further details see Note 6—Discontinued Operations to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2019 and 2018. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2019	2018	% Change (g)
Vacation Ownership
Gross VOI sales (in millions) (a) (h)	$663	$640	3.6
Tours (in 000s) (b)	269	259	3.8
Volume Per Guest (“VPG”) (c)	$2,332	$2,350	(0.7)
Exchange & Rentals (d)
Average number of members (in 000s) (e)	3,895	3,857	1.0
Exchange revenue per member (f)	$162.47	$163.84	(0.8)

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

(c)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $35 million and $31 million during the three months ended September 30, 2019 and 2018, respectively. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

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

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Gross VOI sales to net Vacation ownership interest sales for the three months ended September 30, 2019 and 2018 (in millions):

	2019	2018
Vacation ownership interest sales, net	$528	$503
Loan loss provision	135	132
Gross VOI sales, net of Fee-for-Service sales	663	635
Fee-for-Service sales (1)	—	5
Gross VOI sales	$663	$640

(1)
Represents total sales of VOIs through our Fee-for-Service program designed to offer turn-key solutions for developers or banks in possession of newly developed inventory, which we will sell for a commission fee through our extensive sales and marketing channels. There were no Fee-for-Service commission revenues for the three months ended September 30, 2019 and $4 million for the three months ended September 30, 2018. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018
Our consolidated results are as follows:

	Three Months Ended September 30,
	2019	2018	Favorable/(Unfavorable)
Net revenues	$1,105	$1,062	$43
Expenses	891	865	(26)
Operating income	214	197	17
Other (income), net	(6)	(22)	(16)
Interest expense	40	37	(3)
Interest (income)	(1)	—	1
Income before income taxes	181	182	(1)
Provision for income taxes	46	51	5
Net income from continuing operations	135	131	4
Loss from operations of discontinued businesses, net of income taxes	—	(3)	3
Gain on disposal of discontinued businesses, net of income taxes	—	20	(20)
Net income attributable to Wyndham Destinations shareholders	$135	$148	$(13)

Net revenues increased $43 million for the three months ended September 30, 2019 compared with the same period last year. Revenue growth of $47 million (4.4%) was offset by unfavorable foreign currency of $4 million (0.4%). Excluding foreign currency, the increase in net revenues was primarily the result of:

•	$41 million of higher revenues at our Vacation Ownership segment primarily resulting from an increase in net VOI sales, property management revenues, and consumer financing revenues; and

•
$8 million of increased revenues at our Exchange & Rentals segment primarily driven by an increase in ancillary revenues as a result of the acquisition of Alliance Reservation Network, LLC (“ARN”), partially offset by the loss of Wyndham Hotels and Resorts servicing revenues as a result of the Spin-off.

Expenses increased $26 million for the three months ended September 30, 2019 compared with the same period last year. The increase in expenses of $29 million (3.4%) was favorably impacted by foreign currency of $3 million (0.3%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:

•	$30 million increase in expenses from operating activities driven by higher revenues at our Vacation Ownership segment and $11 million at our newly acquired ARN business;

•	$13 million increase in general and administrative expenses driven by our Corporate and Vacation Ownership segments; and

•	$12 million increase in marketing costs driven by our Vacation Ownership segment due to our emphasis on adding new owners; partially offset by

•	$28 million decrease in separation costs.

Other income, net of other expenses decreased by $16 million for the three months ended September 30, 2019 compared with the same period last year, primarily due to value-added tax refunds in 2018.

Interest expense increased $3 million for the three months ended September 30, 2019 compared with the same period last year primarily due to an increase in the average outstanding revolving credit facility balances.

Our effective tax rates were 25.4% and 28.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to lower state income taxes and a tax benefit resulting from a post-separation internal restructuring.

Our results of operations reflect a negative impact from hurricane Dorian in September 2019. We estimate that the hurricane reduced our revenues, Adjusted EBITDA and net income by $16 million, $9 million and $7 million, respectively. Our results of operations for the three months ended September 30, 2018 reflect the negative impact of hurricane Florence. We estimate that hurricane Florence reduced our revenues, Adjusted EBITDA, and net income by $13 million, $10 million, and $7 million, respectively.

Gain on disposal of discontinued businesses, net of income taxes was $20 million for the three months ended September 30, 2018, due to the release of escrow related to the sale of the European vacation rentals business, partially offset by the fair value of a related guarantee provided by the Company.

As a result of these items, net income attributable to Wyndham Destinations shareholders decreased by $13 million for the three months ended September 30, 2019 as compared to the same period last year.

Our segment results are as follows:

	Three Months Ended
	September 30,
Net revenues	2019	2018
Vacation Ownership	$858	$820
Exchange & Rentals	250	243
Total reportable segments	1,108	1,063
Corporate and other (a)	(3)	(1)
Total Company	$1,105	$1,062

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2019	2018
Net income attributable to Wyndham Destinations shareholders	$135	$148
Loss from operations of discontinued businesses, net of income taxes	—	3
Gain on disposal of discontinued businesses, net of income taxes	—	(20)
Provision for income taxes	46	51
Depreciation and amortization	31	32
Interest expense	40	37
Interest (income)	(1)	—
Separation and related costs (b)	7	35
Asset impairments	—	(4)
Acquisition and divestiture related costs	4	—
Stock-based compensation	5	3
Value-added tax refund	—	(16)
Adjusted EBITDA	$267	$269

	Three Months Ended
	September 30,
Adjusted EBITDA	2019	2018
Vacation Ownership	$203	$203
Exchange & Rentals	83	79
Total reportable segments	286	282
Corporate and other (a)	(19)	(13)
Total Company	$267	$269

(a)	Includes the elimination of transactions between segments.

(b)	Includes $9 million of stock based compensation expenses for the three months ended September 30, 2018.

Vacation Ownership
Net revenues increased $38 million and Adjusted EBITDA was flat during the three months ended September 30, 2019 compared with the same period of 2018. Revenue growth of $41 million (5.0%) was offset by unfavorable foreign currency of $3 million (0.4%). Adjusted EBITDA growth of $1 million (0.5%) was offset by unfavorable foreign currency of $1 million (0.5%).

Increases in net revenues excluding the impact of currency were primarily driven by:

•
$30 million increase in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 3.8% increase in tours, reflecting our continued focus on new owner generation; partially offset by a $2 million increase in our provision for loan losses associated with higher gross VOI sales;

•	$7 million increase in property management revenues primarily due to higher management fees;

•	$7 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance; and

•	$2 million increase in ancillary revenues; partially offset by

•	$3 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$11 million increase in marketing costs due to our emphasis on adding new owners, which typically carry a higher cost per tour;

•	$10 million increase in sales and commission expenses primarily due to higher gross VOI sales;

•	$7 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales and higher VOI product costs;

•	$6 million increase in general and administrative expense primarily due to higher legal fees and employee-related costs;

•	$3 million increase in consumer financing interest expense primarily due to a higher average loan balance on our non-recourse debt;

•	$3 million increase in maintenance fees on unsold inventory; partially offset by

•	$2 million decrease in commission expense as a result of lower Fee-for-Service VOI sales.

Exchange & Rentals
Net revenues increased $7 million and Adjusted EBITDA increased $4 million during the three months ended September 30, 2019 compared with the same period during 2018. Revenue growth of $8 million (3.3%) was offset by unfavorable foreign currency of $1 million (0.4%). Adjusted EBITDA growth of $4 million (5.1%) was not materially impacted by foreign currency.

Increases in net revenues excluding the impact of currency were primarily driven by:

•
$8 million net increase in ancillary revenues driven by $12 million at our newly acquired ARN business; partially offset by the loss of Wyndham Hotels and Resorts servicing revenues, which were discontinued as a result of the Spin-off, and lower transitional servicing revenue related to the sale of the European vacation rentals business.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$5 million decrease in general and administrative expenses primarily related to lower information technology costs; partially offset by

•	$8 million increase in operating costs primarily driven by $11 million from our newly acquired ARN business, partially offset by $3 million of lower operating costs at our other businesses.

Corporate and other
Corporate Adjusted EBITDA decreased $6 million during the three months ended September 30, 2019 compared to 2018. The decrease was primarily due to higher information technology costs and personnel costs.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018
Our consolidated results are as follows:

	Nine Months Ended September 30,
	2019	2018	Favorable/(Unfavorable)
Net revenues	$3,062	$2,976	$86
Expenses	2,510	2,611	101
Operating income	552	365	187
Other (income), net	(18)	(33)	(15)
Interest expense	122	129	7
Interest (income)	(6)	(3)	3
Income before income taxes	454	272	182
Provision for income taxes	120	112	(8)
Net income from continuing operations	334	160	174
Loss from operations of discontinued businesses, net of income taxes	—	(52)	52
Gain on disposal of discontinued businesses, net of income taxes	5	452	(447)
Net income attributable to Wyndham Destinations shareholders	$339	$560	$(221)

Net revenues increased $86 million for the nine months ended September 30, 2019 compared with the same period last year. Revenue growth of $104 million (3.5%) was offset by unfavorable foreign currency of $18 million (0.6%). Excluding foreign currency, the increase in net revenues was primarily the result of:

•
$111 million of higher revenues at our Vacation Ownership segment primarily resulting from increases in net VOI sales, consumer financing revenues, and property management revenues; partially offset by

•
$4 million of decreased revenues at our Exchange & Rentals segment primarily driven by a change in customer mix, lower other product revenue, lower inventory levels, the loss of Wyndham Hotels and Resorts servicing revenues as a result of the Spin-off, and lower transitional servicing revenue related to the sale of the European vacation rentals business; partially offset by an increase in ancillary revenues related to the acquisition of ARN.

Expenses decreased $101 million for the nine months ended September 30, 2019 compared with the same period last year. The decrease in expenses of $87 million (3.3%) was favorably impacted by foreign currency of $14 million (0.5%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$154 million decrease in separation costs;

•	$22 million decrease in general and administrative expenses driven by our Corporate and Exchange & Rentals segments; and

•
$15 million decrease in depreciation and amortization primarily due to the conveyance of Wyndham Worldwide headquarters to Wyndham Hotels at Spin-off and the designation of the North American vacation rentals business as held-for-sale; partially offset by

•	$50 million increased expenses from operating activities driven by higher revenues at our Vacation Ownership segment and $11 million at our newly acquired ARN business; and

•	$46 million increase in marketing costs driven by our Vacation Ownership segment due to the emphasis on adding new owners and an increase in licensing fees for the use of the Wyndham tradename.

Other income, net of other expenses decreased by $15 million for the nine months ended September 30, 2019 compared with the same period last year, primarily due to value-added tax refunds in 2018.

Interest expense decreased $7 million for the nine months ended September 30, 2019 compared with the same period last year primarily due to lower average outstanding revolving credit facility balances.

Our effective tax rates were 26.4% and 41.2% for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to the absence of non-cash tax charges in 2018 related to the sale of the European vacation rentals business and the separation of the hotel business, as well as, lower state income taxes in 2019.

Our results of operations reflect a negative impact from hurricane Dorian in September 2019. We estimate that the hurricane reduced our revenues, Adjusted EBITDA and net income by $16 million, $9 million and $7 million, respectively. Our results of operations for the nine months ended September 2018 reflect the negative impact of hurricane Florence. We estimate that hurricane Florence reduced our revenues, Adjusted EBITDA, and net income by $13 million, $10 million, and $7 million, respectively.

For the nine months ended September 30, 2018, there was a loss from operations of discontinued businesses, net of income taxes of $52 million associated with the completion of the Spin-off and the sale of the European vacation rentals business.

Gain on disposal of discontinued businesses, net of income taxes was $5 million for the nine months ended September 30, 2019 mainly due to the release of funds held in escrow related to the sale of the European vacation rentals business in 2018. The $452 million recognized for the nine months ended September 30, 2018 represents the gain on sale of the European vacation rentals business.

As a result of these items, net income attributable to Wyndham Destinations shareholders decreased $221 million for the nine months ended September 30, 2019 as compared to the same period last year.

Our segment results are as follows:

	Nine Months Ended September 30,
Net Revenues	2019	2018
Vacation Ownership	$2,351	$2,251
Exchange & Rentals	716	727
Total reportable segments	3,067	2,978
Corporate and other (a)	(5)	(2)
Total Company	$3,062	$2,976

Reconciliation of Net income to Adjusted EBITDA	Nine Months Ended September 30,
	2019	2018
Net income attributable to Wyndham Destinations shareholders	$339	$560
Loss from operations of discontinued businesses, net of income taxes	—	52
Gain on disposal of discontinued businesses, net of income taxes	(5)	(452)
Provision for income taxes	120	112
Depreciation and amortization	90	105
Interest expense	122	129
Interest (income)	(6)	(3)
Separation and related costs (b)	44	198
Restructuring	4	—
Asset impairments	—	(4)
Legacy items	1	—
Acquisition and divestiture related costs	4	—
Stock-based compensation	13	21
Value-added tax refund	—	(16)
Adjusted EBITDA	$726	$702

	Nine Months Ended September 30,
Adjusted EBITDA	2019	2018
Vacation Ownership	$534	$530
Exchange & Rentals	234	228
Total reportable segments	768	758
Corporate and other (a)	(42)	(56)
Total Company	$726	$702

(a)    Includes the elimination of transactions between segments.

(b)	Includes $4 million and $100 million of stock based compensation expenses for the nine months ended September 30, 2019 and 2018.

Vacation Ownership
Net revenues increased $100 million and Adjusted EBITDA increased $4 million during the nine months ended September 30, 2019 compared with the same period of 2018. Revenue growth of $111 million (4.9%) was offset by unfavorable foreign currency of $11 million (0.5%). Adjusted EBITDA growth of $8 million (1.5%) was offset by unfavorable foreign currency of $4 million (0.8%).
Increases in net revenues excluding the impact of currency were primarily driven by:

•
$92 million increase in gross VOI sales, net of Fee-for-Service sales, mainly due to a 5.1% increase in sales driven by a 2.9% increase in tours, reflecting our continued focus on new owner generation, and a 1.1% increase in VPG, partially offset by a $23 million increase in our provision for loan losses due to higher gross VOI sales and the impact of higher defaults;

•	$24 million increase in property management revenues primarily due to higher management fees;

•	$23 million increase in consumer financing revenues primarily due to a higher weighted average interest rate earned on a larger average portfolio balance; and

•	$4 million increase in ancillary revenues; partially offset by

•	$11 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$11 million decrease in commission expenses as a result of lower Fee-for-Service VOI sales; partially offset by

•	$44 million increase in marketing costs due to our emphasis on adding new owners, which carry a higher cost per tour, and an increase in licensing fees for the use of the Wyndham tradename;

•	$27 million increase in sales and commission expenses primarily due to higher gross VOI sales;

•	$16 million increase in consumer financing interest expense primarily due to an increase in the weighted average interest rate and a higher average loan balance on our non-recourse debt;

•	$11 million increase in the cost of VOIs sold primarily driven by higher gross VOI sales;

•	$7 million increase in general and administrative expenses; and

•	$6 million increase in maintenance fees on unsold inventory.

Exchange & Rentals
Net revenues decreased $11 million and Adjusted EBITDA increased $6 million during the nine months ended September 30, 2019 compared with the same period during 2018. Revenue decrease of $4 million (0.6%) was impacted by unfavorable foreign currency of $7 million (1.0%). Adjusted EBITDA growth of $10 million (4.4%) was offset by unfavorable foreign currency of $4 million (1.8%).

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$7 million decrease in exchange and related service revenues driven by a change in customer mix, lower other product revenue, and lower inventory levels; partially offset by

•
$3 million net increase in ancillary revenues driven by $12 million at our newly-acquired ARN business; partially offset by the loss of Wyndham Hotels and Resorts servicing revenues which were discontinued as a result of the Spin-off, and lower transitional servicing revenue related to the sale of the European vacation rentals business.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$17 million decrease in general and administrative expenses due to lower information technology costs and employee-related costs;

•	$3 million gain related to sale of a building in the first quarter of 2019; partially offset by

•	$2 million increase in operating costs which includes $11 million at our newly-acquired ARN business and $9 million of cost reductions associated with lower exchange and related service revenues; and

•	$2 million negative impact from lower business interruption claims and legal settlement proceeds received compared to the prior year.

Corporate and other
Corporate Adjusted EBITDA increased $14 million during the nine months ended September 30, 2019 compared to 2018. Adjusted EBITDA growth of $10 million was favorably impacted by foreign currency of $4 million. The increase in Adjusted EBITDA was primarily due to lower employee-related costs as a result of a smaller corporate presence after the spin-off of Wyndham Hotels.

RESTRUCTURING PLANS
During 2018, we recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at our Vacation Ownership segment, (ii) $4 million at our Exchange & Rentals segment, and (iii) $1 million at our corporate operations. During 2018, the Company reduced its restructuring liability by $4 million of cash payments. During the nine months ended September 30, 2019, we incurred an additional $2 million of restructuring expenses at our corporate operations and an additional $2 million at our Vacation Ownership segment. We reduced our restructuring liability by $11 million of cash payments during the nine months ended September 30, 2019. The remaining 2018 restructuring liability of $5 million is expected to be paid by the end of 2021.

We have additional restructuring plans which were implemented prior to 2018. The remaining liability of less than $1 million as of September 30, 2019 is related to leased facilities and is expected to be paid by 2020.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2019	December 31, 2018	Change
Total assets	$7,563	$7,158	$405
Total liabilities	8,133	7,727	406
Total (deficit)	(570)	(569)	(1)

Total assets increased by $405 million from December 31, 2018 to September 30, 2019 primarily due to:

•	$32 million increase in Cash and cash equivalents;

•	$81 million increase in Vacation ownership contract receivables, net, due to higher gross VOI originations, partially offset by principal payments and higher write-offs;

•	$45 million increase in Prepaid expenses primarily for software implementation and other contractual arrangements;

•	$77 million increase in Goodwill and Other intangibles, net mainly due to the acquisition of ARN; and

•	$154 million increase in Other assets primarily due to $151 million of right-of-use assets recorded in 2019 due to the adoption of the new Leases accounting standard.

Total liabilities increased by $406 million from December 31, 2018 to September 30, 2019 primarily due to:

•	$35 million increase in Deferred income due to the seasonality of the business, and $9 million received in advance for the North American vacation rentals business sale;

•	$137 million increase in Non-recourse vacation ownership debt due to $99 million increase in non-recourse term notes;

•	$166 million increase in Debt due to $176 million increase in the revolving credit facility;

•	$36 million increase in Deferred income taxes; and

•
$14 million increase in Accrued expenses and other liabilities primarily due to $198 million of lease liabilities recorded in 2019 due to the adoption of the new Leases accounting standard and $44 million related to future consideration for the ARN purchase; partially offset by $69 million decrease related to European vacation rentals business purchaser settlements, $65 million net decrease in inventory obligations, $42 million of tenant improvement allowances and deferred rent balances reclassified to Other assets in connection with the new Lease standard, and $24 million decrease in accrued employee costs.

Total deficit increased $1 million from December 31, 2018 to September 30, 2019 primarily due to $215 million Treasury stock repurchases and $127 million of Dividends; partially offset by $339 million of Net income attributable to Wyndham Destinations shareholders.

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

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion. As of September 30, 2019, we had $623 million of available capacity, net of letters of credit.

Our two-year non-recourse vacation ownership receivables bank conduit facility, with borrowing capability through August 2021, has a total capacity of $800 million and available capacity of $244 million as of September 30, 2019. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

The Company is currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently the Company has debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place in 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

CASH FLOW
The following table summarizes the changes in cash and cash equivalents during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$321	$205	$116
Discontinued operations	(1)	150	(151)
Investing activities:
Continuing operations	(115)	(64)	(51)
Discontinued operations	(22)	(672)	650
Financing activities:
Continuing operations	(156)	(1,718)	1,562
Discontinued operations	—	2,066	(2,066)
Effects of changes in exchange rates on cash and cash equivalents	(4)	(6)	2
Net change in cash, cash equivalents and restricted cash	$23	$(39)	$62

Operating Activities
Net cash provided by operating activities from continuing operations was $321 million for the nine months ended September 30, 2019 compared to $205 million in the prior year. This $116 million increase was driven by a $174 million increase in net income from continuing operations; a $37 million decrease in cash utilized for working capital (cash inflow due to the net change in assets and liabilities); partially offset by a $95 million decrease in non-cash add-back items mainly due to lower stock-based compensation expense and deferred income taxes.

Net cash used in operating activities from discontinued operations was $1 million for the nine months ended September 30, 2019 compared to $150 million of cash provided by operating activities from discontinued operations in the prior year. Prior year cash inflows were driven by $400 million in net income from discontinued operations, $174 million of cash provided by working capital (cash inflow due to the net change in assets and liabilities), partially offset by $424 million of non-cash add-back items mainly due to the gain on disposal of discontinued businesses, net of income taxes.

Investing Activities
Net cash used in investing activities from continuing operations was $115 million for the nine months ended September 30, 2019 compared to $64 million in the prior year. The year-over-year increase was due to a $46 million increase for acquisitions in 2019 driven by the ARN acquisition; $12 million higher additions of property and equipment, and $9 million received in advance for the sale of the North American vacation rentals business.

Net cash used in investing activities from discontinued operations was $22 million for the nine months ended September 30, 2019 compared to $672 million in the prior year. Cash used in investing activities from discontinued operations in 2019 is related to the sale of the European vacation rentals business. Cash used in investing activities from discontinued operations in the prior year was driven by $1.7 billion of net cash used to acquire La Quinta Holdings, Inc. (“La Quinta”), partially offset by $1.03 billion of cash proceeds from the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities from continuing operations was $156 million for the nine months ended September 30, 2019 compared to $1.72 billion in the prior year. The decrease in 2019 was primarily due to $1.04 billion of lower net debt payments; $426 million less cash transferred to Wyndham Hotels relating to the spin-off; $52 million of lower net share settlement payments; and $29 million less dividends paid.

Net cash provided by financing activities from discontinued operations for the nine months ended September 30, 2018 was $2.07 billion, primarily related to borrowings associated with the La Quinta acquisition.

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

During the nine months ended September 30, 2019, we spent $150 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. During 2019, we anticipate spending between $210 million and $240 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be approximately $250 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2019, we spent $75 million on capital expenditures primarily for information technology enhancements and sales center improvement projects. During 2019, we anticipate spending between $100 million and $110 million on capital expenditures.

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

Under our current stock repurchase program, we repurchased 5.0 million shares at an average price of $43.18 for a cost of $215 million during the nine months ended September 30, 2019.

Dividends
During the quarterly periods ended March 31, June 30, and September 30, 2019, we paid cash dividends of $0.45 per share ($125 million in aggregate). During the quarterly periods ended March 31, June 30, and September 30, 2018 we paid cash dividends of $0.66, $0.41 and $0.41 per share, respectively ($154 million in aggregate). The dividend of $0.66 per share was declared by Wyndham Worldwide Corporation prior to the Spin-off of Wyndham Hotels.

Our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the adjustment during the second quarter of 2018 as a result of the Spin-off. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2019, our interest coverage ratio was 7.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of September 30, 2019, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the vacation ownership contract receivables pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
The Company finances certain of its vacation ownership contract receivables through (i) an asset-backed bank conduit facility and (ii) term asset-backed securitizations, all of which are non-recourse to the Company with respect to principal and interest.

We believe that our $800 million bank conduit facility with an extended term through August 2021, combined with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs. As of September 30, 2019, we had $244 million of availability under this asset-backed bank conduit facility. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

We primarily utilize surety bonds at our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.4 billion, of which we had $323 million outstanding as of September 30, 2019. The availability, terms and conditions and pricing of such bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If bonding capacity is unavailable, or alternatively, if the terms and conditions and pricing of such bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs, vacation exchange fees and commission income earned from renting vacation properties. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is when members of our vacation exchange business book their vacations for the year. Revenues from vacation rentals are generally highest in the third quarter, when vacation arrivals are highest. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	10/1/19 - 9/30/20	10/1/20 - 9/30/21	10/1/21 - 9/30/22	10/1/22 - 9/30/23	10/1/23 - 9/30/24	Thereafter	Total
Non-recourse debt (a)	$203	$241	$687	$221	$235	$907	$2,494
Debt	41	251	650	761	298	1,046	3,047
Interest on debt (b)	237	217	178	132	101	102	967
Operating leases	37	34	31	29	28	107	266
Purchase commitments (c)	245	184	115	112	113	449	1,218
Inventory sold subject to conditional repurchase (d)	38	56	30	—	—	—	124
Separation liabilities (e)	1	12	—	—	—	3	16
Other (f)	25	21	—	—	—	—	46
Total (g)	$827	$1,016	$1,691	$1,255	$775	$2,614	$8,178

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and non-recourse debt.

(c)	Includes (i) $1.0 billion for marketing-related activities, (ii) $139 million relating to the development of vacation ownership properties and (iii) $43 million for information technology activities.

(d)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9—Inventory to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $29 million was included within Accrued expenses and other liabilities, and $13 million was included within Accounts payable on the Condensed Consolidated Balance Sheets included in Item 1 of this Quarterly Report on Form 10-Q.

(e)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and Spin-off of the hotel business (See Note 24—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details).

(f)
Represents future consideration to be paid for the acquisition of ARN (See Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further details).

(g)
Excludes a $36 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to amounts shown in the table above, we have $38 million of contractual obligations related to our held-for-sale business, of which $12 million is due within one year. Such obligations primarily relate to operating leases and purchase obligations.

COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. For discussion of these matters along with the Company’s guarantees and indemnifications see Note 17—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2019 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $4 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in foreign currency exchange rates would not have a material effect on our prices, earnings, fair values and cash flows.

Our variable rate borrowings, which include our term loan, bank conduit facility and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2019 was approximately $556 million in non-recourse vacation ownership debt and $651 million in corporate debt. A 100 basis point change in the underlying interest rates would result in an approximate $6 million increase or decrease in annual consumer financing interest expense and an approximate $7 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 17—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 24—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels and matters related to the European vacation rentals business. Both notes are included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2019, there have been no material changes to the risk factors set forth in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
On August 7, 2019, in connection with RCI’s acquisition of Alliance Reservations Network (ARN), 253,350 shares of our common stock were issued to stockholders of ARN (based on the volume-weighted average price per share of our common stock as reported on the New York Stock Exchange for the twenty-trading day period immediately preceding the issuance date, or $45.39 per share) as a portion of the consideration for all of the outstanding equity of ARN. The issuance of shares of our common stock in the foregoing transaction was made in reliance upon the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. For additional information about this acquisition, see Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2019:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2019	712,919	$46.09	712,919	$658,182,833
August 2019	743,678	$41.42	743,678	$627,383,206
September 2019 (a)	569,050	$46.38	569,050	$600,991,805
Total	2,025,647	$44.45	2,025,647	$600,991,805

(a) Includes 56,958 shares purchased for which the trade date occurred during September 2019 while settlement occurred during October 2019.

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

For a description of limitations on the payment of our dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

WYNDHAM DESTINATIONS, INC.

Date: October 30, 2019	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 30, 2019	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer