Form 10-K
period 2019-12-31
Wyndham Destinations, Inc.
filed 2020-02-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(407) 626-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each Class	Trading Symbol	on which registered
Common Stock	WYND	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019, was $3,931,629,510. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2020, the registrant had outstanding 87,302,399 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2020 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent.

AOCL	Accumulated Other Comprehensive Loss

ARDA	American Resort Development Association

ARN	Alliance Reservations Network

AUD	Australian Dollar

Board	Board of Directors

CCPA	California Consumer Privacy Act of 2018

Code	Internal Revenue Code of 1986

Company	Wyndham Destinations, Inc. and its subsidiaries

Compass	Compass IV Limited, an affiliate of Platinum Equity, LLC

Distribution	Pro rata distribution of Wyndham Hotels’ stock to Wyndham Destinations’ shareholders

Distribution Date	May 31, 2018, the date we completed the Spin-off of our hotel business

EPS	Earnings Per Share

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

FICO	Fair Isaac Corporation

FTC	Federal Trade Commission

GAAP	Generally Accepted Accounting Principles in the United States

GDPR	General Data Protection Regulation

IRS	United States Internal Revenue Service

IRS Ruling	A private letter ruling from the IRS regarding certain U.S. federal income tax aspects of transactions related to the Spin-off of Wyndham Hotels & Resorts, Inc.

La Quinta	La Quinta Holdings Inc.

LIBOR	London Interbank Offered Rate

Moody’s	Moody’s Investors Service, Inc.

NQ	Non-Qualified stock options

NYSE	New York Stock Exchange

NZD	New Zealand Dollar

PCAOB	Public Company Accounting Oversight Board

PSU	Performance-vested restricted Stock Units

RSU	Restricted Stock Unit

S&P	Standard & Poor’s Rating Services

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

SPE	Special Purpose Entity

SpinCo Assets	The assets that have been retained by or transferred to Wyndham Hotels & Resorts, Inc.

SpinCo Liabilities	The liabilities that have been retained by or transferred to Wyndham Hotels & Resorts, Inc.

Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.

SSAR	Stock-Settled Appreciation Rights

U.S.	United States of America

USD	United States of America Dollar

U.S. tax reform	Tax Cuts and Jobs Act

Vacasa	Vacasa LLC

VIE	Variable Interest Entity

VOCR	Vacation Ownership Contract Receivable

VOI	Vacation Ownership Interest

VPG	Volume Per Guest

Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

Wyndham Destinations	Wyndham Destinations, Inc.

Wyndham Worldwide	Wyndham Worldwide Corporation

PART I

Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. and its subsidiaries (“Wyndham Destinations,” the “Company” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, pandemics or threats of pandemics, operating risks associated with the vacation ownership and vacation exchange businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) or the divestiture of our North American and European vacation rentals businesses or the acquisition of Alliance Reservations Network (“ARN”), unanticipated developments related to the impact of the Spin-off, the divestiture of our North American and European vacation rentals businesses, the acquisition of ARN and related transactions, including any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations, our ability to execute on our strategy, the timing and amount of future dividends and share repurchases and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, included in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.WyndhamDestinations.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

We maintain an internet site at http://www.WyndhamDestinations.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.     BUSINESS
Company Overview
We are the world’s largest vacation ownership and exchange company. We offer everyday travelers the opportunity to own, exchange or rent their vacation experience while enjoying the quality, flexibility and value that we deliver. Our global presence in approximately 110 countries means more vacation choices for our over four million members and owner families, with 230 resorts that offer a contemporary take on the timeshare model - including vacation club brands Club Wyndham, WorldMark by Wyndham, and Margaritaville Vacation Club by Wyndham - and over 4,200 affiliated resorts through RCI, the world’s leader in vacation exchange.

Recent Developments
Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”), for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. We have recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Vacation Exchange segment.

North American Vacation Rentals Business Sale
During 2018, Wyndham Destinations decided to explore strategic alternatives for its North American vacation rentals business, and on October 22, 2019, completed the sale of this business to Vacasa LLC (“Vacasa”) for $162 million. The assets and liabilities of this business were classified as held-for-sale on the December 31, 2018 Consolidated Balance Sheet. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Consolidated Statements of Income. For further details see Note 7—Held-for-Sale Business to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Continuing Operations
Our continuing operations are grouped into two segments: Vacation Ownership and Vacation Exchange (formerly, Exchange & Rentals).

•
Vacation Ownership is the world’s largest timeshare business with 230 resorts and 878,000 owners. We develop and market vacation ownership interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs, and provide property management services at resorts.

•
Vacation Exchange operates the world’s largest vacation exchange network with 3.9 million members. Our vacation exchange business has relationships with over 4,200 vacation ownership resorts located in approximately 110 countries and territories. This is primarily a Fee-for-Service business that provides stable revenue streams and produces strong cash flow.

Our business segments generate a diversified revenue stream and significant cash flow. We generate 46% of our revenues from the sale of VOIs, and 40% of our revenues from our Fee-for-Service businesses. We derive our fee revenues principally from (i) providing property management services to vacation ownership resorts, (ii) providing vacation exchange services, and (iii) providing services under our Fee-for-Service model in our timeshare business.

Our businesses have both domestic and international operations. During 2019, we derived 87% of our revenues in the United States of America (“U.S.”) and 13% internationally. For further details on our segment revenues, profits, assets and geographical operations, see Note 24—Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy
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
Our execution of this strategy is firmly anchored by our culture - the foundation comprised of the shared values, competencies, and spirit of our global team. Aligned with our vision to put the world on vacation, our values are the HEART of Wyndham Destinations: Hospitality, Engagement, Accountability, Respect, Teamwork. We recognize and appreciate our ability to positively impact the lives of our customers, associates, and the communities in which we operate. Wyndham Destinations thrives upon the commitment of its 22,500 associates, and we strive to foster a culture that unlocks our full potential for success as a company, and as individual and team contributors.

1.	Customer Obsession
Far beyond a hospitality initiative, Customer Obsession is our global credo that the Wyndham Destinations team puts affiliates, owners, members, and guests first in all areas of our business. Three straightforward guidelines support this focus and underscore our commitment to excellence in customer service:

•
Make It Easy reminds us of the fact that simple is better. Not only will it be easy to do business with us, but we will also pursue synergies within the company that benefit our customers. The alignment of our team, systems, and operations enables us to deliver better customer experiences.

•
Know Our Customers reflects our priority to understand customer preferences, personalize engagement, and fulfill expectations. By leveraging integrated data to tailor the content and channels of customer communications, we will customize connections at every opportunity.

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
This strategy focuses on fueling the continued growth of Wyndham Destinations. We will remain globally relevant to travelers by staying committed to innovation and continuing to build and strengthen relationships with our customers. Four core elements define our goals and align with our pledge to treat all customers with respect and integrity:

•
Blue Thread is our connection to Wyndham Hotels and Wyndham Rewards loyalty program customers. The demographics of this significant consumer group are strongly aligned to our owner demographics, enabling us to fill our sales pipeline and deliver new vacation experiences to Wyndham loyalists.

•
Partnership Pipeline enables us to leverage the expertise of strategic partners to accelerate our growth and deliver enhanced benefits to our owners and members. We will strengthen and extend existing relationships, while developing new partners to reach untapped segments.

•
Digital & Customer Relationship Marketing will bring timeshare to the next generation. We will optimize technology to be relevant and compelling to meet our customers’ expectations and we will infuse transparency, speed, and accuracy into our processes.

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
This strategy is about creating a simple yet powerful narrative of who we are and what we sell. This effort began with the launch of Wyndham Destinations and continues with the refreshed branding of Club Wyndham and WorldMark by Wyndham. Three core elements define this strategy:

•
Brand Transformation shows our commitment to become even better at articulating the value proposition of each of our brands and making them relevant and enticing to our diverse owners, members, and prospects.

•
Network Expansion means growing our portfolio to meet the needs of our customers. Not only is this about adding more locations, it’s also about keeping our products and services refreshed and cutting edge.

•
RCI Re-ignition will focus on expanding the business into the broader travel market to become a leading travel membership provider, and leveraging RCI’s legacy of innovation, technology, and analytics to deliver more travel opportunities to our members.

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

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. HFS initially began as a hotel franchisor that later expanded to include the addition of the vacation exchange business. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then expanded further through the addition of vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation (“Wyndham Worldwide”), to the holders of Cendant common stock. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “WYN”.

On May 31, 2018, the “Distribution Date,” we completed the Spin-off of our hotel business into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Wyndham Destinations shareholders (the “Distribution”). In connection with the Spin-off, we entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between us and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property, and tax-related assets and liabilities between us and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-selling initiatives.

RCI, our vacation exchange business, was established in 1974. Our vacation ownership brands began operations in 1978 with Shell Vacations Club, followed by Wyndham Vacation Resorts (formerly known as Fairfield Resorts) in 1980, and WorldMark by Wyndham (formerly known as Trendwest Resorts) in 1989.

Our portfolio of well-known hospitality brands was assembled over the past 30 years. The following is a timeline of some of our acquisitions:

Year	Acquisition
1996	Resort Condominiums International (RCI)
2001	Wyndham Vacation Resorts
2002	WorldMark by Wyndham
Equivest
2012	Shell Vacations Club
2013	Midtown 45, NYC Property
2014	Raintree Vacation Club (5 Properties)
2017	Love Home Swap
DAE Global Pty Ltd
2019	Alliance Reservations Network

BUSINESS DESCRIPTIONS
The following is a description of our two business segments, Vacation Ownership and Vacation Exchange, and the industries in which they compete.

VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of a fully-furnished vacation accommodation. Typically, the consumer purchases either a title to a fraction of a unit or a right to use a property for a specific period of time. This is referred to as a vacation ownership interest (“VOI”). VOIs are generally sold through weekly interval or points-based systems. Under a weekly interval system, owners can use a specific unit at a specific resort often during a specific week of the year. Under a points-based system, owners often have advance reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. In addition to avoiding variability in room rates, timeshare owners also enjoy accommodations that are, on average, more than twice the size and typically have more features than traditional hotel rooms, such as kitchens, separate living areas, and in-unit laundry.

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

After the initial purchase, most vacation ownership programs require the owner to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, resort labor, a management fee payable to the management company, and an assessment to fund a reserve account used to renovate, refurbish and replace furnishings, appliances, common areas and other assets, such as structural elements and equipment, as needed over time. Owners typically reserve their usage of vacation accommodations in advance through a reservation system. These reservation systems are often provided by the management company or an affiliated entity.

Market awareness and acceptance of vacation ownership products has grown with the entrance into the market of well-known lodging and entertainment brands, such as Wyndham, Marriott, Hilton, and Disney. Additionally, the industry’s growth can also be attributed to stronger consumer protection laws and the evolution from primarily weekly intervals systems to points-based systems. According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, industry-wide sales were divided 80.1% for points-based systems and 19.9% for weekly intervals in 2018.

Based on published industry data, the primary reasons owners have expressed for buying and continuing to own their timeshare are as follows:

•	saving money on future vacation costs;

•	location of resorts;

•	overall flexibility by allowing them the ability to use different locations, unit types, and times of year;

•	certainty of vacations; and

•	certainty of quality accommodations.

According to a 2019 report issued by ARDA, domestic vacation ownership sales were $10.2 billion in 2018, compared to $9.6 billion in 2017. Demographic factors explain, in part, the continued appeal of vacation ownership. A 2018 study of recent U.S. vacation ownership purchasers indicated that the average timeshare owner is 44 years old and has an average annual household income of $86,000. More than half of the respondents indicated they plan to buy or upgrade a timeshare over the next two years. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. Although we believe baby boomers will continue to be active participants in the vacation ownership industry, a 2016 study notes that 41% of the respondents were Gen X’ers and 26% were Millennials and that the average age of new first-time purchasers was 43 years old with an average household income of $88,000. The data also suggests that Millennials’ perception of the industry and primary reasons for buying their timeshare is similar to the overall population of owners; however, they seek even more flexibility in using and accessing the product. Most owners can exchange their timeshare unit through exchange companies and through the applicable vacation ownership company’s internal network of properties.

Vacation Ownership Overview
We operate the world’s largest vacation ownership business. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2019, we had 230 vacation ownership resorts in the U.S., Canada, Mexico, Caribbean, and Asia Pacific that represent nearly 26,000 individual vacation ownership units and 878,000 owners of VOIs.

Our brands primarily operate points-based vacation ownership systems through which VOIs can be redeemed for vacations that provide owners with flexibility as to resort location, length of stay, number of stays, unit type, and time of year. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs. Less than one percent of our VOI product sales are from traditional weekly interval systems.

Although we offer separate brands, we have integrated substantially all of the business functions, including consumer finance, information technology, staff functions, product development, and marketing activities.

Revenues and Operating Statistics
Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder of revenues coming from consumer financing and property management. Property management revenues are partly dependent on the number of units we manage.

Performance in our vacation ownership business is measured by the following key operating statistics:

•	Gross vacation ownership interest sales or VOIs - Sales of VOIs including Fee-for-Service sales, before the effect of loan loss provisions.

•	Tours - Number of tours taken by guests in our efforts to sell VOIs.

•
Volume per guest (“VPG”) - Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.

Vacation Ownership Brands
We operate under the following brands:
Club Wyndham. As one of Wyndham Destinations’ flagship vacation brands, Club Wyndham gives travelers the chance to live their bucket list and seek new adventures along the way. Spacious suites feature fully equipped kitchens, separate living and dining areas, private bedrooms, and on-site recreation facilities. Club Wyndham lets travelers experience the best of what the world has to offer, with more than 130 resorts in top destinations across North America, Asia Pacific, and Caribbean.

WorldMark by Wyndham. WorldMark promises families more time to be together and more time for new traditions and new discoveries at a resort that feels like home. WorldMark suites provide all the amenities families need - including fully equipped kitchens, separate living and dining areas, separate bedrooms, and a washer/dryer. WorldMark by Wyndham offers a flexible vacation portfolio, with over 90 resorts in a variety of destinations across the U.S., Canada, and Mexico.

Presidential Reserve by Wyndham. Travelers seeking an enhanced vacation experience distinguished by luxurious suites, exclusive amenities, guaranteed access, and other special benefits will enjoy the first class experience provided by our Presidential Reserve by Wyndham.

Shell Vacations Club. With a 40-year tradition of hospitality and service, Shell Vacations Club members have access to vacation ownership resorts and properties in the heart of culturally rich metropolitan areas, serene mountain communities, and relaxed coastal resort cities. Shell Vacations’ 25 condo-style resorts are located throughout the western seaboard, Canada, and Mexico.

Margaritaville Vacation Club by Wyndham. Inspired by the laid-back, adventurous lifestyle of Jimmy Buffett and the escapism of Margaritaville®. Margaritaville Vacation Club delivers a tropical experience through accommodations with a nautical feel, including fully equipped kitchens with a bar area complete with a Frozen Concoction Maker® and relaxing outdoor seating areas. Margaritaville Vacation Club properties include St. Thomas, U.S. Virgin Islands; Rio Mar, Puerto Rico; and Nashville, Tennessee.

Our multi-brand strategy allows us to deliver a broad range of vacation ownership products, locations, and price points to a wide spectrum of travelers. Likewise, it also allows us to pursue development opportunities in a wide range of destinations, including international and urban markets. Having a diverse brand portfolio means we can select the most appropriate brand and development partners to expand our footprint. We have used this advantage to build the largest global footprint in the timeshare industry, with resorts across North America, Asia, the South Pacific, and Caribbean.

	Domestic		International
	Resorts	Units	Resorts	Units	Total Resorts	Total Units
Club Wyndham	103	13,696	33	1,646	136	15,342
WorldMark by Wyndham	87	7,055	10	575	97	7,630
Presidential Reserve by Wyndham	18	392	—	—	18	392
Shell Vacations Club	22	1,934	3	292	25	2,226
Margaritaville Vacation Club	3	238	—	—	3	238
Total (including dual-branded resorts)	233	23,315	46	2,513	279	25,828
Less: dual-branded resorts					(49)
Total resorts					230

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. We operate a tele-sales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented 63%, 62%, and 65% of our net VOI sales during 2019, 2018, and 2017.

We use a variety of marketing programs to attract prospective owners, including sponsored contests that offer vacation packages or gifts, targeted mailings, outbound and inbound telemarketing efforts, and in association with Wyndham Hotels brands, other co-branded marketing programs and events. We also partner with Wyndham Hotels by utilizing the Wyndham Rewards loyalty program to offer Wyndham Rewards points as an incentive to prospective VOI purchasers, and by providing additional redemption options to Wyndham Rewards members. We co-sponsor sweepstakes, giveaways and promotional programs with professional teams at major sporting events, and with other third parties at high-traffic consumer events. Where permissible under state law, we offer cash awards or other incentives to existing owners for referrals of new owners.

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership and thus enable us to solicit upgrade sales in the future. We added 36,000, 37,000, and 36,000 new owners during 2019, 2018, and 2017.

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

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, and the amount of the down payment. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was 727, 727, and 726 for 2019, 2018, and 2017.

During 2019, we generated $1.5 billion of new receivables on $2.33 billion of gross vacation ownership sales, net of Fee-for-Service sales, resulting in 64% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we financed 56% of vacation ownership sales during 2019.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum down payment is generally 10%, our average down payment on financed sales of VOIs was 24% and 22% for 2019 and 2018. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2019, 94% of our loan portfolio was current (not more than 30 days past due).

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

Inventory Sourcing
We sell inventory sourced primarily through five channels:

•	self-developed inventory;

•	Just-in-Time inventory;

•	Fee-for-Service;

•	consumer loan defaults; and

•	inventory reclaimed from owners’ associations or owners.

Self-developed inventory. Under the traditional timeshare industry development model, we develop inventory specifically for our timeshare sales. The process often begins with the purchase of land which we then develop. Depending on the size and complexity of the project, this process can take up to several years, but usually takes less.

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

Fee-for-Service. In 2010, we introduced the first of our Fee-for-Service models. This timeshare sourcing model was designed to capitalize upon the large quantities of newly developed, nearly completed, or recently finished condominium or hotel inventory in the real estate market without assuming the risk that accompanies property acquisition or new construction. This business model offers turn-key solutions for developers or banks in possession of newly developed inventory, which we sell for a fee through our extensive sales and marketing channels. Fee-for-Service enables us to expand our resort portfolio with little or no capital deployment, while providing additional channels for new owner acquisition and growth for our Fee-for-Service property management business.

Consumer loan defaults. As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2019, Inventory on the Consolidated Balance Sheets included estimated inventory recoveries on loan defaults of $281 million.

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

Increase new owner sales to drive long-term growth. As part of our strategy, we seek to increase the percentage of our VOI sales from new owners, which will enable us to drive long-term revenue and earnings growth. On average, new owners double their initial VOI purchase within seven years, resulting in predictable, high-margin future revenue streams. We plan to leverage our industry-leading sales and marketing platform to attract new owners by expanding our call transfer capabilities, leveraging our relationship with Wyndham Hotels, enhancing our marketing alliances, growing our Community Marketing Presence (“CMP”), and adding resorts in new markets.

Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchisor with nearly 9,300 affiliated hotels located in approximately 90 countries. Since its redesign in 2015, Wyndham Hotels’ loyalty program, Wyndham Rewards, has won more than 90 awards, including “Best Hotel Loyalty Program” from US News & World Report, “Best Hotel Loyalty Program” in USA TODAY, “10 Best Readers’ Choice Awards,” “Most Rewarding Hotel Loyalty Program” from IdeaWorks and in December 2019, was ranked #1 on WalletHub’s list of “Best Hotel Rewards Programs” for the fifth consecutive year.

We plan to significantly increase this sales channel with initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. In addition, Wyndham Rewards redemption options into our resorts provide enhanced tour flow opportunities. Cross-marketing to existing guests of Wyndham Hotels and members of Wyndham Rewards has proven to be more efficient than traditional marketing efforts. VPG on affinity marketing tours is higher than other tours, helping to increase margins on new owner sales. We believe further developing this affinity relationship, which currently represents only a small portion of VOI sales, offers a significant new owner growth opportunity that is more profitable than other new owner marketing channels.

Wyndham Rewards, with over 81 million enrolled members, many of whom fit our target new customer demographic, provides us with a substantial customer sourcing opportunity to drive future VOI sales.

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

Competition
The timeshare industry historically has been and continues to be highly fragmented and competitive. Competitors range from small vacation ownership companies to large branded hotel companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.
Our vacation ownership business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations, and Diamond Resorts International.
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
For example, in September 2018, Marriott Vacations Worldwide acquired Interval Leisure Group, Inc., which operates the Interval International exchange program. Prior to that acquisition, Interval Leisure Group, Inc. had acquired Hyatt Residence Club in October 2014 and the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. in May 2016 (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and the timeshare business of Intrawest Resort Club Group in January 2016.
In January 2017, Hilton Worldwide Holdings Inc. completed the spin-off of its vacation ownership operations and Hilton Grand Vacations Inc. is now a separate publicly traded company. In November 2017, Bluegreen Vacations Corporation completed an initial public offering that resulted in approximately 10% of its stock being held by the public. Competitors that are publicly traded companies may benefit from a lower cost of, and greater access to, capital, as well as more focused management attention.

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

VACATION EXCHANGE
Industry
A large segment of worldwide leisure travel is delivered through non-traditional channels that provide broader options and flexibility, including vacation exchange and travel memberships. We provide leisure travelers with flexibility and access to a wide variety of accommodation options that include vacation ownership resorts, privately-owned vacation homes, apartments, and condominiums around the world. The product variety enabled through vacation ownership and travel membership offers heightened access and the delivery of customized, flexible travel options that maximize the utility and quality of the global vacation experience.

Vacation exchange is a Fee-for-Service industry that offers services and products primarily to timeshare developers and owners. To participate in a vacation exchange, generally a timeshare owner deposits their interval from a resort, or points from their club or resort, into a vacation exchange company’s network thereby receiving the opportunity to use another owner’s interval at a different destination. The vacation exchange company assigns a value to the owner’s deposit based upon a number of factors, including supply and demand for the destination, size of the timeshare unit, dates of the interval, and the amenities at the resort. Vacation exchange companies generally derive revenues by charging fees for facilitating vacation exchanges and through annual membership dues.

Vacation ownership clubs, such as Club Wyndham Plus, WorldMark by Wyndham, Hilton Grand Vacations, and Disney Vacation Club, give members the option to exchange both internally within their collection of resorts, or externally through vacation exchange networks such as RCI. Memberships in such clubs have been the largest driver of vacation ownership industry growth over the past several years. This long-term trend has a positive impact on the average number of exchange members, but negatively impacts the number of vacation exchange transactions per member and revenue per member as members exchange more often within their respective clubs.

Vacation Exchange Overview
We are an internationally recognized leader in travel and operate the world’s largest vacation exchange network based on the number of members and affiliated resorts. Our ongoing mission to put the world on vacation was reinforced by sending five million people on vacation in 2019. Through our industry-leading technology, expertise, and brands, we create connections between suppliers and guests to maximize inventory utilization and optimize the guest experience. We are largely a Fee-for-Service business which has generally provided strong and predictable cash flows.

Our exchange programs serve a member base of timeshare, fractional and whole-unit owners who want flexibility and variety in their travel plans each year. Through our collection of brands, we have 3.9 million paid member families. Each year, we retain more than 85% of the exchange memberships through our RCI, DAE, and Love Home Swap networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Club and corporate members receive the benefit of our vacation exchange program as part of their ownership with enrollment and renewals paid for by the developer. Members receive periodicals and other communications published by us and, for additional fees, may use the applicable vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

We also provide other travel products and services, enabled as a result of our 2019 acquisition of ARN and via our resort services solution business, optimizing business to business (“B2B”) capabilities, and integration for consumer travel planning. Our relationships and buying power with major travel suppliers provide our partners with access to the most competitive travel inventory in the industry. Our affiliates and members enjoy inventory from accommodation wholesalers, airfare and rental car providers.

Our vacation exchange business has relationships with more than 4,200 affiliated vacation ownership resorts in approximately 110 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific. We tailor our strategies and operating plans for each region where we have, or seek to develop, a substantial member base.

Revenues and Operating Statistics
Our vacation exchange business derives the majority of its revenues from annual membership dues and fees for facilitating vacation exchanges. We also generate revenue from programs with affiliated resorts, club servicing, and loyalty programs, as well as additional products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No single customer, developer, or group accounts for more than 10% of our revenues.

Performance in our vacation exchange business is measured by the following key operating statistics:

•	Average number of members - Represents paid members in our vacation exchange programs who are current on their annual membership dues or within the allowed grace period.

•
Exchange revenue per member - Represents total revenue from fees associated with memberships, exchange transactions, and other services for the period divided by the average number of vacation exchange members during the period.

Our Brands
We operate under the following brands:
RCI. Founded in 1974, RCI operates the world’s largest vacation ownership weeks-based vacation exchange network RCI Weeks, and provides members with the ability to exchange week-long intervals in units at their home resort for intervals at comparable resorts. RCI also operates the world’s largest vacation ownership points-based vacation exchange network RCI Points. This program allocates points to use rights that members cede to the vacation exchange program. Members may redeem their points for the use of vacation properties for the duration they choose in our vacation exchange program or for discounts on other services and products which may change from time to time, such as airfare, car rentals, cruises, hotels, and other accommodations. RCI also offers enhanced membership tiers (Gold and Platinum), which provide additional benefits to members.

DAE. Founded in 1997, DAE is a leading direct-to-consumer model of vacation exchange with global operations. This member-direct vacation exchange program is open to all timeshare owners, regardless of the resort where they own. DAE offers weeks, points and club owners a simple exchange system with modest support services, enabling them to enjoy resort style accommodations around the world.

Alliance Reservations Network. Founded in 1995, ARN is a travel technology provider that offers private label booking engine solutions to affiliates and group travel planners. These travel booking solutions are highly configurable and offer unique benefits to our partners. ARN’s relationships with major global travel suppliers offer substantial discounts on travel and accommodations as a benefit to closed user groups such as: employee benefit programs; professional associations and other paid membership groups. Additionally, ARN’s group travel planning solution helps to automate the process of contracting, booking, and managing the entire lodging process for group events.

The Registry Collection. Established in 2002, The Registry Collection vacation exchange program is the industry’s largest and first global vacation exchange network of luxury vacation accommodations. The luxury vacation accommodations in The Registry Collection network include fractional ownership resorts, higher-end vacation ownership resorts, condo-hotels, and yachts. The Registry Collection program allows members to exchange their intervals for the use of other luxury vacation properties within the network for a fee and also offers access to other services and products at member preferred rates, such as cruises, yachts, adventure travel, hotels, and other accommodations.

Love Home Swap. Founded in 2011, Love Home Swap provides homeowners two ways to turn their home into vacation opportunities. Members have the option to: (i) swap time at their home directly with another member for time at their property, or (ii) swap time at their home for points, which can be used at a later date to secure a stay at another member’s home. Love Home Swap has developed a sizeable footprint in the United Kingdom and Europe, as well as presence in the U.S. and Australia.

Inventory
The properties our business makes available to travelers include vacation ownership and fractional resorts, homes, yachts, private residence clubs, and traditional hotel rooms. Only in rare cases do we acquire and take title of inventory, as our network supply is owned and provided by third-party affiliates and suppliers. We offer travelers flexibility to select preferred travel dates in a variety of lodging options. We leverage inventory comprised of VOIs and independently owned properties across our network of brands to maximize value for affiliates and members.

We also provide industry-leading technology and revenue management expertise to optimize our network of destination inventory through automated tools and sophisticated yield management techniques and to provide inventory distribution services to our network of affiliated resorts.

Customer Development
We affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated vacation ownership developers sign agreements that have an average duration of five years. Our vacation exchange members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We also acquire a small percentage of our members directly from online channels.

We also affiliate with affinity groups outside of the vacation ownership industry, primarily through our ARN business. These affiliates include employee benefit plans, professional associations, and other paid membership groups. These affiliates bring end user customers to our solutions via private label booking websites, which ultimately drives revenue-generating transactions for us.
Loyalty Program
RCI’s loyalty program, RCI Elite Rewards, offers a co-branded credit card to members. The card allows members to earn reward points that can be redeemed for items related to our RCI vacation exchange programs, including annual membership dues, exchange fees for transactions, and other services and products offered by RCI or certain third parties, including airlines and retailers.

Distribution
We distribute our products and services through proprietary websites and call centers around the world. We invest in new technologies and online capabilities to ensure that our customers have the best experience and access to consistent information and services across digital and call center channels. We continue to enhance our digital channels, mobile capabilities, and e-commerce platforms across our network.

Important technology enhancements include streamlined search and transaction journeys, improved help and mobile functionality, more robust redesigned website content, and personalized content and offers for our customers. Recognizing that today’s on-the-go customer relies on mobile devices more frequently than ever before, we are further investing in our mobile applications and online capabilities based on the latest technologies coupled with a more nuanced understanding of customer behavior. We have incorporated new tools and responsive designs that take advantage of the portability and variability of mobile devices, allowing customers to research and plan activities, going beyond the travel booking transaction alone.

Part of our strategy has been to enhance and expand our online distribution channels, including global partnerships with several industry-leading online travel and distribution partners in order to streamline inventory connectivity and guest experience. This will continue to enhance our value proposition with members and accelerate revenue growth, while also allowing for more transactional business online to reduce reliance on call center support, thereby generating cost savings.

The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for vacation exchange. Call centers remain an important distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide private-labeled reservation booking, customer care, and other services for our RCI affiliates.

Marketing
We market our services and products to our customers using our five primary consumer brands and other related brands in 34 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures, and magazines. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We have a comprehensive social and mobile media platform including apps for smartphones and tablets, Facebook and Pinterest fan pages, several Twitter and Instagram accounts and YouTube channels, online video content, and various online magazines. We use our resort directories and periodicals related to the vacation industry for marketing as well as for member retention and loyalty. Additionally, we promote our offerings to owners of resorts and vacation homes through trade shows, online and other marketing channels that include direct mail and telemarketing.

Strategy
Our strategy is to expand beyond our core vacation exchange model into the broader travel market to become a leading travel membership provider. We will re-ignite the RCI exchange brand and leverage its legacy of innovation, technology, and analytics expertise as well as our membership capabilities to fuel our growth and achieve our goals. We intend to pursue the following key strategic initiatives:
Broaden our business beyond core exchange
We will continue to selectively pursue business opportunities to offer services to travelers both within and outside of our traditional member base in order to leverage our existing brands and scale, as well as enhance and grow our recent ARN acquisition. Our goal will be to serve as a true end-to-end travel provider, illustrating our expertise across the full spectrum of travel, vacation, and holidays.
Identify new capital efficient sources of supply
We have identified consumer demand for destinations where we have limited supply. We plan to leverage our scale, technology platforms, and robust industry relationships to secure new sources of supply with favorable pricing to enhance our inventory profile and satisfy our customer demand.
Offer new and innovative products to re-ignite the RCI brand and further enhance the membership experience
We plan to continue our focus on customer obsession by offering more ways for customers to use their membership for global travel and vacations. Our goal is to simplify the exchange process and provide a more expansive offering of quality destination options and travel products.
Develop new solutions in partnership with our club affiliates to increase overall engagement with the club member population
While club owners have been the largest growing segment of our member base, club revenue per member is lower than our overall average due to a wide array of vacation options within the clubs, causing a reduced propensity for club owners to transact with our networks. We see opportunity to improve club engagement by working more closely with our club affiliate partners to drive additional value proposition in their owner base. We can achieve this by enhancing our technology platforms, providing innovative new product offerings, and enabling time flexibility to help owners avoid expiration of their club currency by depositing into our exchange programs.
Seasonality
Our revenues from vacation exchange fees have traditionally been higher in the first quarter, which is generally when our vacation exchange members plan and book their vacations for the year.

Competition
Our global exchange business competes with other worldwide vacation exchange companies, most notably Interval International, and certain developers and clubs that offer vacation exchange through their own internal networks of properties. This business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations.

INTELLECTUAL PROPERTY
Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, logos, trade names, domain names, and other proprietary rights. The foregoing segment descriptions specify the brands that are used by each of our segments. Our subsidiaries actively use or license for use all significant marks and domain names, and we own or have exclusive licenses to use these marks and domain names. In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Wyndham Destinations the right to use the “Wyndham” trademark, “The Registry Collection” trademark and certain other trademarks and intellectual property in our business. See “Key Agreements Related to the Spin-Off—License, Development and Noncompetition Agreement” for more information. We register the marks that we own in the U.S. Patent and Trademark

Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.

GOVERNMENT REGULATION
Our business is subject to various international, national, federal, state and local laws, regulations, and policies in jurisdictions in which we operate. Some laws, regulations, and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations, and policies primarily affect one of our areas of business: inventory sourcing activities; sales and marketing activities; purchaser financing activities; and property management activities.

Inventory Sourcing Regulation
Our inventory sourcing activities are regulated under a number of different timeshare, condominium, and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance, and taxation. In the U.S., these include the Fair Housing Act and the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Sales and Marketing Regulation
Our sales and marketing activities are highly regulated. In addition to regulations implementing laws enacted specifically for the timeshare industry, a wide variety of laws and regulations govern our sales and marketing activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and states’ “Little FTC Acts” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, and other consumer protection laws.

We must obtain the approval of numerous governmental authorities for our sales and marketing activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. In addition, many jurisdictions, including many jurisdictions in the U.S., require that we file detailed registration or offering statements with regulatory authorities disclosing information regarding our VOIs, such as information concerning the intervals being offered, the project, resort or program to which the intervals relate, applicable timeshare plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such intervals, and a description of the manner in which we intend to offer and advertise such intervals.

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

Purchaser Financing Regulation
Our purchaser financing activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the U.S., the Consumer Financial Protection Bureau, the FTC, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, and the Bank Secrecy Act. Our purchaser financing activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

Property Management Regulation
Our property management activities are subject to laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change). In addition, many jurisdictions in which we manage our resorts have statutory provisions that limit the duration of the initial and renewal terms of our management agreements for property owners’ associations.

EMPLOYEES
As of December 31, 2019, we had over 22,500 employees, including over 4,500 employees outside the U.S. The vacation ownership business had 19,400 employees, the vacation exchange business had over 3,000 employees, and our corporate group had 150 employees. Nearly one percent of our employees are subject to collective bargaining agreements governing their employment with our company.

ENVIRONMENTAL COMPLIANCE
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

SOCIAL RESPONSIBILITY
Wyndham Destinations is committed to delivering shareholder and stakeholder value through our Social Responsibility program WYND Full Circle, which remains an integral part of our company culture and global business operations. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued. In 2019, the Company continued to strengthen our impact across our four core areas of Social Responsibility: Environmental Sustainability, Inclusion & Diversity, Philanthropy, and Ethics & Human Rights.

We are committed to sustainable business practices with a focus on social responsibility. Our 2025 environmental goals are to reduce carbon emissions by 40% and water consumption by 25% at our owned, managed, and leased assets (based on square foot intensity) compared to our 2010 baseline. We have reduced carbon emissions intensity by 24% and water usage intensity by 23% as compared to our 2010 baseline, while increasing our overall portfolio square footage by 15%. Progress towards our goals is measured through our environmental management system, the WYND Green Toolbox. Our goals will be achieved through innovative programs and the implementation of efficiency projects aimed at responsible tourism. We have also set a goal to plant two million trees by 2025. Part of our innovative approach to carbon sequestration measures is addressed through annual reforestation projects, protection of existing forests, and the sourcing of carbon neutral coffee.

For additional information on the Company’s social responsibility activities and initiative visit it’s website at investor.wyndhamdestinations.com/governance/Social-Responsibility.

KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between us and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. Additional or modified agreements, arrangements, and transactions, which would be negotiated at arm’s length, may be entered into in the future. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.

As of May 31, 2018, when the Spin-off was completed, we and Wyndham Hotels operate independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.5, 10.50, 10.51, 10.52, and 10.53.

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

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provides for those transfers of assets and assumptions of liabilities that are necessary in connection with the Spin-off so that Wyndham Destinations and Wyndham Hotels is allocated the assets necessary to operate its respective business, and retains or assumes the liabilities allocated to it in accordance with the separation plan. The Separation and Distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations among Wyndham Destinations and Wyndham Hotels. In particular, the Separation and Distribution Agreement provides that, subject to certain terms and conditions:

•	The assets that have been retained by or transferred to Wyndham Hotels (“SpinCo assets”) include, but are not limited to:

•	all of the equity interests of Wyndham Hotels;

•	any and all assets reflected on the audited combined balance sheet of the Wyndham Hotels businesses;

•	any and all contracts primarily relating to the Wyndham Hotels businesses; and

•	all rights in the “Wyndham” trademark and “The Registry Collection” trademark, and certain intellectual property related thereto.

•	The liabilities that have been retained by or transferred to Wyndham Hotels (“SpinCo liabilities”) include, but are not limited to:

•
any and all liabilities (whether accrued, contingent or otherwise, and subject to certain exceptions) to the extent primarily related to, arising out of or resulting from (i) the operation or conduct of the Wyndham Hotels businesses or (ii) the SpinCo assets;

•
any and all liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from any form, registration statement, schedule or similar disclosure document filed or furnished with the SEC, to the extent such filing is either made by Wyndham Hotels or made by the Company in connection with the Spin-off, subject to each party’s indemnification obligations under the Separation and Distribution Agreement with respect to any misstatement of or omission to state a material fact contained in any such filing to the extent the misstatement or omission is based upon information that was furnished by such party;

•	any and all liabilities relating to, arising out of, or resulting from any indebtedness of Wyndham Hotels or any indebtedness secured exclusively by any of the Wyndham Hotels assets; and

•	any and all liabilities (whether accrued, contingent or otherwise) reflected on the audited combined balance sheet of the Wyndham Hotels businesses.

•
Wyndham Hotels assumes one-third and Wyndham Destinations assumes two-thirds of certain contingent and other corporate liabilities of the Company and Wyndham Hotels (“shared contingent liabilities”) in each case incurred prior to the Distribution, including liabilities of the Company related to, arising out of or resulting from (i) certain terminated or divested businesses, (ii) certain general corporate matters of the Company, and (iii) any actions with respect to the separation plan or the Distribution made or brought by any third party;

•
Wyndham Hotels is entitled to receive one-third and Wyndham Destinations is entitled to receive two-thirds of the proceeds (or, in certain cases, a portion thereof) from certain contingent and other corporate assets of the Company and Wyndham Hotels (“shared contingent assets”) arising or accrued prior to the Distribution, including assets of the Company related to, arising from or involving (i) certain terminated or divested businesses, and (ii) certain general corporate matters of the Company;

•
In connection with the sale of the Company’s European vacation rentals business, Wyndham Hotels assumed one-third and Wyndham Destinations assumed two-thirds of certain shared contingent liabilities and certain shared contingent assets. Such shared contingent assets and shared contingent liabilities include: (i) any amounts paid or received by Wyndham Destinations in respect of any indemnification claims made in connection with such sale, (ii) any losses actually incurred by Wyndham Destinations or Wyndham Hotels in connection with its provision of post-closing credit support to the European vacation rentals business, in the form of an unsecured guarantee, letter of credit or otherwise, in a fixed amount to be determined, to ensure that the European vacation rentals business meets the requirements of certain service providers and regulatory authorities, and (iii) any tax assets or liabilities related to such sale;

•
Except as otherwise provided in the Separation and Distribution Agreement or any ancillary agreement, the corporate costs and expenses relating to the Spin-off will be paid by the party with whom such costs were incurred, from a separate account maintained by each of Wyndham Hotels and Wyndham Destinations and established prior to completion of the Spin-off on terms agreed upon by Wyndham Hotels and Wyndham Destinations and, to the extent the funds in such separate account are not sufficient to satisfy such costs and expenses, be treated as shared contingent liabilities (as described above); and

•
All assets and liabilities of the Company (whether accrued, contingent or otherwise) other than the SpinCo assets and SpinCo liabilities, subject to certain exceptions (including the shared contingent assets and shared contingent liabilities), have been retained by or transferred to Wyndham Destinations, except as set forth in the Separation and Distribution Agreement or one of the other agreements described below.

The allocation of liabilities with respect to taxes, except for payroll taxes and reporting and other tax matters expressly covered by the Employee Matters Agreement or the Separation and Distribution Agreement, are solely covered by the Tax Matters Agreement.

Net Proceeds Adjustment. Prior to the Distribution, Wyndham Hotels and the Company agreed on a target amount for the net proceeds to be received by the Company in connection with the sale of the Company’s European vacation rentals business. The actual net proceeds were greater than the targeted amount; therefore, the Company paid Wyndham Hotels $85 million in June 2019. The related estimated tax expense of $46 million was paid by Wyndham Hotels to the Company in April 2019.

Net Indebtedness Adjustment. Prior to the Distribution, the Company and Wyndham Hotels agreed on a target amount of indebtedness (net of cash) for Wyndham Hotels as of the Distribution. The actual amount of net indebtedness as of the close of business on the Distribution Date was less than the target amount; therefore, Wyndham Hotels paid $19 million to Wyndham Destinations in October 2018.

Further Assurances. To the extent that any transfers of assets or assumptions of liabilities contemplated by the Separation and Distribution Agreement have not been consummated, the parties have agreed to cooperate with each other and use commercially reasonable efforts to effect such transfers or assumptions as promptly as practicable. In addition, each of the parties has agreed to cooperate with each other and use commercially reasonable efforts to take, or to cause to be taken, all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement and the ancillary agreements.

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

The Distribution. The Separation and Distribution Agreement governs certain rights and obligations of the parties regarding the Distribution and certain actions that occurred prior to the Distribution, such as the election of officers and directors and the adoption of Wyndham Hotels’ amended and restated certificate of incorporation and amended and restated by-laws. Prior to the Distribution, the Company delivered all the issued and outstanding shares of Wyndham Hotels common stock to the distribution agent. Following the Distribution Date, the distribution agent electronically delivered the shares of Wyndham Hotels common stock to the Company’s shareholders based on each holder of Company common stock receiving one share of Wyndham Hotels common stock for each share of Company common stock held as of May 18, 2018.

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

Employee Matters Agreement
We have entered into an Employee Matters Agreement with Wyndham Hotels that will govern the respective rights, responsibilities and obligations of Wyndham Hotels and us following the Spin-off. The Employee Matters Agreement addresses the allocation of employees between Wyndham Hotels and us, defined benefit pension plans, qualified defined contribution plans, non-qualified deferred compensation plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities related to incentive plans, retirement plans and employee health and welfare benefit plans in which transferred employees participated prior to the Spin-off. The Employee Matters Agreement also provides for the treatment of Wyndham Destinations’ outstanding equity-based awards in connection with the Spin-off. Following the Spin-off, Wyndham Hotels employees no longer participate in Wyndham Destinations' plans or programs (other than continued participation in employee health and welfare benefit plans for a limited period of time following the Spin-off in conjunction with the Transition Services Agreement described below), and Wyndham Hotels will establish plans or programs for their employees as described in the Employee Matters Agreement. Wyndham Hotels will also establish or maintain plans and programs outside of the U.S. as may be required under applicable law or pursuant to the Employee Matters Agreement.

Tax Matters Agreement
We have entered into a Tax Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and us following the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of Wyndham Destinations, Wyndham Hotels has joint and several liability with us to the U.S. Internal Revenue Service (“IRS”) for the combined U.S. federal income taxes of the Wyndham Destinations consolidated group relating to the taxable periods in which Wyndham Hotels was part of that group. In general, the Tax Matters Agreement specifies that Wyndham Hotels will bear one-third, and Wyndham Destinations two-thirds, of this tax liability, and Wyndham Hotels has agreed to indemnify us against any amounts for which we are not responsible including subject to the next sentence. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-off is not tax-free. In general, if a party’s actions cause the Spin-off not to be tax-free, that party will be responsible for the payment of any resulting tax liabilities (and will indemnify the other party with respect thereto). The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business. Although valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Transition Services Agreement
We entered into a Transition Services Agreement with Wyndham Hotels under which Wyndham Hotels provided us with certain services, and we provided Wyndham Hotels with certain services, for a limited time to help ensure an orderly transition following the distribution. These services included certain finance, information technology, human resources, payroll, tax, and other services. The majority of these transition services have ended with the exception of certain tax and treasury services that are expected to be completed in the second quarter of 2020.

License, Development and Noncompetition Agreement
In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Wyndham Destinations the right to use the “Wyndham” trademark, “The Registry Collection” trademark and certain other trademarks and intellectual property in our business. This right is generally limited to use in connection with our vacation ownership and vacation exchange businesses, with certain limited exceptions. This agreement has a term of 100 years with an option for us to extend the term for an additional 30 years. We will pay Wyndham Hotels certain royalties and other fees under this agreement.

Additionally, the license, development and noncompetition agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict each of the Company and Wyndham Hotels from competing with the other party’s business (subject to customary carve-outs) for the first 25 years of the term of the license, development and noncompetition agreement, and we may extend the term of these non-compete obligations for an additional five year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party’s businesses, Wyndham Hotels or us, must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the license, development and noncompetition agreement. Additionally, if either party engages in a project that has a component that competes with the other party’s businesses, Wyndham Hotels or us, must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the license, development and noncompetition agreement.

ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. The risk factors generally have been separated into three groups: risks related to our business and our industry; risks related to our common stock; and risks related to the recent Spin-off. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition in the timeshare industry is based on brand name recognition and reputation as well as location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility of members to exchange into other timeshare properties or other travel awards, property size and availability, customer satisfaction, and the ability to earn and redeem loyalty program points. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

We may not be able to achieve our growth and performance objectives.
We may not be able to achieve our growth and performance objectives for increasing: our earnings and cash flows; the number of tours and new owners generated and VOIs sold by our vacation ownership business; and the number of vacation exchange members and related transactions.

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

On May 9, 2018, we completed the sale of our European vacation rentals business and, on October 22, 2019, we completed the sale of our North American vacation rentals business. Dispositions of businesses, such as our European and North American vacation rentals transactions, pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations. See Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our obligations related to the European vacation rentals business and the North American vacation rentals business and Note 7—Held-for-Sale Business to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more details on the North American vacation rentals transaction.

On August 7, 2019, we completed the acquisition of Alliance Reservations Network, LLC (“ARN”), a company that provides private-label travel booking technology solutions. Acquisitions of businesses, such as the ARN transaction, could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. These acquisitions may also be structured in such a way that we will be assuming unknown or undisclosed liabilities or obligations. Moreover, we may be unable to efficiently integrate acquisitions, management attention and other resources may be diverted away from other potentially more profitable areas of our business and in some cases these acquisitions may turn out to be less compatible with our growth and operational strategy than originally anticipated. The occurrence of any of these events could adversely affect our business, financial condition and results of operations. See Note 5—Acquisitions to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the consideration paid, including the amount of shares of our common stock issued, in connection with the ARN transaction.

Our revenues are highly dependent on the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism or acts of gun violence, political strife, severe weather events and other natural disasters, war and pandemics or threats of pandemics may adversely affect us.
Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel and timeshare industries include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; political and regional strife; natural disasters such as earthquakes, hurricanes, fires, floods and volcano eruptions; war; concerns with or threats of pandemics, contagious diseases or health epidemics; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices. Further, there has been public discussion that climate change may be associated with extreme weather conditions, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures at winter destinations and other factors that may adversely impact the accessibility or desirability of travel to certain locations, and any regulation related to climate change could have an adverse impact on the travel industry generally. Any such disruptions to the travel or timeshare industries may adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations, thereby impacting our operations and the trading price of our common stock.

In the third quarter of 2019, 23 of our vacation ownership resorts, as well as many RCI developer affiliates, across the Carolinas, Central Florida, South Florida, and the Caribbean were negatively impacted by Hurricane Dorian. Physical damage to our properties was minor, however, a combination of mandatory evacuations and the disruption of owner and guest travel in advance of, during and after, the storm caused the loss of vacation ownership tours and the disruption to travel led to cancellations in reservations, sales tours, rentals, exchanges and other services over the important Labor Day weekend.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in impacts to our operations in the Asia Pacific region including cancellations due to travel bans invoked against Chinese residents and cancellations by non-Chinese customers due to concerns of the virus. At this point, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain.

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

•	desirability of geographic regions where resorts in our business are located;

•	the supply and demand for vacation ownership services and products and exchange services and products;

•	seasonality in our businesses, which may cause fluctuations in our operating results;

•	geographic concentrations of our operations and customers;

•
the availability of acceptable financing and the cost of capital as they apply to us, our customers, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations;

•
the quality of the services provided by affiliated resorts and properties in our exchange business or resorts in which we sell vacation ownership interests or participants in the Wyndham Rewards loyalty program, which may adversely affect our image, reputation and brand value;

•	overbuilding or excess capacity in one or more segments of the timeshare industry or in one or more geographic regions;

•
our ability to develop and maintain positive relations and contractual arrangements with vacation ownership interest owners, current and potential vacation exchange members, resorts with units that are exchanged through our exchange business and timeshare property owner associations;

•	organized labor activities and associated litigation;

•	the bankruptcy or insolvency of customers, which could impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;

•	our effectiveness in keeping pace with technological developments, which could impair our competitive position;

•	disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•	owners or other developers that have development advance notes with, or who have received loans or other financial arrangements incentives from us may experience financial difficulties;

•	consolidation of developers could adversely affect our exchange business;

•
decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system or resulting from ongoing property renovations or a decrease in member deposits could adversely affect our exchange business;

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

•	private resale of vacation ownership interests and the sale of vacation ownership interests on the secondary market, which could adversely affect our vacation ownership resorts and exchange business;

•	disputes with owners of vacation ownership interests, property owners associations, and vacation exchange affiliation partners, which may result in litigation and the loss of management contracts;

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
Consumers increasingly use third-party internet travel intermediaries and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates from us to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of internet reservations for our affiliated resorts through their fees. As the use of these third-party reservation channels and peer-to-peer online networks increases, consumers may rely on these channels, adversely affecting our vacation ownership and vacation exchange brands, reservation systems, bookings and rates.

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

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in impacts to our operations in the Asia Pacific region including cancellations due to travel bans invoked against Chinese residents and cancellations by non-Chinese customers due to concerns of the virus. At this point, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain.

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

Additionally, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted in the U.S., which broadly reforms the corporate tax system. The tax reform law, which among other items, reduces the U.S. corporate tax rate, eliminates or limits the deduction of certain expenses which were previously deductible, imposes a mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries and requires a minimum tax on earnings generated by foreign subsidiaries, significantly impacts our effective tax rate, cash tax expenses, and deferred income tax balances.

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

•
disruptions in the financial markets, including potential financial uncertainties surrounding the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” and the failure of financial institutions that support our credit facilities, general economic conditions and market liquidity factors outside of our control, which may limit our access to short- and long-term financing, credit and capital.

Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR and the other alternative LIBOR rate markets.

Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing.

We are subject to risks related to litigation.
We are subject to a number of claims and legal proceedings and the risk of future litigation as described in these Risk Factors and throughout this report and as may be updated in subsequent SEC filings from time to time, including, but not limited to, with respect to Cendant and the Spin-off of Wyndham Hotels. See further discussion in Note 20—Commitments and Contingencies to the Consolidated Financial Statements and Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements, both included in Part II, Item 8 of this Annual Report on Form 10-K. We cannot predict with certainty the ultimate outcome or related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

Our operations are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.
Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international, federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing timeshare (including required government registrations), consumer financings and other lending, information security, data protection and privacy (including the General Data Protection Regulation “GDPR”), credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. In the past, when we have been subjected to regulatory investigations, the amount of the fines involved were not material to our business, financial condition or results of operations. However, we cannot predict whether any future fines that regulators might seek to impose would materially adversely affect our business, financial condition or results of operations.

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

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020. The CCPA provides to California consumers certain new access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Regulations implementing the CCPA continue to be under development. Complying with the CCPA could increase our compliance cost. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the EU General Data Protection Regulation imposes significant obligations to businesses that sell products or services to EU customers or otherwise control or process personal data of EU residents. Complying with GDPR caused us to update certain business practices and systems and incur costs related to continued compliance with GDPR and other international laws and regulations. In addition, should we violate or not comply with the CCPA, GDPR or any other applicable laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

Our information technology infrastructure, including but not limited to our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies, we may face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown.

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

The growth of our business and the execution of our business strategies depend on the services of our senior management and our associates.
We believe that our future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Michael D. Brown, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team, or the failure to identify successors for such positions, could adversely affect our strategic and customer relationships and impede our ability to execute our business strategies. In addition, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop or retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency or internal control failures. We may not be able to locate suitable replacements for any key employees who leave our company, or offer employment to potential replacements on reasonable terms.

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

The continuing evolution of social media presents new challenges and requires us to keep pace with new developments and trends. Negative posts or comments about us, the properties we manage or our brands on any social networking or user-

generated review website, including travel and vacation property websites, could affect consumer opinions of us and our products, and we cannot guarantee that we will timely or adequately redress such instances.

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
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, we and Realogy generally are responsible for 37.5% and 62.5%, respectively, of certain of Cendant's contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant's terminated or divested businesses, the Travelport sale, certain Cendant- related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

Risks Related to the Spin-Off
We may be unable to achieve some or all of the benefits we expect to achieve from the Spin-off.
On May 31, 2018, we completed the Spin-off of our hotel business - Wyndham Hotels. Although we believe that the Spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the Spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the Spin-off, which makes us more vulnerable to changing market and economic conditions and the risk of takeover by third parties. Operating as a smaller, independent entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms before the Spin-off, including our operating diversity, purchasing and borrowing leverage, available capital for investments, partnerships and relationships and opportunities to pursue integrated strategies with the businesses within our former combined company and the ability to attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the Spin-off transaction, and we may be unable to obtain financing, goods or services at prices or on terms as favorable as those obtained by our former combined company. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By spinning-off our hotel business, we also may be more susceptible to market fluctuations and other adverse events than we would be if we did not spin-off the hotel business. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the Spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.

The Spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
While we did receive a solvency opinion from an investment bank confirming that we and Wyndham Hotels were adequately capitalized immediately after the Spin-off, the Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the Spin-off, and that the Spin-off left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares of common stock in Wyndham Hotels being distributed as part of the Spin-off or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by us and the fair market value of Wyndham Hotels at the time of the Spin-off.

Following completion of the Spin-off, our success depends in part on our ongoing relationship with Wyndham Hotels.
In connection with the Spin-off, we entered into a number of agreements with Wyndham Hotels that govern the ongoing relationships between Wyndham Hotels and us following the Spin-off. Our success will depend, in part, on the maintenance of these ongoing relationships with Wyndham Hotels as well as Wyndham Hotels’ performance of its obligations under these agreements, including Wyndham Hotels’ maintenance of the quality of its products and services as well as the reputation of the Wyndham-branded trademarks, tradenames and certain related intellectual property that we license from it pursuant to the license, development and noncompetition agreement. If we are unable to maintain a good relationship with Wyndham Hotels, or if Wyndham Hotels does not perform its obligations under these agreements, fails to protect the trademarks, tradenames and intellectual property that we license from it or if these brands deteriorate or materially change in an adverse manner, or the reputation of these brands declines, our brand may be negatively affected, our profitability and revenues could decrease and our growth potential may be adversely affected.

We are responsible for certain contingent and other corporate liabilities incurred prior to the Spin-off.
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our obligations related to Wyndham Hotels.

If Wyndham Hotels was to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs.

Certain directors who serve on our Board of Directors currently serve as directors of Wyndham Hotels following the Spin-off, and ownership of shares of common stock of Wyndham Hotels following the Spin-off by our directors and executive officers may create, or appear to create, conflicts of interest.
Certain of our directors who serve on our Board of Directors currently serve on the board of directors of Wyndham Hotels. This may create, or appear to create, conflicts of interest when our or Wyndham Hotels’ management and directors face decisions that could have different implications for us and Wyndham Hotels, including the resolution of any dispute regarding the terms of the agreements governing the Spin-off and the relationship between us and Wyndham Hotels after the Spin-off or any other commercial agreements entered into in the future between us and Wyndham Hotels.

Substantially all of our executive officers and some of our non-employee directors currently own shares of the common stock of Wyndham Hotels. The continued ownership of such common stock by our directors and executive officers following the Spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Wyndham Hotels.

If the Distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(l)(D) and 355 of the Internal Revenue Code of l986, as amended (“Code”), then our shareholders, we and Wyndham Hotels might be required to pay substantial U.S. federal income taxes.
The Distribution was conditioned upon our receipt of opinions of our Spin-off tax advisors to the effect that, subject to the assumptions and limitations described therein, the Distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The opinions of our Spin-off tax advisors were based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Wyndham Hotels made to the Spin-off tax advisors. In rendering their opinions, the Spin-off tax advisors also relied on certain covenants that we and Wyndham Hotels entered into, including the adherence by us and by Wyndham Hotels to certain restrictions on future actions contained in the Tax Matters Agreement. If any of the representations or statements that we or Wyndham Hotels made are or become inaccurate or incomplete, or if we or Wyndham Hotels breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment. The opinions of the Spin-off tax advisors are not binding on the U.S. Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

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

If the Distribution does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to Wyndham Hotels for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of our consolidated group at the time of the Spin-off (including the hotel business) would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, if the distribution of the common stock of Wyndham Hotels does not qualify as tax-free under Section 355 of the Code, our shareholders will be treated as having received a taxable distribution equal to the value of the stock distributed, treated as a taxable dividend to the extent of our current and accumulated earnings and profits, and then would have a tax-free basis recovery up to the amount of their tax basis in their shares, and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

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

We entered into a Tax Matters Agreement with Wyndham Hotels under which we have allocated, between Wyndham Hotels and ourselves, responsibility for U.S. federal, state and local and non-U.S. income and other taxes relating to taxable periods before and after the Spin-off and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Matters Agreement, we agreed that, among other things, we may not take, or fail to take, any action following the distribution if such action, or failure to act: would be inconsistent with or prohibit the Spin-off and certain restructuring transactions related to the distribution and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code to us and our stockholders (except with respect to the receipt of cash in lieu of fractional shares of our stock); or would be inconsistent with, or cause to be untrue, any representation, statement, information or covenant made in connection with the IRS Ruling, the tax opinions provided by our Spin-off tax advisors or the Tax Matters Agreement relating to the qualification of the distribution and certain related transactions as a tax-free transaction under Sections 368(a)(1)(D) and 355 and related provisions of the Code.

In addition, we agreed that we may not, among other things, during the two-year period following the Spin-off, except under certain specified circumstances, issue, sell or redeem our stock or other securities (or those of certain of our subsidiaries); liquidate, merge or consolidate with another person; sell or dispose of assets outside the ordinary course of business or materially change the manner of operating our business; or enter into any agreement, understanding or arrangement, or engage in any substantial negotiations with respect to any transaction or series of transactions which would cause us to undergo a specified percentage or greater change in our stock ownership by value or voting power. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, or raise money by selling assets or enter into business combination transactions. We also agreed to indemnify Wyndham Hotels for certain tax liabilities resulting from any such transactions. Further, our shareholders may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Wyndham Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in 2025. We also have a leased office in Virginia Beach, Virginia, for our Associate Service Center, for which the lease expires in 2021.

Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our vacation ownership business also has leased spaces in Redmond, Washington; Springfield, Missouri; Chicago, Illinois; Las Vegas, Nevada; and Bundall, Australia, with various expiration dates between 2020 and 2030. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada, that expires in 2028 and in Northbrook, Illinois, that expires in 2020. In addition, our vacation ownership business leases 157 marketing and sales offices with 126 locations in the U.S. and the remaining locations in Australia, the Caribbean, Thailand, Mexico, Fiji, New Zealand, Indonesia, and the Philippines. All leases that are due to expire in 2020 are presently under review related to our ongoing requirements.

Vacation Exchange
Our exchange business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana and one property in Mexico. There are 32 leased offices, of which four are located in North America, 12 in Latin America, 10 in Europe, four in Asia Pacific, and two in Africa. Such leases have expiration dates between 2020 through 2029. All leases that are due to expire in 2020 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business and Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock
Our common stock is listed on the NYSE under the symbol “WYND.” As of January 31, 2020, the number of stockholders of record was 4,720. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2019.”

Issuer Purchases of Equity Securities
Below is a summary of our Wyndham Destinations common stock repurchases by month for the quarter ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan(b)
October 2019 (October 1-31)	727,296	$45.50	727,296	$567,898,433
November 2019 (November 1-30)	1,292,200	47.10	1,292,200	507,032,494
December 2019 (a) (December 1-31)	620,910	50.08	620,910	476,073,903
Total (a)	2,640,406	$47.36	2,640,406	$476,073,903

(a)	Includes 57,000 shares purchased for which the trade date occurred in December 2019 while settlement occurred in January 2020.

(b)
On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program eight times, most recently on October 23, 2017, by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. See “Stock Repurchase Program” section included in Item 7 of this Annual Report on Form 10-K for further information on the Share Repurchase Program.

For a description of limitations on the payment of our dividends, see the “Dividends” section included in Item 7 of this Annual Report on Form 10-K.

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the SEC and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2014, to December 31, 2019. The graph assumes that $100 was invested on December 31, 2014, and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(a)
Among Wyndham Destinations, the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index
(a) $100 invested on December 31, 2014, in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative Total Return
	12/14	12/15	12/16	12/17	12/18	12/19

Wyndham Destinations	$100.00	$86.48	$93.47	$145.28	$103.11	$154.73
S&P Midcap 400	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
S&P Hotels, Resorts & Cruise Lines	$100.00	$103.87	$111.68	$166.50	$136.42	$186.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2019	2018	2017	2016	2015
Income statement data (in millions):
Net revenues	$4,043	$3,931	$3,806	$3,692	$3,657
Expenses
Operating and other (a)	3,106	3,051	3,000	2,907	2,888
Separation and related costs	45	223	26	—	—
Asset impairments	27	(4)	205	—	—
Depreciation and amortization	121	138	136	127	119
Total expenses	3,299	3,408	3,367	3,034	3,007
Gain on sale of business	(68)	—	—	—	—
Operating income	812	523	439	658	650
Other (income), net	(23)	(38)	(28)	(21)	(15)
Interest expense	162	170	155	133	122
Early extinguishment of debt	—	—	—	11	—
Interest (income)	(7)	(5)	(6)	(7)	(8)
Income before income taxes	680	396	318	542	551
Provision/(benefit) for income taxes	191	130	(328)	190	173
Net income from continuing operations	489	266	646	352	378
(Loss)/income from operations of discontinued businesses, net of income taxes	—	(50)	209	260	229
Gain on disposal of discontinued business, net of income taxes	18	456	—	—	—
Net income	507	672	855	612	607
Net income attributable to noncontrolling interest	—	—	(1)	(1)	—
Net income attributable to Wyndham Destinations shareholders	$507	$672	$854	$611	$607

Per share data
Basic earnings per share
Continuing operations	$5.31	$2.69	$6.26	$3.19	$3.21
Discontinued operations	0.19	4.11	2.03	2.37	1.94
	$5.50	$6.80	$8.29	$5.56	$5.15

Basic weighted average shares outstanding (in millions)	92.1	98.9	103.0	109.9	118.0

Diluted earnings per share
Continuing operations	$5.29	$2.68	$6.22	$3.17	$3.18
Discontinued operations	0.19	4.09	2.02	2.35	1.92
	$5.48	$6.77	$8.24	$5.52	$5.10

Diluted weighted average shares outstanding (in millions)	92.4	99.2	103.7	110.6	119.0

Dividends
Cash dividends declared per share	$1.80	$1.89	$2.32	$2.00	$1.68

Balance sheet data (in millions):
Securitized assets (b)	$3,121	$3,028	$2,680	$2,601	$2,576
Total assets	7,453	7,158	10,450	9,866	9,618
Non-recourse vacation ownership debt (c)	2,541	2,357	2,098	2,141	2,106
Debt (c)	3,034	2,881	3,908	3,299	2,997
Total (deficit)/equity	(524)	(569)	774	633	864

Operating statistics:(d)
Vacation Ownership
Gross VOI sales (in millions)	$2,355	$2,271	$2,138	$2,007	$1,960
Tours (in 000s)	945	904	869	819	801
Volume Per Guest (“VPG”)	$2,381	$2,392	$2,345	$2,324	$2,326
Vacation Exchange
Average number of members (in 000s)	3,887	3,847	3,799	3,852	3,831
Exchange revenue per member	$166.54	$171.04	$176.74	$172.56	$173.59

(a)	Includes Operating, Cost of vacation ownership interests, Consumer financing interest, Marketing, General and administrative, and Restructuring expenses.

(b)
Represents the portion of gross vacation ownership contract receivables, securitization restricted cash, and related assets that collateralize our non-recourse vacation ownership debt. Refer to Note 17—Variable Interest Entities to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

(c)	Reflects the impact of the adoption of accounting standards issued during 2016 related to the presentation of debt issuance costs.

(d)	For additional details on the Company’s operating statistics see the “Operating Statistics” section included in Item 7 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following two segments:

•
Vacation Ownership—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.

•	Vacation Exchange—provides vacation exchange services and products to owners of VOIs.

European Vacation Rentals Business Sale
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and a 2018 after-tax gain of $456 million, net of $139 million in taxes. During 2019, we recognized an additional $18 million gain, related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees. We have provided post-closing credit support in order to ensure that Compass IV Limited, an affiliate of Platinum Equity, LLC (“Compass”) meets the requirements of certain service providers and regulatory authorities. The results of operations of this business through the date of sale have been classified as discontinued operations on the Consolidated Financial Statements.

Hotel Business Spin-off
We completed the spin-off of our hotel business on May 31, 2018 (“Spin-off”). This Spin-off resulted in our operations being held by two separate, publicly traded companies, Wyndham Destinations, Inc. (“Wyndham Destinations”) and Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Wyndham Destinations shareholders. The new hotel company was named Wyndham Hotels. As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements.

Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. We have recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Vacation Exchange segment.

North American Vacation Rentals Business Sale
During 2018, we decided to explore strategic alternatives for the North American vacation rentals business and on October 22, 2019, we closed on the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale on the December 31, 2018 Consolidated Balance Sheet. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Consolidated Statements of Income.

La Quinta Acquisition
In January 2018, we entered into an agreement with La Quinta Holdings Inc. (“La Quinta”) to acquire its hotel franchising and management businesses for $1.95 billion. At the time we entered into this agreement, we obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the Spin-off on May 31, 2018. Upon completion of the Spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt was transferred to Wyndham Hotels.

Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted in the Unites States of America (“U.S.”). This law, also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and requiring a minimum tax on earnings generated by foreign subsidiaries. The Tax Cuts and Jobs Act significantly impacted our effective tax rate, cash tax expenses and deferred income tax balances.

SEGMENT OVERVIEW
Vacation Ownership
We develop, market and sell VOIs to individual consumers, provide consumer financing in connection with the sale of VOIs, and provide property management services at resorts. Our sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible.

For developer-financed sales, we reduce the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. Our estimates of uncollectible amounts are based largely on the results of our static pool analysis which relies on historical payment data by customer class.

In connection with entering into a VOI sale, we may provide our customers with certain non-cash incentives, such as credits for future stays at our resorts. For those VOI sales, we bifurcate the sale and allocate the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of 18 months or less and are recognized at a point in time upon transfer of control.

We provide day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. Our management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. We receive fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. We are entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income. We reduce management fees for amounts paid to the property owners’ association that reflect maintenance fees for VOIs for which we retain ownership, as we have concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $702 million, $665 million, and $649 million during 2019, 2018, and 2017. Management fee revenues were $394 million, $314 million, and $285 million during 2019, 2018, and 2017. Reimbursable revenues were $308 million, $351 million, and $364 million during 2019, 2018, and 2017. One of the associations that we manage paid our Vacation Exchange segment $29 million for exchange services during each of the years 2019, 2018, and 2017.

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales including Fee-for-Service sales before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs, and (iii) volume per guest (“VPG”), which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours.

Vacation Exchange
As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange network and, for some members, for other leisure-related services and products.

Our vacation exchange business derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. We recognize revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with our vacation exchange networks and, for certain members, for other leisure-related services and products. We also derive revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

Our vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, other related transaction or event.

Prior to the sale of our vacation rental businesses, we derived revenue from fees associated with the rental of vacation properties managed and marketed by Wyndham Destinations, Inc. on behalf of independent owners. We remitted the rental fee received from the renter to the independent owner, net of our agreed-upon fee. The related revenue from such fees, net of expected refunds, was recognized over the renter’s stay. Our vacation rental businesses also derived revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations which were generally recognized when the service was delivered.

Within our Vacation Exchange segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents paid members in our vacation exchange programs who are current on their annual membership dues, or within the allowed grace period, and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products, and (ii) exchange revenue per member, which represents total revenue from fees associated with memberships, exchange transactions, and other services for the period divided by the average number of vacation exchange members during the period.

Other Items
In December 2019, a strain of coronavirus was reported to have surfaced in China, resulting in travel bans invoked against Chinese residents. These travel bans, as well as cancellations by non-Chinese customers due to concerns of the virus, have caused minor impacts to our operations in South Asia and Australia to date. Our annual revenues in South Asia and Australia represent approximately 6% of our total revenues. Although the impact has been minor to date, the extent to which the coronavirus may impact our financial condition or results of operations is uncertain. We will continue to monitor events closely and work with heath authorities to ensure the safety of our owners, guests, and employees.

We record property management services revenues and RCI Elite Rewards revenues for our Vacation Ownership and Vacation Exchange segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. These reportable segments represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/

disposition of business, and items that meet the conditions of unusual and/or infrequent. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with the Generally Accepted Accounting Principles in the U.S. (“GAAP”) measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2019 and 2018. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2019	2018	% Change (g)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (h)	$2,355	$2,271	3.7
Tours (in 000s) (c)	945	904	4.5
Volume Per Guest (“VPG”) (d)	$2,381	$2,392	(0.4)
Vacation Exchange (a)
Average number of members (in 000s) (e)	3,887	3,847	1.0
Exchange revenue per member (f)	$166.54	$171.04	(2.6)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

(b)
Represents total sales of VOIs, including sales under the Fee-for-Service program, before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(c)	Represents the number of tours taken by guests in our efforts to sell VOIs.

(d)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $105 million and $108 million during 2019 and 2018. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

(e)	Represents paid members in our vacation exchange programs who are current on their annual membership dues or within the allowed grace period.

(f)
Represents total revenues generated from fees associated with memberships, exchange transactions, and other servicing for the period divided by the average number of vacation exchange members during the period.

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the years ended December 31, (in millions):

	2019	2018
Vacation ownership interest sales, net	$1,848	$1,769
Loan loss provision	479	456
Gross VOI sales, net of Fee-for-Service sales	2,327	2,225
Fee-for-Service sales (1)	28	46
Gross VOI sales	$2,355	$2,271

(1)
Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $18 million and $31 million during 2019 and 2018. These commissions are reported within Service and membership fees on the Consolidated Statements of Income.

RESULTS OF OPERATIONS
Our consolidated results for the years ended December 31, 2019, versus December 31, 2018, are as follows (in millions):

	Year Ended December 31,
	2019	2018	Favorable/ (Unfavorable)
Net revenues	$4,043	$3,931	$112
Expenses	3,299	3,408	109
Gain on sale of business	(68)	—	68
Operating income	812	523	289
Other (income), net	(23)	(38)	(15)
Interest expense	162	170	8
Interest (income)	(7)	(5)	2
Income before income taxes	680	396	284
Provision for income taxes	191	130	(61)
Net income from continuing operations	489	266	223
Loss from operations of discontinued businesses, net of income taxes	—	(50)	50
Gain on disposal of discontinued business, net of income taxes	18	456	(438)
Net income attributable to Wyndham Destinations shareholders	$507	$672	$(165)

Net revenues increased $112 million during 2019 compared with 2018. Revenue growth of $133 million (3.4%) was offset by unfavorable foreign currency impact of $21 million (0.5%). Excluding foreign currency impact, the increase in net revenues was the result of:

•	$149 million of higher revenues in our vacation ownership business due to an increase in net VOI sales, property management, and consumer financing revenues; partially offset by

•
$13 million decrease in revenues in our vacation exchange business driven by the sale of North American vacation rentals in October 2019 and the loss of Wyndham Hotels servicing revenues as a result of the Spin-off; partially offset by increases in ancillary revenues driven by the acquisition of ARN.

Expenses decreased $109 million during 2019 compared with 2018. The decrease in expenses of $94 million (2.8%) was impacted by favorable foreign currency of $15 million (0.4%). Excluding foreign currency impact, the decrease in expenses was the result of:

•	$178 million decrease in separation costs related to the Spin-off of Wyndham Hotels;

•	$35 million decrease in costs as a result of the sale of the North American vacation rentals business in October 2019;

•
$17 million decrease in depreciation and amortization primarily due to the conveyance of a portion of the Wyndham Worldwide Corporation headquarters to Wyndham Hotels at Spin-off and the designation of North American vacation rentals as held-for-sale and the subsequent sale of this business; partially offset by

•	$67 million increase in marketing costs driven by our Vacation Ownership segment as a result of higher tour volume and an increase in licensing fees for the use of the Wyndham tradename;

•	$31 million increase in non-cash impairment charges driven by a loss on sale of inventory in 2019;

•
$27 million increase in expenses from operating activities primarily driven by higher revenues at our Vacation Ownership segment, partially offset by lower operating costs associated with lower revenues at our Vacation Exchange segment; and

•	$25 million increase in operating expenses related to the ARN acquisition.

Gain on sale of business was $68 million during 2019 due to the sale of the North American vacation rentals business.

Other income, net of other expense decreased $15 million during 2019 compared with 2018, due to value-added tax refunds in 2018.

Interest expense decreased $8 million during 2019 compared with 2018 due to lower average outstanding revolving credit facility balances.

Our effective tax rate was 28.1% in 2019 compared to 32.8% in 2018. The 2018 effective tax rate was higher due to significant increases in the valuation allowance related to foreign tax credits and net operating losses.

Our 2019 results of operations reflect a negative impact from hurricane Dorian. We estimate that the hurricane reduced revenues, Adjusted EBITDA, and net income by $20 million, $11 million, and $8 million. Our 2018 results of operations reflect the negative impact from 2018 hurricanes Florence and Michael, and the lingering effects of 2017 hurricane Maria. We estimate that the 2018 hurricanes reduced revenues, Adjusted EBITDA, and net income by $23 million, $16 million, and $11 million. Additionally, we estimate that hurricane Maria reduced 2018 revenues, Adjusted EBITDA, and net income by $12 million, $11 million, and $7 million.

During 2018, there was a loss from operations of discontinued businesses, net of income taxes of $50 million associated with the completion of the Spin-off and the sale of the European vacation rentals business.

Gain on disposal of discontinued businesses, net of income taxes was $18 million during 2019 mainly due to tax benefits associated with additional foreign tax credit utilization, lower than anticipated state income taxes, and the release of funds held in escrow related to the sale of the European vacation rentals business in 2018. The $456 million gain recognized in 2018 represents the gain on sale of the European vacation rentals business.

As a result of these items, Net income attributable to Wyndham Destinations shareholders decreased $165 million (24.6%) in 2019 as compared with 2018.

Following is a discussion of the 2019 results of each of our segments compared to 2018 (in millions):

	Year Ended December 31,
Net revenues	2019	2018
Vacation Ownership	$3,151	$3,016
Vacation Exchange	898	918
Total reportable segments	4,049	3,934
Corporate and other (a)	(6)	(3)
Total Company	$4,043	$3,931

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2019	2018
Net income attributable to Wyndham Destinations shareholders	$507	$672
Gain on disposal of discontinued business, net of income taxes	(18)	(456)
Loss from operations of discontinued businesses, net of income taxes	—	50
Provision for income taxes	191	130
Depreciation and amortization	121	138
Interest expense	162	170
Interest (income)	(7)	(5)
Gain on sale of business	(68)	—
Separation and related costs (b)	45	223
Restructuring	9	16
Asset impairments	27	(4)
Legacy items (c)	1	1
Acquisition and divestiture related costs	1	—
Stock-based compensation	20	23
Value-added tax refund	—	(16)
Adjusted EBITDA	$991	$942

	Year Ended December 31,
Adjusted EBITDA	2019	2018
Vacation Ownership	$756	$731
Vacation Exchange	289	278
Total reportable segments	1,045	1,009
Corporate and other (a)	(54)	(67)
Total Company	$991	$942

(a)	Includes the elimination of transactions between segments.

(b)	Includes $4 million and $105 million of stock based compensation expenses for the years ended 2019 and 2018.

(c)	Represents the resolution of and adjustment to certain contingent liabilities resulting from our separation from Cendant.

Vacation Ownership
Net revenues increased $135 million and Adjusted EBITDA increased $25 million during 2019 compared with 2018. Revenue growth of $149 million (4.9%) was offset by unfavorable foreign currency impact of $14 million (0.5%). Adjusted EBITDA growth of $30 million (4.1%) was offset by unfavorable foreign currency impact of $5 million (0.7%).
Net revenue growth excluding the impact of currency was driven by:

•
$111 million increase in gross VOI sales, net of Fee-for-Service sales, driven by a 4.5% increase in tours, resulting from our continued focus on new owner generation; partially offset by a $23 million increase in our provision for loan losses due to higher gross VOI sales and the impact of higher defaults;

•	$40 million increase in property management revenues due to higher management fees;

•	$26 million increase in consumer financing revenues due to a higher weighted average interest rate earned on a larger average portfolio balance; and

•	$4 million increase in ancillary revenues; partially offset by

•	$14 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$63 million increase in marketing costs due to higher tour volume and an increase in licensing fees for the use of the Wyndham tradename;

•	$34 million of higher sales and commission expenses due to higher gross VOI sales;

•	$17 million increase in consumer financing interest expense resulting from an increase in the weighted average interest rate and a higher average loan balance on our non-recourse debt;

•	$4 million increase in property management expenses;

•	$4 million increase in the cost of VOIs sold driven by higher gross VOI sales; and

•	$3 million increase in maintenance fees on unsold inventory; partially offset by

•	$12 million decrease in commission expenses as a result of lower Fee-for-Service VOI sales.

Vacation Exchange
Net revenues decreased $20 million and Adjusted EBITDA increased $11 million during 2019 compared with 2018. Revenue decrease of $13 million (1.4%) was impacted by unfavorable foreign currency of $7 million (0.8%). Adjusted EBITDA growth of $16 million (5.8%) was offset by unfavorable foreign currency of $5 million (1.8%).

Decreases in net revenues excluding the impact of currency were driven by:

•	$17 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019;

•	$4 million net decrease in exchange and related service revenues driven by a change in customer mix, lower inventory levels, and higher other product revenue; partially offset by

•
$8 million net increase in ancillary revenues driven by $27 million at our newly-acquired ARN business; partially offset by the $13 million loss of ancillary revenue generated by the North American vacations rentals business and the $6 million loss of Wyndham Hotels servicing revenues which were discontinued as a result of the Spin-off.

In addition to the drivers mentioned above, 2019 Adjusted EBITDA, excluding the impact of currency, was further impacted by:

•	$35 million decrease in costs due to the sale of the North American vacation rentals business in October 2019;

•	$10 million decrease in general and administrative expenses due to lower information technology costs and employee-related costs; and

•	$9 million of cost reductions associated with lower exchange and related service revenues; partially offset by

•	$25 million of increased revenue-related expenses at our newly-acquired ARN business.

Corporate and other
Corporate and other Adjusted EBITDA increased $13 million during 2019 compared with 2018. Adjusted EBITDA growth of $9 million (13.4%) was impacted by favorable foreign currency of $4 million (6.0%). The remaining growth in Adjusted EBITDA was primarily due to lower employee-related costs as a result of a smaller corporate presence after the Spin-off of Wyndham Hotels.

For comparative review of our consolidated results of operations and the results of operations of our reportable segments for the fiscal years ended December 31, 2018 and 2017, refer to Part II, Item 7 of our Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

DISCONTINUED OPERATIONS
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and a 2018 after-tax gain of $456 million, net of $139 million in taxes. During 2019 we recognized an additional $18 million gain, related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees. We have provided post-closing credit support in order to ensure that Compass meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations on the Consolidated Financial Statements.

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

During 2018 there was a $50 million loss from operations of discontinued businesses, net of taxes. Income from operations of discontinued businesses, net of taxes was $209 million during 2017. Separation and related costs from discontinued operations was $111 million and $40 million in 2018 and 2017.

SEPARATION AND TRANSACTION COSTS
During 2019, we incurred $45 million of expenses in connection with the Spin-off completed on May 31, 2018, which are reflected within continuing operations. These separation costs were related to stock compensation, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of our abandoning portions of our administrative offices in New Jersey. This decision was part of our continued focus on rationalizing existing facilities in order to reduce our corporate footprint. These expenses also include additional impairment charges associated with the write-off of assets and liabilities related to the early termination of an operating lease in Chicago, Illinois, offset by an indemnification receivable from Wyndham Hotels. Refer to Note 13—Leases to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional detail regarding these impairments.

During 2018, we incurred $223 million of expenses in connection with the Spin-off which are reflected within continuing operations and include related costs of the Spin-off, of which $217 million were related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during 2018, we incurred $111 million of separation related expenses in connection with the Spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

During 2017, we incurred $26 million of expenses associated with the planned Spin-off and the exploration of strategic alternatives for the European vacation rentals business which are reflected within continuing operations. Additionally, during 2017 we also incurred $40 million of separation related costs that are included within discontinued operations. These costs include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

RESTRUCTURING PLANS
During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action is primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at our Vacation Ownership segment, (ii) $2 million at our Vacation Exchange segment, and (iii) $1 million at our corporate operations. We reduced the restructuring liability by $1 million of cash payments during 2019. The remaining 2019 restructuring liability of $4 million is expected to be paid by the end of 2021.

During 2018, we recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at our Vacation Ownership segment, (ii) $4 million at our Vacation Exchange segment, and (iii) $1 million at our corporate operations. During 2019, we incurred an additional $3 million of restructuring expenses at our Vacation Ownership segment and an additional $1 million at our corporate operations. We reduced the restructuring liability by $13 million and $4 million of cash payments during 2019 and 2018. The remaining 2018 restructuring liability of $3 million is expected to be paid by the end of 2021.

During 2017, we recorded $14 million of charges related to restructuring initiatives, all of which were personnel-related resulting from a reduction of approximately 200 employees. The charges consisted of (i) $8 million at our Vacation Exchange segment which primarily focused on enhancing organizational efficiency and rationalizing our operations, and (ii) $6 million at our corporate operations which focused on rationalizing our sourcing function and outsourcing certain information technology functions. During 2017, we reduced the restructuring liability by $11 million, of which $10 million was in cash payments and $1 million was through the issuance of Wyndham Worldwide Corporation stock. During 2018, we further reduced the restructuring liability by $3 million of cash payments. The 2017 restructuring liability was paid in full as of December 31, 2018.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	December 31, 2019	December 31, 2018	Change
Total assets	$7,453	$7,158	$295
Total liabilities	7,977	7,727	250
Total deficit	(524)	(569)	45

Total assets increased $295 million from December 31, 2018, to December 31, 2019, due to:

•	$137 million increase in cash primarily related to net proceeds from debt issuance;

•	$83 million increase in Vacation ownership contract receivables, net, due to new VOI originations, partially offset by principal payments and loan loss provision;

•	$68 million increase in Prepaid expenses, primarily for software implementation and other contractual arrangements;

•	$82 million increase in Goodwill and Other intangibles, net mainly due to the acquisition of ARN; and

•
$170 million increase in Other assets primarily due to $136 million of right-of-use assets recorded in 2019 related to the adoption of the new Leases accounting standard, an increase in tax receivables, and non-trade receivables.

Such increases in assets were partially offset by $203 million decrease in Assets of held-for-sale business related to the sale of the North American vacation rentals business and $32 million decrease in Property and equipment, net due to depreciation.

Total liabilities increased $250 million from December 31, 2018, to December 31, 2019, due to:

•	$184 million increase in Non-recourse vacation ownership debt due to $130 million increase in non-recourse term notes and $54 million increase in conduit borrowings;

•	$153 million increase in Debt due to the issuance of $350 million secured notes, partially offset by repayment of the revolving credit facility; and

•	$79 million increase in Deferred income taxes due to installment sales of VOIs and a decrease in valuation allowances on certain deferred income tax assets.

Such increases in liabilities were partially offset by $165 million decrease in Liabilities of held-for-sale business related to the sale of the North American vacation rentals business.

Total deficit decreased $45 million from December 31, 2018, to December 31, 2019, due to $507 million of Net income attributable to Wyndham Destinations shareholders, and $41 million of Additional paid-in capital mainly due to changes in stock based compensation, issuance of common stock under our employee stock purchase plan and the acquisition of ARN; partially offset by $340 million treasury stock repurchases and $167 million of dividends.

Liquidity and Capital Resources
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as the issuance of secured debt. In addition, we use our conduit facilities and non-recourse debt borrowings to finance our vacation ownership contract receivables (“VOCR”). We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, conduit facilities, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the foreseeable future.

Following the Spin-off, our corporate notes were downgraded by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing our series of notes, the 4.15% Notes due 2024 (the “2024 Notes”) were increased to 5.40%, the 5.10% Notes due 2025 (the “2025 Notes”) were increased to 6.35%, and the 4.50% Notes due 2027 (the “2027 Notes”) were increased to 5.75% per annum. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by S&P, Moody’s or a substitute rating agency.

Our five-year revolving credit facility, which expires in May 2023, has a total capacity of $1.0 billion and available capacity of $983 million, net of letters of credit, as of December 31, 2019.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility, with a borrowing capability of $800 million through August 2021, had $292 million of available capacity as of December 31, 2019. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capability of A$255 million and NZ$48 million through September 2021 and available capacity of $147 million as of December 31, 2019. Borrowings under this facility are required to be repaid no later than September 2023.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

We are currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place after 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents and restricted cash between 2019 and 2018 (in millions). For a comparative review of the fiscal years ended December 31, 2018 and 2017, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2019.

	Year Ended December 31,
	2019	2018	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$453	$292	$161
Discontinued operations	(1)	150	(151)
Investing activities:
Continuing operations	(44)	(99)	55
Discontinued operations	(22)	(626)	604
Financing activities:
Continuing operations	(289)	(1,786)	1,497
Discontinued operations	—	2,066	(2,066)
Effects of changes in exchange rates on cash and cash equivalents	1	(9)	10
Net change in cash, cash equivalents and restricted cash	$98	$(12)	$110

Operating Activities
Net cash provided by operating activities from continuing operations was $453 million for the year ended December 31, 2019, compared to $292 million in the prior year. This $161 million increase in 2019 was driven by a $223 million increase in net income from continuing operations; $83 million decrease in cash utilized for working capital (net cash inflow due to the net change in assets and liabilities); partially offset by a $145 million decrease in non-cash add-back items mainly due to lower stock-based compensation expense, the gain on sale of the North American vacation rentals business, and deferred income taxes.

Net cash used in operating activities from discontinued operations was $1 million for the year ended December 31, 2019, compared to $150 million of cash provided by operating activities from discontinued operations in the prior year. Prior year cash inflows were driven by $406 million of net income from discontinued operations, $172 million in cash provided by working capital, partially offset by $428 million in non-cash add-back items mainly due to the Gain on disposal of discontinued businesses, net of income taxes.

Investing Activities
Net cash used in investing activities from continuing operations was $44 million for the year ended December 31, 2019, compared to $99 million in the prior year. The decrease in 2019 was primarily due to $106 million of net proceeds from the sale of the North American vacation rentals business in 2019, partially offset by $46 million higher cash used in business acquisitions due to ARN and $9 million higher additions of property and equipment.

Net cash used in investing activities from discontinued operations was $22 million for the year ended December 31, 2019, compared to $626 million in the prior year. Cash used in investing activities from discontinued operations in 2019 related to the sale of the European vacation rentals business. Cash used in investing activities from discontinued operations in the prior year was driven by $1.7 billion cash used to acquire La Quinta, partially offset by $1.1 billion of cash proceeds from the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities from continuing operations was $289 million for the year ended December 31, 2019, compared to $1.79 billion in the prior year. The decrease in 2019 was primarily due to $1.0 billion of lower net non-recourse debt and debt payments; $407 million of lower cash transfers to Wyndham Hotels associated with the Spin-off; $56 million of lower net share settlement payments; and $28 million lower dividends paid due to 2018’s inclusion of dividends paid by Wyndham Worldwide Corporation (“Wyndham Worldwide”).

Net cash provided by financing activities for discontinued operations was $2.07 billion, for the year ended December 31, 2018, related to borrowings associated with the La Quinta acquisition.

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

During 2019, we invested $214 million in vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least the next year. The average inventory spend on vacation ownership development projects for the five-year period from 2020 through 2024 is expected to be $260 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2019, we invested $108 million for capital expenditures, primarily on information technology enhancement and facility related projects. During 2020, we anticipate investing $115 million to $125 million on capital expenditures.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations. We expect that additional expenditures will be financed with general secured corporate borrowings, including through the use of available capacity under our revolving credit facility.

Stock Repurchase Program
On August 20, 2007, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. We had $476 million of remaining availability in our program as of December 31, 2019.

Under our current share repurchase program, we repurchased 7.6 million shares at an average price of $44.63 for a cost of $340 million during the year ended December 31, 2019. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
For each of the quarterly periods in 2019, we paid cash dividends of $0.45 per share. During the quarterly period ended March 31, 2018, Wyndham Worldwide paid cash dividends of $0.66 per share, and in each of the quarterly periods ended June 30, September 30, and December 31, 2018, we paid cash dividends of $0.41 per share. The dividend of $0.66 per share was declared by Wyndham Worldwide prior to the Spin-off. For each of the quarterly periods in 2017, Wyndham Worldwide paid cash dividends of $0.58 per share. The aggregate of dividends paid to shareholders for 2019, 2018, and 2017, were $166 million, $194 million, and $242 million.

Our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the adjustment during 2018 as a result of the Spin-off. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we assert that substantially all of the undistributed foreign earnings of $739 million will be reinvested indefinitely as of December 31, 2019. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

LONG-TERM DEBT COVENANTS
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2019, our interest coverage ratio was 6.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2019, our first lien leverage ratio was 2.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2019, we were in compliance with all of the financial covenants described above.

Each of our non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2019, all of our securitized loan pools were in compliance with applicable contractual triggers.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 16—Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

LIQUIDITY
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We believe that our USD bank conduit facility with an extended term through August 2021 and our AUD/NZD bank conduit facility, with a term through September 2021, amounting to a combined capacity of $1.01 billion, along with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs for the foreseeable future. As of December 31, 2019, we had $439 million of availability under these asset-backed conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity as it relates to our VOCRs securitization program could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.4 billion, of which we had $301 million outstanding as of December 31, 2019. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs and vacation exchange fees. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business book their vacations for the year. The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

CONTRACTUAL OBLIGATIONS
The following table summarizes the future contractual obligations of our continuing operations for the 12-month periods beginning on January 1st of each of the years set forth below (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Non-recourse debt (a)	$216	$717	$220	$223	$237	$928	$2,541
Debt	40	249	649	404	298	1,389	3,029
Interest on debt (b)	240	218	178	142	115	171	1,064
Finance leases	2	2	1	—	—	—	5
Operating leases (c)	35	34	31	29	28	75	232
Purchase commitments (d)	245	185	121	114	115	484	1,264
Inventory sold subject to conditional repurchase (e)	38	56	30	—	—	—	124
Separation liabilities (f)	1	12	—	—	—	2	15
Other (g)	24	10	10	—	—	—	44
Total (h)	$841	$1,483	$1,240	$912	$793	$3,049	$8,318

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and non-recourse debt.

(c)	Represents all operating leases including those with a lease of 12 months or less.

(d)
Includes (i) $1.03 billion for marketing related activities, (ii) $120 million relating to the development of vacation ownership properties, and (iii) $47 million for information technology activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 11—Inventory to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail) of which $43 million was included within Accrued expenses and other liabilities and $6 million was included in Accounts payable on the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.

(f)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant separation and Spin-off of the hotel business (See Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail).

(g)
Represents future consideration to be paid for the acquisition of ARN (See Note 5—Acquisitions to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail).

(h)
Excludes a $36 million liability for unrecognized tax benefits since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. For information on matters related to our former parent and subsidiaries see Note 28—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

OTHER COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Standard Guarantees/Indemnifications. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives, and issuances of debt securities. Also in the ordinary course of business, we provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we maintain insurance coverage that may mitigate any potential payments.

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $398 million as of December 31, 2019. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities, such as rentals. During 2019, 2018, and 2017, we made payments related to these guarantees of $11 million, $10 million, and $11 million. As of December 31, 2019 and 2018, we maintained a liability in connection with these guarantees of $21 million and $33 million on our Consolidated Balance Sheets.

We guarantee our Vacation Ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada, from third-party developers subject to the property meeting our vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that we may be required to make under these commitments was $124 million as of December 31, 2019.

As part of the Fee-for-Service program, we may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2019, the maximum potential future payments that we may be required to make under these guarantees is $38 million. As of December 31, 2019 and 2018, we had no recognized liabilities in connection with these guarantees.

In connection with our vacation ownership inventory sale transactions, for which we have conditional rights and conditional obligations to repurchase the completed properties, we are required to maintain an investment-grade credit rating from at least one rating agency. As a result of the Spin-off, we failed to maintain an investment-grade credit rating with at least one rating agency, which triggered a default. During 2018, we agreed to pay $8 million in fees in lieu of posting collateral in favor of the development partner in an amount equal to the remaining obligations under the agreements.

Securitizations. We pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets as of December 31, 2019.

Letters of Credit. As of December 31, 2019, we had $60 million of irrevocable standby letters of credit outstanding, of which $17 million were under our revolving credit facilities. As of December 31, 2018, we had $70 million of irrevocable standby letters of credit outstanding, of which $35 million were under our revolving credit facility. Such letters of credit issued during 2019 and 2018 primarily supported the securitization of VOCRs funding, certain insurance policies and development activity in our vacation ownership business.

Surety Bonds. As of December 31, 2019, we had assembled commitments from 13 surety providers in the amount of $2.4 billion, of which $301 million was outstanding. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our surety bonds.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. In addition to our significant accounting policies referenced in Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we are paid a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Vacation Ownership Revenue Recognition. Our sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible. For developer-financed sales, we reduce the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. Our estimates of uncollectible amounts are based largely on the results of our static pool analysis which relies on historical payment data by customer class. In connection with entering into a VOI sale, we may provide our customers with certain non-cash incentives, such as credits for future stays at our resorts. For those VOI sales, we bifurcate the sale and allocate the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of 18 months or less and are recognized at a point in time upon transfer of control.

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar VOCRs. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (Fair Isaac Corporation “FICO” scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs.

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

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. We performed a qualitative assessment for impairment on each reporting unit’s goodwill. Based on the results of our qualitative assessments performed during the fourth quarter of 2019, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our exchange or vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.

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

Guarantees. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. Also in the ordinary course of business, we provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, we maintain insurance coverage that may mitigate any potential payments.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly swap contracts and interest rate caps, to manage and reduce the interest rate risk related to our debt. Foreign currency forwards are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, forecasted royalties, forecasted earnings, cash flows of foreign subsidiaries, and other transactions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 19—Financial Instruments to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Our principal market exposures are interest rate and foreign currency rate risks.

•
Our primary interest rate exposure as of December 31, 2019, was to interest rate fluctuations in the U.S., specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.

•
We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to SOFR. Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. The transition from LIBOR is estimated to take place after 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

•
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the British pound sterling, Euro, Canadian and Australian dollars, and Mexican peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2019, market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $4 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, and cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities, and revolving credit facilities, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2019, was $572 million in non-recourse debt and $293 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $6 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities. We use a discounted cash flow model in determining the fair values of VOCRs. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of the non-functional current assets and liabilities of the Company and its subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2019. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities, or expected cash flows. As of December 31, 2019, the absolute notional amount of our outstanding foreign exchange hedging instruments was $60 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would not generate a material increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

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

We used December 31, 2019, market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Wyndham Destinations, Inc.
Orlando, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity/(deficit) for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses - Refer to Notes 2 and 10 in the financial statements
Critical Audit Matter Description
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its vacation ownership interests. The Company assesses the adequacy of the allowance for loan losses related to these vacation ownership interests using a technique referred to as a static pool model. The model is based upon the historical performance of similar vacation ownership contract receivables and incorporates more recent history of default information. Management prepares a static pool analysis to track defaults for each year's sales over the entire life of the contract receivable as a means to project future losses. A further qualitative assessment is also performed by the Company which considers whether any external economic conditions or internal portfolio characteristics exist which indicate an adjustment is necessary to reflect expected impacts on the contract receivable portfolio.
Given the level of difficulty required to accurately predict losses over the life of the contract receivables, including the determination of any qualitative adjustments, auditing the allowance for loan losses involved especially complex and subjective judgement.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the vacation ownership interest allowance for loan loss included the following, among others:

•	We tested the effectiveness of controls over the Company’s allowance model, historical loss data, and the calculation of a loss rate.

•	We evaluated the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.

•	We tested the accuracy and evaluated the relevance of the historical loss data as an input to the -allowance model.

•	We performed our own independent analyses using alternative assumptions to assess the reasonableness of the specific allowance model used by the Company.

•	We evaluated the predictability of the Company’s allowance model through analyzing the results of a look-back analysis.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 26, 2020

We have served as the Company's auditor since 2005.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues
Vacation ownership interest sales	$1,848	$1,769	$1,684
Service and membership fees	1,606	1,611	1,599
Consumer financing	515	491	463
Other	74	60	60
Net revenues	4,043	3,931	3,806
Expenses
Operating	1,648	1,642	1,636
Cost of vacation ownership interests	186	183	150
Consumer financing interest	106	88	74
Marketing	666	609	546
General and administrative	491	513	580
Separation and related costs	45	223	26
Asset impairments	27	(4)	205
Restructuring	9	16	14
Depreciation and amortization	121	138	136
Total expenses	3,299	3,408	3,367
Gain on sale of business	(68)	—	—
Operating income	812	523	439
Other (income), net	(23)	(38)	(28)
Interest expense	162	170	155
Interest (income)	(7)	(5)	(6)
Income before income taxes	680	396	318
Provision/(benefit) for income taxes	191	130	(328)
Net income from continuing operations	489	266	646
(Loss)/income from operations of discontinued businesses, net of income taxes	—	(50)	209
Gain on disposal of discontinued business, net of income taxes	18	456	—
Net income	507	672	855
Net income attributable to noncontrolling interest	—	—	(1)
Net income attributable to Wyndham Destinations shareholders	$507	$672	$854

Basic earnings per share
Continuing operations	$5.31	$2.69	$6.26
Discontinued operations	0.19	4.11	2.03
	$5.50	$6.80	$8.29
Diluted earnings per share
Continuing operations	$5.29	$2.68	$6.22
Discontinued operations	0.19	4.09	2.02
	$5.48	$6.77	$8.24

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$507	$672	$855
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	—	(38)	95
Defined benefit pension plans	—	5	1
Other comprehensive (loss)/income, net of tax	—	(33)	96
Comprehensive income	507	639	951
Comprehensive income attributable to noncontrolling interest	—	—	(1)
Comprehensive income attributable to Wyndham Destinations shareholders	$507	$639	$950

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$355	$218
Restricted cash (VIE - $110 as of 2019 and $120 as of 2018)	147	155
Trade receivables, net	144	121
Vacation ownership contract receivables, net (VIE - $2,984 as of 2019 and $2,883 as of 2018)	3,120	3,037
Inventory	1,199	1,224
Prepaid expenses	221	153
Property and equipment, net	680	712
Goodwill	970	922
Other intangibles, net	143	109
Other assets	474	304
Assets of held-for-sale business	—	203
Total assets	$7,453	$7,158
Liabilities and (deficit)
Accounts payable	$73	$66
Deferred income	541	518
Accrued expenses and other liabilities	973	1,004
Non-recourse vacation ownership debt (VIE)	2,541	2,357
Debt	3,034	2,881
Deferred income taxes	815	736
Liabilities of held-for-sale business	—	165
Total liabilities	7,977	7,727
Commitments and contingencies (Note 20)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,863,070 issued as of 2019 and 220,120,808 as of 2018	2	2
Treasury stock, at cost – 132,759,876 shares as of 2019 and 125,137,857 shares as of 2018	(6,383)	(6,043)
Additional paid-in capital	4,118	4,077
Retained earnings	1,785	1,442
Accumulated other comprehensive loss	(52)	(52)
Total stockholders’ (deficit)	(530)	(574)
Noncontrolling interest	6	5
Total (deficit)	(524)	(569)
Total liabilities and (deficit)	$7,453	$7,158

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$507	$672	$855
Loss/(income) from operations of discontinued businesses, net of income taxes	—	50	(209)
Gain on disposal of discontinued business, net of income taxes	(18)	(456)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	138	136
Provision for loan losses	479	456	420
Deferred income taxes	79	122	(397)
Stock-based compensation	24	129	59
Asset impairments	36	5	205
Gain on sale of business	(68)	—	—
Non-cash lease expense	31	—	—
Non-cash interest	21	20	22
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	(15)	(27)	7
Vacation ownership contract receivables	(562)	(615)	(526)
Inventory	13	(27)	(71)
Prepaid expenses	(64)	(26)	(7)
Other assets	1	(17)	(16)
Accounts payable, accrued expenses, and other liabilities	(151)	(146)	(6)
Deferred income	10	7	11
Other, net	9	7	17
Net cash provided by operating activities - continuing operations	453	292	500
Net cash (used in)/provided by operating activities - discontinued operations	(1)	150	486
Net cash provided by operating activities	452	442	986
Investing activities
Property and equipment additions	(108)	(99)	(107)
Acquisition of business, net of cash acquired	(51)	(5)	(48)
Proceeds from asset sales	6	12	6
Proceeds from sale of business, net	106	1	—
Other, net	3	(8)	(2)
Net cash used in investing activities - continuing operations	(44)	(99)	(151)
Net cash used in investing activities - discontinued operations	(22)	(626)	(211)
Net cash used in investing activities	(66)	(725)	(362)
Financing activities
Proceeds from non-recourse vacation ownership debt	2,253	2,977	2,002
Principal payments on non-recourse vacation ownership debt	(2,068)	(2,713)	(2,053)
Proceeds from debt	2,677	3,203	1,629
Principal payments on debt	(2,892)	(3,520)	(1,293)
Repayments of commercial paper, net	—	(147)	(280)
Proceeds from notes issued and term loan	346	300	694
Repayment of notes	(3)	(790)	(300)
Repayments of vacation ownership inventory arrangement	(12)	(12)	(41)
Dividends to shareholders	(166)	(194)	(242)
Cash transferred to Wyndham Hotels related to Spin-off	(69)	(476)	—
Proceeds from issuance of common stock	11	—	—
Repurchase of common stock	(340)	(330)	(599)
Debt issuance costs	(22)	(20)	(10)
Net share settlement of incentive equity awards	(4)	(60)	(39)
Other, net	—	(4)	(4)
Net cash used in financing activities - continuing operations	(289)	(1,786)	(536)
Net cash provided by/(used in) financing activities - discontinued operations	—	2,066	(22)
Net cash (used in)/provided by financing activities	(289)	280	(558)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(9)	17
Net change in cash, cash equivalents and restricted cash	98	(12)	83
Cash, cash equivalents and restricted cash, beginning of period	404	416	333
Cash, cash equivalents and restricted cash, end of period	502	404	416
Less: Restricted cash	147	155	171
Less: Cash and cash equivalents and restricted cash included in assets of discontinued operations and held-for-sale business	—	31	197
Cash and cash equivalents	$355	$218	$48

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2016	106	$2	$(5,118)	$3,966	$1,886	$(107)	$4	$633
Net income	—	—	—	—	854	—	1	855
Other comprehensive income	—	—	—	—	—	96	—	96
Net share settlement of stock-based compensation	—	—	—	(39)	—	—	—	(39)
Change in stock-based compensation	—	—	—	68	—	—	—	68
Change in stock-based compensation for Board of Directors	—	—	—	2	—	—	—	2
Repurchase of common stock	(6)	—	(601)	—	—	—	—	(601)
Dividends ($2.32 per share) (a)	—	—	—	—	(239)	—	—	(239)
Other	—	—	—	(1)	—	—	—	(1)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(9)	(8)	—	(17)
Net income	—	—	—	—	672	—	—	672
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(60)	—	—	—	(60)
Change in stock-based compensation	—	—	—	150	—	—	—	150
Change in stock-based compensation and impact of equity restructuring for Board of Directors	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	(6)	—	(324)	—	—	—	—	(324)
Dividends ($1.89 per share) (b)	—	—	—	—	(191)	—	—	(191)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(1,531)	—	—	(1,531)
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	507	—	—	507
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Employee stock purchase program issuances	—	—	—	11	—	—	—	11
Change in stock-based compensation	—	—	—	24	—	—	—	24
Repurchase of common stock	(8)	—	(340)	—	—	—	—	(340)
Dividends ($1.80 per share)	—	—	—	—	(167)	—	—	(167)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	3	—	—	3
Acquisition of a business	—	—	—	10	—	—	—	10
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)

(a)	Represents dividends declared by Wyndham Worldwide Corporation.

(b)
Includes dividends declared by Wyndham Worldwide Corporation during the first quarter of 2018, prior to the Spin-off of Wyndham Hotels & Resorts, Inc. and subsequent dividends declared by Wyndham Destinations, Inc.

See Notes to Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	Background and Basis of Presentation
Wyndham Destinations, Inc. and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Vacation Exchange. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Vacation Exchange segment provides vacation exchange services and products to owners of VOIs.

On May 9, 2018, the Company completed the sale of its European vacation rentals business.

On May 31, 2018, the Company completed the spin-off of its hotel business (“Spin-off”) into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Wyndham Destinations shareholders. In connection with the Spin-off, the Company entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between the Company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax-related assets and liabilities between the Company and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

For all periods presented, the Company has classified the results of operations for its hotel business and its European vacation rentals business as discontinued operations. See Note 6—Discontinued Operations for further details.

On August 7, 2019, the Company acquired Alliance Reservations Network (“ARN”), for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Vacation Exchange segment. See Note 5—Acquisitions for further details.

During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, completed the sale to Vacasa LLC (“Vacasa”) for $162 million. The assets and liabilities of this business were classified as held-for-sale on the December 31, 2018 Consolidated Balance Sheet. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Consolidated Statements of Income. See Note 7—Held-for-Sale Business for further details.

Tax Cuts and Jobs Act
On December 22, 2017, the Unites States of America (“U.S.”) enacted the Tax Cuts and Jobs Act. This law, also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other changes, imposing a one-time mandatory tax on previously deferred earnings of foreign subsidiaries, reducing the U.S. corporate income tax rate from 35% to 21% starting on January 1, 2018, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and requiring a minimum tax on earnings generated by foreign subsidiaries. The Tax Cuts and Jobs Act significantly impacted the Company’s effective tax rate, cash tax expenses, and deferred income tax balances.

Basis of Presentation
The Consolidated Financial Statements include the accounts and transactions of Wyndham Destinations, as well as the entities in which Wyndham Destinations directly or indirectly has a controlling financial interest. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. All intercompany balances and transactions have been eliminated on the Consolidated Financial Statements. In addition, certain prior period amounts have been reclassified to comply with newly adopted accounting standards. See Note 2—Summary of Significant Accounting Policies for further details.

The Company presents an unclassified balance sheet which conforms to that of the Company’s peers within the timeshare industry. Both the December 31, 2019 and 2018, Consolidated Balance Sheets have been presented in an unclassified format.

In presenting the Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of annual results reported.

2.	Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
When evaluating an entity for consolidation, the Company first determines whether an entity is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company determines whether it would be the entity’s primary beneficiary and consolidates those VIEs for which the Company would be the primary beneficiary. The Company will also consolidate an entity not deemed a VIE upon determination that the Company has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are accounted for using the equity or cost method, as appropriate.

REVENUE RECOGNITION
During 2018, the Company adopted the Revenue from Contracts with Customers guidance utilizing the full retrospective transition method. Refer to Note 3—Revenue Recognition for full details of the Company’s revenue recognition policies.

CASH AND CASH EQUIVALENTS
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow accounts.

Securitizations. In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable (“VOCR”) securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust (or reserve) account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the reserve account. As of December 31, 2019 and 2018, restricted cash for securitizations totaled $110 million and $120 million.

Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Depending on the state, the rescission period can be as short as three calendar days or as long as 15 calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s vacation exchange business. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $37 million and $35 million as of December 31, 2019 and 2018.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment, and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts.
The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations for the year ended December 31 (in millions):

	2019	2018	2017
Beginning balance	$104	$78	$68
Bad debt expense	100	75	51
Write-offs	(51)	(49)	(42)
Translation and other adjustments	1	—	1
Ending balance	$154	$104	$78

Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of VOI sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year's sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCR.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period using a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. Capitalized interest was $1 million in both 2019 and 2018, and less than $1 million in 2017.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, up to 30 years for vacation rental properties, and from three to seven years for furniture, fixtures, and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software costs developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally three to five years, with the exception of certain enterprise resource planning, reservation, and inventory management software, which is generally 10 years. Such amortization commences when the software is substantially ready for its intended use.

The net carrying value of software developed or obtained for internal use was $193 million and $166 million as of December 31, 2019 and 2018. Capitalized interest was $2 million during 2019 and $1 million during both 2018 and 2017.

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized in Operating income and net interest expense, based upon the nature of the hedged item, on the Consolidated Statements of Income. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of Operating expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2019 and 2018. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

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

During 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for tax on the global intangible low-taxed income provisions of the recently enacted tax law. These provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that the Company is allowed to make an accounting policy choice of either: (i) treating taxes due on future inclusions in taxable income as a current-period expense when incurred (the “period cost method”), or (ii) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company has elected to account for any potential inclusions under the period cost method.

During the fourth quarter of 2018, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 - Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company completed its accounting for the tax effects of the U.S. tax reform recorded for 2017.

LOYALTY PROGRAMS
The Company earns revenue from its RCI Elite Rewards co–branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability until the Company’s performance obligations have been satisfied. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.

Revenues relating to the RCI Elite Rewards program, which are recorded in Other revenues on the Consolidated Statements of Income, were $15 million, $12 million, and $11 million during 2019, 2018, and 2017. Expenses related to this program, which are recorded within Operating expenses on the Consolidated Statements of Income, were $9 million, $5 million, and $6 million during 2019, 2018, and 2017. The liabilities associated with the program as of December 31, 2019 and 2018, were $18 million and $13 million, and are included within Deferred income on the Consolidated Balance Sheets.

As a result of the Spin-off, the Company has entered into long-term exclusive license agreements to retain its affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards. Wyndham Rewards members accumulate points by staying in hotels franchised under one of the Wyndham Hotels brands, and by purchasing everyday services and products utilizing their co-branded credit cards. Members may redeem their points for hotel stays, airline tickets, rental cars, resort vacations, electronics, sporting goods, movie and theme park tickets, gift certificates, vacation ownership maintenance fees, annual membership dues, and exchange fees for transactions.

ADVERTISING EXPENSE
Advertising costs are generally expensed in the period incurred and are recorded within Marketing expense on the Consolidated Statements of Income. Advertising costs were $37 million, $27 million, and $25 million in 2019, 2018, and 2017.

STOCK-BASED COMPENSATION
In accordance with the guidance for stock-based compensation, the Company measures all stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income.

LONG-LIVED ASSETS
Assets such as customer lists, management agreements, trademarks, etc., may be acquired by the Company. Identifiable intangible assets are recorded at their fair value as of the date of the acquisition and are categorized as having either a finite life or an indefinite life. Assets deemed to have a finite life are given an appropriate useful life and amortized on a straight-line basis.

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

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Operating expense. The Company has goodwill recorded at its vacation ownership and vacation exchange reporting units. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2019, and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2019, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions and the outcome of negotiations with third parties.

OTHER INCOME
During 2019, the Company recorded $23 million of income related to (i) settlements of various business interruption claims, (ii) value added tax provision releases at its Vacation Exchange segment, and (iii) profit sharing at its Vacation Exchange segment. During 2018, the Company recorded $38 million of income primarily related to (i) value added tax refunds at its Vacation Exchange segment, (ii) settlements of various business interruption claims, and (iii) co-branded revenue at its Vacation Ownership segment. During 2017, the Company recorded $28 million of income related to (i) a non-cash gain resulting from the acquisition of a controlling interest in Love Home Swap at its Vacation Exchange segment, (ii) settlements of various business interruption claims, and (iii) the sale of non-strategic assets at its Vacation Ownership segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for the Company on January 1, 2020, including interim periods within the fiscal year. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements. The Company’s current approach in estimating the allowance for loan losses aligns with the expected credit loss model required upon adoption of this guidance.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating step two of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for the Company on January 1, 2020, including interim periods within the fiscal year, and should be applied on a prospective basis. The adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance amends the accounting for hybrid tax regimes where a tax jurisdiction imposes the greater of tax based on income versus tax based on another measurement basis, addresses the recognition of tax basis in goodwill not generated through a business combination, eliminates certain exceptions to the approach for intraperiod tax allocation when a loss from continuing operations exists, calculating interim period taxes related to enacted changes in tax law, requirements in the recognition of deferred tax liabilities for outside basis differences and exceptions to the ability not to recognize deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary. The issued guidance also clarifies the financial statement presentation for tax benefits related to tax deductible dividends. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Leases. In February 2016, the FASB issued guidance for lease accounting. The guidance requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted this standard using the modified retrospective approach; therefore, the Company used the transition method practical expedient under ASU 2018-11 and prior year financial statements were not recast. As a result of the adoption, on January 1, 2019, the Company recognized $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. Right-of-use assets are included within Other assets and the related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The adoption of this standard did not have a material impact to the statements of income related to existing leases; therefore a cumulative-effect adjustment was not recorded. The adoption of this standard did not materially impact consolidated net income, liquidity, or compliance with the Company’s debt covenants under its current agreements. See Note 13— Leases for more information.

Implementation Costs in Cloud Computing Arrangements. In August 2018, the FASB issued guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance as of January 1, 2019, on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued guidance intended to simplify nonemployee share-based payment accounting. This new guidance more closely aligns the accounting for share-based payment awards issued to employees and nonemployees. The Company adopted this guidance as of January 1, 2019, with no material impact to its Consolidated Financial Statements and related disclosures.

3.	Revenue Recognition
Vacation Ownership
The Company develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible.

For developer-financed sales, the Company reduces the VOI sales transaction price by an estimate of uncollectible consideration at the time of the sale. The Company’s estimates of uncollectible amounts are based largely on the results of the Company’s static pool analysis which relies on historical payment data by customer class and incorporates more recent history of default information.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income. The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $702 million, $665 million, and $649 million during 2019, 2018, and 2017. Management fee revenues were $394 million, $314 million, and $285 million during 2019, 2018, and 2017. Reimbursable revenues were $308 million, $351 million, and $364 million during 2019, 2018, and 2017. One of the associations that the Company manages paid its Vacation Exchange segment $29 million for exchange services during 2019, 2018, and 2017.

Vacation Exchange
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products.

The Company’s vacation exchange business derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, other related transaction or event.

The Company earns revenue from its RCI Elite Rewards co–branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability until the Company’s performance obligations have been satisfied. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.

Prior to the sale of the vacation rental businesses, the Company’s vacation rental brands derived revenue from fees associated with the rental of vacation properties managed and marketed by the Company on behalf of independent owners. The Company remitted the rental fee received from the renter to the independent owner, net of the Company’s agreed-upon fee. The related revenue from such fees, net of expected refunds, was recognized over the renter’s stay. The Company’s vacation rental brands also derived revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations which were generally recognized when the service was delivered.

Other Items
The Company records property management services revenues and RCI Elite Rewards revenues for its Vacation Ownership and Vacation Exchange segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of December 31, 2019 and 2018, were as follows (in millions):

Contract Liabilities (a)	2019	2018
Deferred subscription revenue	$206	$220
Deferred VOI trial package revenue	145	125
Deferred VOI incentive revenue	107	96
Deferred exchange-related revenue (b)	58	56
Deferred co-branded credit card programs revenue	19	14
Deferred other revenue	4	8
Total	$539	$519

(a)	There is $42 million of deferred vacation rental revenue which is included in Liabilities of held-for-sale business on the Consolidated Balance Sheet as of December 31, 2018.

(b)
Balance includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Changes in contract liabilities for the year ended December 31, 2019, follow (in millions):

Amount
Contract liabilities as of December 31, 2018	$519
Additions	387
Revenue recognized	(367)
Contract liabilities as of December 31, 2019	$539

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of December 31, 2019 and 2018, these capitalized costs were $53 million and $45 million; and are included within Other assets on the Consolidated Balance Sheets.

The Company’s vacation exchange business incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2019 and 2018, these capitalized costs were $20 million and $22 million; and are included within Other assets on the Consolidated Balance Sheets.

Practical Expedients
The Company has not adjusted the consideration for the effects of a significant financing component if it expected, at contract inception, that the period between when the Company satisfied the performance obligation and when the customer paid for that good or service was one year or less.

For contracts with customers that were modified prior to 2015, the Company did not retrospectively restate the revenue associated with the contract for those modifications. Instead, it reflected the aggregate effect of all prior modifications in determining (i) the performance obligations and transaction prices, and (ii) the allocation of such transaction prices to the performance obligations.

Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied.

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	2020	2021	2022	Thereafter	Total
Subscription revenue	$122	$50	$20	$14	$206
VOI trial package revenue	145	—	—	—	145
VOI incentive revenue	107	—	—	—	107
Exchange-related revenue	52	4	1	1	58
Co-branded credit card programs revenue	4	3	3	9	19
Other revenue	4	—	—	—	4
Total	$434	$57	$24	$24	$539

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Year Ended December 31,
	2019	2018	2017
Vacation Ownership
Vacation ownership interest sales	$1,848	$1,769	$1,684
Property management fees and reimbursable revenues	702	665	649
Consumer financing	515	491	463
Fee-for-Service commissions	18	31	24
Ancillary revenues	68	60	61
Total Vacation Ownership	3,151	3,016	2,881

Vacation Exchange
Exchange revenues	647	658	671
Vacation rental revenues	153	170	172
Ancillary revenues	98	90	84
Total Vacation Exchange	898	918	927

Corporate and other
Ancillary revenues	1	—	—
Eliminations	(7)	(3)	(2)
Total Corporate and other	(6)	(3)	(2)

Net revenues	$4,043	$3,931	$3,806

4.	Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on net income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income from continuing operations attributable to Wyndham Destinations shareholders	$489	$266	$645
(Loss)/income from operations of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	(50)	209
Gain on disposal of discontinued business attributable to Wyndham Destinations shareholders, net of tax	18	456	—
Net income attributable to Wyndham Destinations shareholders	$507	$672	$854

Basic earnings per share
Continuing operations	$5.31	$2.69	$6.26
Discontinued operations	0.19	4.11	2.03
	$5.50	$6.80	$8.29
Diluted earnings per share
Continuing operations	$5.29	$2.68	$6.22
Discontinued operations	0.19	4.09	2.02
	$5.48	$6.77	$8.24

Basic weighted average shares outstanding	92.1	98.9	103.0
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.3	0.3	0.7
Diluted weighted average shares outstanding (c)(d)	92.4	99.2	103.7

Dividends:
Cash dividends per share (e)	$1.80	$1.89	$2.32
Aggregate dividends paid to shareholders	$166	$194	$242

(a)
Excludes 0.4 million and 0.5 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2019 and 2018. These shares could potentially dilute EPS in the future. The number of anti-dilutive RSUs for the year 2017 was immaterial.

(b)
Excludes performance-vested restricted stock units (“PSUs”) of 0.2 million for the year 2019, as the Company had not met the required performance metrics. As a result of the Spin-off during the second quarter of 2018, the Company accelerated the vesting of outstanding PSUs and there were no outstanding PSUs as of 2018. Excludes PSUs of 0.5 million for the year 2017, as the Company had not met the required performance metrics.

(c)
Excludes 1.2 million and 0.5 million of outstanding stock option awards that would have been anti-dilutive to EPS for the years 2019 and 2018. These outstanding stock option awards could potentially dilute EPS in the future. There were no outstanding stock option awards in 2017.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

(e)
For each of the quarterly periods in 2019, the Company paid cash dividends of $0.45 per share. For the quarterly period ended March 31, 2018, Wyndham Worldwide Corporation paid cash dividends of $0.66 prior to the Spin-off. In each of the following periods ended June 30, September 30, and December 31, 2018, the Company paid cash dividends of $0.41. For each of the quarterly periods in 2017, Wyndham Worldwide Corporation paid cash dividends of $0.58 per share, prior to the Spin-off.

Share Repurchase Program
As of December 31, 2019, the total authorization under the Company’s current share repurchase program was $6.0 billion, of which $476 million remains available. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2018	100.6	$5,262
Repurchases	7.6	340
As of December 31, 2019	108.2	$5,602

5.	Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the measurement period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts, and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of Income as expenses.

2019 ACQUISITIONS
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired), subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of: (i) $48 million delivered at closing; (ii) Wyndham Destinations stock valued at $10 million (253,350 shares at $39.29 per share) delivered at closing; (iii) $21 million to be paid over 24 months post-closing; (iv) $10 million of contingent consideration based on achieving certain financial and operational metrics; and (v) additional shares of Wyndham Destinations stock valued at $13 million to be paid on August 7, 2020.

The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation, including the impacts of certain post-closing adjustments, consists of: (i) $20 million of developed software with a weighted average life of 10 years included within Property and equipment, net; (ii) $45 million of Goodwill; (iii) $36 million of definite-lived intangible assets with a weighted average life of 12 years primarily consisting of customer relationships; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. ARN is reported within the Vacation Exchange segment.

Other. During the third quarter of 2019, the Company completed a business acquisition at its Vacation Ownership segment for $13 million ($10 million net of cash acquired). The acquisition resulted in the recognition of (i) $4 million of Inventory, (ii) $7 million of definite-lived intangible assets, and (iii) $1 million of Accrued expenses and other liabilities.

2018 ACQUISITIONS
La Quinta Holdings Inc. (“La Quinta”). In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. This acquisition closed on May 30, 2018, prior to the hotel business Spin-off on May 31, 2018. Upon completion of the Spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels.

Other. During 2018, the Company completed one other acquisition at its Vacation Exchange segment for $5 million in cash, net of cash acquired. The preliminary purchase price allocations resulted in the recognition of (i) $1 million of Goodwill, none of which is expected to be deductible for tax purposes, (ii) $4 million of definite-lived intangible assets with a weighted average life of 21 years, (iii) less than $1 million in Other assets, and (iv) less than $1 million of liabilities.

2017 ACQUISITIONS
Love Home Swap. During July 2017, the Company acquired a controlling interest in Love Home Swap, a United Kingdom home exchange company. The Company had convertible notes which, at the time of acquisition, were converted into a 47% equity ownership interest in Love Home Swap and purchased the remaining 53% of equity for $28 million, net of cash acquired. As a result, the Company recognized a non-cash gain of $13 million, net of transaction costs, resulting from the re-measurement of the carrying value of the Company’s 47% ownership interest to its fair value. The purchase price allocations resulted in the recognition of (i) $48 million of Goodwill, none of which was deductible for tax purposes, (ii) $6 million of trademarks, (iii) $5 million of Other assets, and (iv) $6 million of liabilities, all of which were assigned to the Company’s Vacation Exchange segment.

DAE Global Pty Ltd. During October 2017, the Company completed the acquisition of DAE Global Pty, Ltd, an Australian vacation exchange company, and @Work International, a related software company, for $21 million, net of cash acquired. These acquisitions complement the Company’s existing Vacation Exchange segment. The purchase price allocation resulted in the recognition of (i) $3 million of Property and equipment, net (ii) $8 million of Goodwill, none of which was deductible for tax purposes, (iii) $11 million of definite-lived intangible assets, with a weighted average life of 10 years, (iv) $5 million of Other assets, and (v) $6 million of liabilities, all of which were assigned to the Company’s Vacation Exchange segment.

Other. During 2017, the Company completed one other acquisition at its Vacation Exchange segment for $5 million in cash, net of cash acquired. The preliminary purchase price allocations resulted primarily in the recognition of (i) $3 million of Goodwill, all of which was deductible for tax purposes, (ii) $1 million of definite-lived intangible assets with a life of 12 years, (iii) $12 million in Other assets, and (iv) $11 million of liabilities. This business was included as part of the North American vacation rentals business which was sold during 2019.

The Company completed four other acquisitions, which were included in discontinued operations, for $151 million in cash, net of cash acquired, and $1 million of contingent consideration.

6.	Discontinued Operations
During 2018, the Company completed the Spin-off of its hotel business and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. Discontinued operations exclude the allocation of corporate overhead and interest.

During 2019, the Company recognized an additional $18 million gain on disposal of discontinued operations. This gain was related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees related the sale of the European vacation rentals business.

Prior to its classification as a discontinued operation, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the former Destination Network segment, now known as Vacation Exchange.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
Net revenues	$—	$720	$2,022
Expenses:
Operating	—	343	874
Marketing	—	200	434
General and administrative	—	71	171
Separation and related costs	—	111	40
Asset impairments	—	—	41
Depreciation and amortization	—	52	130
Total expenses	—	777	1,690
Interest expense	—	—	3
Interest (income)	—	—	(3)
Provision/(benefit) for income taxes	—	(7)	123
(Loss)/income from operations of discontinued businesses, net of income taxes	—	(50)	209
Gain on disposal of discontinued business, net of income taxes	18	456	—
Net income from discontinued operations, net of income taxes	$18	$406	$209

The following table presents information regarding certain components of cash flows from discontinued operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash flows (used in)/provided by operating activities	$(1)	$150	$486
Cash flows used in investing activities	(22)	(626)	(211)
Cash flows provided by/(used in) financing activities	—	2,066	(22)

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	—	197	—
Depreciation and amortization	—	52	131
Stock-based compensation	—	22	11
Deferred income taxes	—	(23)	(11)

Property and equipment additions	—	(38)	(81)
Net assets of business acquired, net of cash acquired	—	(1,696)	(142)
Proceeds from sale of businesses and asset sales	—	1,099	9

7.	Held-for-Sale Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on July 30, 2019, entered into an agreement to sell this business to Vacasa. On October 22, 2019, the Company closed on the sale of this business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa equity, resulting in a gain of $68 million which is included in Gain on sale of business on the Consolidated Statements of Income. The purchase agreement contains customary post-closing adjustments.

The assets and liabilities of this business were classified as held-for-sale on the December 31, 2018 Consolidated Balance Sheet. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Consolidated Statements of Income. Prior to sale, this business was reported within the Vacation Exchange segment.

Total assets of this business at December 31, 2018 were $203 million including: $31 million Restricted cash; $82 million Trade receivables, net; $35 million Property and equipment, net; $42 million Goodwill and Other intangibles, net; and $8 million Other assets. Total liabilities of this business at December 31, 2018 were $165 million including: $87 million Accounts payable; $27 million Accrued expenses and other liabilities; and $42 million Deferred income.

8.	Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$970			$922
Trademarks (a)	$51			$51
Amortized Intangible Assets:
Customer lists (b)	$74	$19	$55	$35	$13	$22
Management agreements (c)	52	27	25	45	24	21
Trademarks (d)	8	4	4	4	4	—
Other (e)	9	1	8	16	1	15
	$143	$51	$92	$100	$42	$58

(a)	Comprised of various trademarks that the Company has acquired. These trademarks are expected to generate future cash flows for an indefinite period of time.

(b)	Amortized between 4 to 15 years with a weighted average life of 13 years.

(c)	Amortized between 10 to 25 years with a weighted average life of 17 years.

(d)	Amortized between 7 to 8 years with a weighted average life of 7 years.

(e)	Includes business contracts, which are amortized between 38 to 69 years with a weighted average life to 63 years.

Goodwill
During the fourth quarters of 2019, 2018, and 2017, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2018	Goodwill Acquired During 2019	Foreign Exchange	Balance as of December 31, 2019
Vacation Ownership	$27	$—	$—	$27
Vacation Exchange	895	45	3	943
Total Company	$922	$45	$3	$970

Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income, and was as follows (in millions):

	2019	2018	2017
Customer lists	$6	$1	$2
Management agreements	3	8	8
Other	—	3	1
Total	$9	$12	$11

Based on the Company’s amortizable intangible assets as of December 31, 2019, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2020	$9
2021	9
2022	9
2023	9
2024	8

9.	Income Taxes
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which is also commonly referred to as ‘‘U.S. tax reform,’’ and significantly changed U.S. corporate income tax laws by reducing the U.S. corporate income tax rate from 35.0% to 21.0% starting in 2018, and imposing a one-time mandatory deemed repatriation tax on undistributed historic earnings of foreign subsidiaries. Other provisions of the law include, but are not limited to, creating a territorial tax system which generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, eliminating or limiting the deduction of certain expenses, and imposing a minimum tax on earnings generated by foreign subsidiaries.

The Company made a reasonable estimate for the impact of U.S. tax reform on December 31, 2017, and finalized the accounting for the tax effects of U.S. tax reform in 2018. The following table presents the impact of the accounting for the enactment of U.S. tax reform on the Company’s provision/benefit for income taxes for the years ended December 31, 2019 and 2018 (in millions):

	2019	2018
Remeasurement of net deferred income tax and uncertain tax liabilities	$—	$(24)
One-time mandatory repatriation tax on undistributed historic earnings of foreign subsidiaries	—	8
Valuation allowance established for the impact of the law on certain tax attributes	—	(13)
Net (benefit) for income taxes impact	$—	$(29)

Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company asserts that substantially all of the undistributed foreign earnings of $739 million will be reinvested indefinitely as of December 31, 2019. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

The income tax provision consisted of the following for the years ended December 31 (in millions):

	2019	2018	2017
Current
Federal	$74	$(24)	$29
State	9	(6)	6
Foreign	29	38	34
	112	8	69
Deferred
Federal	57	77	(392)
State	17	44	(3)
Foreign	5	1	(2)
	79	122	(397)
Provision/(benefit) for income taxes	$191	$130	$(328)

Pre-tax income/(loss) for domestic and foreign operations consisted of the following for the years ended December 31 (in millions):

	2019	2018	2017
Domestic	$452	$258	$343
Foreign	228	138	(25)
Income before income taxes	$680	$396	$318

Deferred income tax assets and liabilities, as of December 31, were comprised of the following (in millions):

	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$33	$54
Foreign tax credit carryforward	78	81
Tax basis differences in assets of foreign subsidiaries	12	12
Accrued liabilities and deferred income	49	62
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	229	210
Other comprehensive income	64	63
Other	82	34
Valuation allowance (a)	(133)	(89)
Deferred income tax assets	414	427

Deferred income tax liabilities:
Depreciation and amortization	189	192
Installment sales of vacation ownership interests	876	802
Estimated VOI recoveries	68	71
Other comprehensive income	47	45
Other	23	24
Deferred income tax liabilities	1,203	1,134
Net deferred income tax liabilities	$789	$707

Reported in:
Other assets	$26	$29
Deferred income taxes	815	736
Net deferred income tax liabilities	$789	$707

(a)
The valuation allowance of $133 million at December 31, 2019, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $35 million, $21 million, and $77 million. The valuation allowance of $89 million at December 31, 2018, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $34 million, $41 million, and $14 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2019, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2039. As of December 31, 2019, the Company had $78 million of foreign tax credits. These foreign tax credits expire between 2021 and 2029.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal tax benefits	6.8	1.7	0.7
Taxes on foreign operations at rates different than U.S. federal statutory rates	1.4	2.1	(0.8)
Taxes on foreign income, net of tax credits	0.4	2.7	(2.3)
Valuation allowance	(2.4)	10.8	(2.5)
Effect of impairment charges	—	—	6.4
Impact of U.S. tax reform	—	(5.5)	(128.2)
Realized foreign currency losses	—	—	(8.3)
Other	0.9	—	(3.1)
	28.1%	32.8%	(103.1)%

The effective income tax rate for 2019 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to the effect of state income taxes, which were mainly related to additional taxes resulting from 2019 state legislative changes retroactively applicable to 2018 tax filings. The effective income tax rate for 2018 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to an increase in the valuation allowance on the Company’s deferred tax assets.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	2019	2018	2017
Beginning balance	$28	$28	$25
Increases related to tax positions taken during a prior period	1	1	4
Increases related to tax positions taken during the current period	4	4	5
Decreases related to settlements with taxing authorities	(1)	—	(1)
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(2)	(2)
Decreases related to tax positions taken during a prior period	(1)	(3)	(3)
Ending balance	$29	$28	$28

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $29 million, $28 million, and $28 million as of December 31, 2019, 2018, and 2017. The Company accrued potential penalties and interest as a component of Provision for income taxes on the Consolidated Statements of Income related to these unrecognized tax benefits of $2 million, $1 million, and $6 million during 2019, 2018, and 2017. The Company had a liability for potential penalties of $4 million as of December 31, 2019, 2018, and 2017, and potential interest of $9 million, $7 million, and $5 million as of December 31, 2019, 2018, and 2017. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under a U.S. federal exam for the 2016 tax year and generally remains subject to examination by U.S. federal tax authorities for tax years 2016 through 2019. The 2010 through 2019 tax years generally remain subject to examination by many U.S. state tax authorities. In significant foreign jurisdictions, the 2012 through 2019 tax years generally remain subject to examination by their respective tax authorities. The statutes of limitations are scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $5 million.

The Company made cash income tax payments, net of refunds, of $89 million, $108 million, and $219 million during 2019, 2018, and 2017. In addition, the Company made cash income tax payments, net of refunds, of $39 million, $9 million, and $26 million during 2019, 2018, and 2017 related to discontinued operations. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Cendant.

10.	Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. As of December 31, Vacation ownership contract receivables, net consisted of (in millions):

	2019	2018
Vacation ownership contract receivables:
Securitized	$2,984	$2,883
Non-securitized	883	888
Vacation ownership contract receivables, gross	3,867	3,771
Less: Allowance for loan losses	747	734
Vacation ownership contract receivables, net	$3,120	$3,037

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2019, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2020	$265	$85	$350
2021	290	74	364
2022	314	81	395
2023	334	87	421
2024	323	85	408
Thereafter	1,458	471	1,929
	$2,984	$883	$3,867

During 2019, 2018, and 2017, the Company’s securitized VOCRs generated interest income of $405 million, $363 million, and $340 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income.

During 2019, 2018, and 2017, the Company originated VOCRs of $1.50 billion, $1.51 billion, and $1.39 billion and received principal collections of $937 million, $890 million, and $866 million. The weighted average interest rate on outstanding VOCRs was 14.4%, 14.1%, and 13.9% during 2019, 2018, and 2017.
The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2016	$621
Provision for loan losses	420
Contract receivables written off, net	(350)
Allowance for loan losses as of December 31, 2017	691
Provision for loan losses	456
Contract receivables write-offs, net	(413)
Allowance for loan losses as of December 31, 2018	734
Provision for loan losses	479
Contract receivables write-offs, net	(466)
Allowance for loan losses as of December 31, 2019	$747

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents), and Asia Pacific (comprised of receivables in the Company’s Wyndham Vacation Club Asia Pacific business for which scores are not readily available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,019	$1,049	$196	$134	$250	$3,648
31 - 60 days	25	37	21	5	2	90
61 - 90 days	18	28	17	3	1	67
91 - 120 days	13	21	24	3	1	62
Total	$2,075	$1,135	$258	$145	$254	$3,867

	As of December 31, 2018
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,996	$1,041	$166	$135	$246	$3,584
31 - 60 days	22	35	18	6	2	83
61 - 90 days	15	22	13	3	1	54
91 - 120 days	12	17	16	4	1	50
Total	$2,045	$1,115	$213	$148	$250	$3,771

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

11.	Inventory
Inventory, as of December 31, consisted of (in millions):

	2019	2018
Land held for VOI development	$3	$4
VOI construction in process	24	45
Inventory sold subject to repurchase	24	33
Completed VOI inventory	802	797
Estimated VOI recoveries	281	286
Vacation Exchange vacation credits and other	65	59
Total inventory	$1,199	$1,224

During 2019, the Company had net transfers of $41 million of property and equipment to VOI inventory and net transfers of $23 million of VOI inventory to property and equipment during 2018.

During 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with this review, the Company made a decision to no longer pursue future development at certain locations and thus performed a fair value assessment on these locations. As a result, the Company recorded a $135 million non-cash impairment charge primarily related to the write down of land held for VOI development. In addition, the Company recorded a $28 million non-cash impairment charge related to the write down of VOI inventory due to a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands. See Note 26—Impairments and Other Charges for further details.

Inventory Obligations
During 2017, the Company acquired property located in Austin, Texas, from a third-party developer for vacation ownership inventory and property and equipment.

During 2013, the Company sold real property located in Las Vegas, Nevada, and Avon, Colorado, to a third-party developer, consisting of vacation ownership inventory and property and equipment. The Company recognized no gain or loss on these sales transactions.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Avon (a)	Las Vegas (a)	Austin (a)	Other (b)	Total
December 31, 2017	$22	$60	$62	$6	$150
Purchases	—	31	1	136	168
Payments	(11)	(39)	(32)	(136)	(218)
December 31, 2018	11	52	31	6	100
Purchases	—	27	1	148	176
Payments	(11)	(36)	(32)	(148)	(227)
December 31, 2019	$—	$43	$—	$6	$49

(a)	Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $124 million as of December 31, 2019.

12.	Property and Equipment, net
Property and equipment, net, as of December 31, consisted of (in millions):

	2019	2018
Land	$28	$30
Building and leasehold improvements	572	588
Furniture, fixtures and equipment	218	250
Capitalized software	652	604
Finance leases	14	12
Construction in progress	40	81
Total property and equipment	1,524	1,565
Less: Accumulated depreciation and amortization	844	853
Property and equipment, net	$680	$712

During 2019, 2018, and 2017, the Company recorded depreciation and amortization expense from continuing operations of $113 million, $126 million, and $125 million related to property and equipment. As of December 31, 2019 and 2018, the Company had accrued capital expenditures of $2 million and $3 million.

13. Leases
The Company adopted the new Leases accounting standard as of January 1, 2019, resulting in the recognition of $158 million of right-of-use assets and $200 million of related lease liabilities. Right-of-use assets were decreased by $42 million of tenant improvement allowances and deferred rent balances reclassified from other liabilities. Both the right-of-use assets and related lease liabilities recognized upon adoption included $21 million associated with the Company’s held-for-sale business. The new standard requires a lessee to recognize right-of-use assets and lease liabilities on the balance sheet for all lease obligations and disclose key information about leasing arrangements, such as the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted the standard using the modified retrospective approach; therefore, prior year financial statements were not recast. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward its historical assessments of (i) whether contracts are leases or contain leases, (ii) lease classification, and (iii) initial direct costs.

The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the statements of income.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The majority of the Company’s leases have remaining lease terms of one to 20 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within one year.

As of December 31, 2019, the Company had right-of-use assets of $136 million and related lease liabilities of $180 million. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

The table below presents certain information related to the lease costs for finance and operating leases for the year ended (in millions):

December 31,
2019
Operating lease cost	$37

Short-term lease cost	$23

Finance lease cost:
Amortization of right-of-use assets	$2
Interest on lease liabilities	—
Total finance lease cost	$2

The table below presents supplemental cash flow information related to leases for the year ended (in millions):

December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48
Operating cash flows from finance leases	—
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8
Finance leases	3

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	Balance Sheet Classification	December 31, 2019
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$136
Operating lease liabilities	Accrued expenses and other liabilities	$180

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$5
Finance lease liabilities	Debt	$5

Weighted Average Remaining Lease Term:
Operating leases		7.8 years
Finance leases		2.8 years
Weighted Average Discount Rate:
Operating leases (b)		6.2%
Finance leases		4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of December 31, 2019 (in millions):

	Operating Leases	Finance Leases
2020	$39	$2
2021	34	2
2022	30	1
2023	27	—
2024	26	—
Thereafter	76	—
Total minimum lease payments	232	5
Less: Amount of lease payments representing interest	(52)	—
Present value of future minimum lease payments	$180	$5

The table below presents future minimum lease payments required under non-cancelable operating leases as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 26, 2019 (in millions):

December 31, 2018
2019	$34
2020	30
2021	26
2022	24
2023	22
Thereafter	99
Future minimum lease payments	$235

During 2018, the Company incurred total rental expense of $61 million for continuing operations and $9 million for discontinued operations.

Subsequent to the Spin-off and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during 2019 the Company recorded $12 million of non-cash impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. During 2019, the Company also entered into an early termination agreement for an operating lease in Chicago, Illinois, resulting in $6 million of non-cash impairment charges associated with the write-off of right-of-use assets, related lease liabilities, and furniture, fixtures and equipment. These charges were offset by a $9 million indemnification receivable from Wyndham Hotels. Such amounts are included within Separation and related costs on the Consolidated Statements of Income.

14.	Other Assets
Other assets, as of December 31, consisted of (in millions):

	2019	2018
Right-of-use assets	$136	$—
Deferred costs	106	110
Non-trade receivables, net	82	63
Investments	35	25
Tax receivables	34	6
Deferred tax asset	26	29
Deposits	15	24
Marketable securities	10	—
Other	30	47
	$474	$304

15.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities, as of December 31, consisted of (in millions):

	2019	2018
Accrued payroll and related costs	$205	$263
Lease liabilities	180	—
Accrued taxes	86	117
Guarantees	72	74
Accrued advertising and marketing	54	54
Deferred consideration	44	—
Inventory sale obligation (a)	43	94
Accrued interest	41	39
Payables associated with separation and sale of business activities	41	102
Accrued legal and professional fees	22	14
Customer advances	20	13
Accrued VOI maintenance fees	19	31
Accrued separation costs	14	17
Accrued legal settlements	13	14
Restructuring liabilities	7	12
Deferred rent	—	43
Derivative contract liabilities	—	9
Accrued other	112	108
	$973	$1,004

(a)    See Note 11—Inventory for details

16.	Debt
The Company’s indebtedness, as of December 31, consisted of (in millions):

	2019	2018
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,969	$1,839
USD bank conduit facility (due August 2021) (c)	508	518
AUD/NZD bank conduit facility (due September 2021) (d)	64	—
Total	$2,541	$2,357

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$—	$181
$300 million secured term loan B (due May 2025)	293	296
$40 million 7.375% secured notes (due March 2020)	40	40
$250 million 5.625% secured notes (due March 2021)	249	249
$650 million 4.25% secured notes (due March 2022) (g)	649	649
$400 million 3.90% secured notes (due March 2023) (h)	404	405
$300 million 5.40% secured notes (due April 2024)	298	297
$350 million 6.35% secured notes (due October 2025) (i)	342	341
$400 million 5.75% secured notes (due April 2027) (j)	409	388
$350 million 4.625% secured notes (due March 2030)	345	—
Finance leases	5	3
Other	—	32
Total	$3,034	$2,881

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.12 billion and $3.03 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2019 and 2018.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $23 million and $21 million as of December 31, 2019 and 2018.

(c)
The Company has a borrowing capability of $800 million under the USD bank conduit facility through August 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2022.

(d)
The Company has a borrowing capability of 255 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through September 2021. Borrowings under this facility are required to be repaid no later than September 2023.

(e)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $12 million and $11 million as of December 31, 2019 and 2018, and net of unamortized debt financing costs of $7 million and $6 million as of December 31, 2019 and 2018.

(f)	The weighted average effective interest rate on borrowings from this facility was 5.19% and 4.42% as of December 31, 2019 and 2018.

(g)	Includes $1 million of unamortized gains from the settlement of a derivative as of December 31, 2019 and 2018.

(h)	Includes $5 million and $6 million of unamortized gains from the settlement of a derivative as of December 31, 2019 and 2018.

(i)	Includes $6 million and $7 million of unamortized losses from the settlement of a derivative as of December 31, 2019 and 2018.

(j)
Includes $13 million of unamortized gains from the settlement of a derivative as of December 31, 2019, and $8 million decrease in the carrying value resulting from a fair value hedge derivative as of December 31, 2018.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2019 matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$216	$42	$258
Between 1 and 2 years	717	251	968
Between 2 and 3 years	220	650	870
Between 3 and 4 years	223	404	627
Between 4 and 5 years	237	298	535
Thereafter	928	1,389	2,317
	$2,541	$3,034	$5,575

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the vacation ownership contract receivable obligors.

As of December 31, 2019, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,011	$1,000
Less: Outstanding borrowings	572	—
Less: Letters of credit	—	17
Available capacity	$439	$983

(a)
Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion secured revolving credit facility.

Non-recourse Vacation Ownership Debt
As discussed in Note 17—Variable Interest Entities, the Company issues debt through the securitization of VOCRs.

Sierra Timeshare 2019-1 Receivables Funding, LLC. On March 20, 2019, the Company closed on a private placement of a series of term notes payable, issued by Sierra Timeshare 2019-1 Receivables Fundings LLC, with an initial principal amount of $400 million, which are secured by VOCRs and bear interest at a weighted average coupon rate of 3.57%. The advance rate for this transaction was 98%. As of December 31, 2019, the Company had $258 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2019-2 Receivables Funding LLC. On July 24, 2019, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2019-2 Receivables Funding LLC, with an initial principal amount of $450 million, which are secured by VOCRs and bear interest at a weighted average coupon rate of 2.96%. The advance rate for this transaction was 98%. As of December 31, 2019, the Company had $355 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2019-3 Receivables Funding LLC. On October 23, 2019, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2019-3 Receivables Fundings LLC, with an initial principal amount of $300 million, which are secured by VOCRs and bear interest at a weighted average coupon rate of 2.76%. The advance rate for this transaction was 98%. As of December 31, 2019, the Company had $275 million of outstanding borrowings under these term notes, net of debt issuance costs.

Term Notes. In addition to the 2019 term notes described above, as of December 31, 2019, the Company had $1.08 billion of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2018. The Company’s non-recourse term notes include fixed and floating rate term notes for which the weighted average interest rate was 4.5%, 4.1%, and 3.7% during 2019, 2018, and 2017.

USD bank conduit facility. The Company has a non-recourse timeshare receivables conduit facility with a total capacity of $800 million and bears interest at variable rates based on the base rate or the London Interbank Offered Rate (“LIBOR”) rate plus a spread. On April 24, 2019, the Company renewed the facility, extending the end of the commitment period from April 6, 2020 to August 30, 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than September 2022. As of December 31, 2019, the Company had $508 million of outstanding borrowings under these term notes.

AUD/NZD bank conduit facility. On October 2, 2019, the Company closed on a non-recourse timeshare receivables conduit facility for a two year term through September 30, 2021, issued by JP Morgan Chase, N.A. and Bank of America, N.A, with a principal amount of A$255 million and NZ$48 million, which is secured by VOCRs and bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.50%. The advance rate for this transaction was 88%. Borrowings under this facility are required to be repaid no later than September 2023. As of December 31, 2019, the Company had $64 million of outstanding borrowings under these term notes.

As of December 31, 2019, the Company’s non-recourse vacation ownership debt of $2.54 billion was collateralized by $3.12 billion of underlying gross VOCRs and related assets. Additional usage of the capacity of the Company’s non-recourse bank conduit facilities are subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 4.4%, 4.2%, and 3.6% during 2019, 2018, and 2017.

Debt
$1.0 billion Revolving Credit Facility and $300 million Term Loan B. In 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for new senior secured credit facilities in the amount of $1.3 billion, consisting of secured term loan B of $300 million maturing in 2025 and a new secured revolving facility of $1.0 billion maturing in 2023. The interest rate per annum applicable to term loan B is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the revolving credit facility is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Wyndham Destinations and its restricted subsidiaries. The LIBOR rate with respect to either term loan B or the revolving credit facility borrowings are subject to a “floor” of 0.00%.

In connection with this credit agreement, the Company entered into a security agreement with Bank of America, N.A., as collateral agent, as defined in the security agreement, for the secured parties. The security agreement granted a security interest in the collateral of the Company and added the holders of Wyndham Destinations’ outstanding 7.375% notes due 2020, 5.625% notes due 2021, 4.25% notes due 2022, 3.90% notes due 2023, 5.40% notes due 2024, 6.35% notes due 2025, and 5.75% notes due 2027, as “secured parties,” as defined in the security agreement, that share equally and ratably in the collateral owned by the Company for so long as indebtedness under the credit agreement is secured by such collateral.

Separation and related debt activity. In connection with the Spin-off and the entry into the credit facilities described above, on May 31, 2018, the Company used net proceeds from the secured term loan B and $220 million of borrowings under the $1.0 billion revolving credit facility to repay outstanding principal borrowings under its previous revolving credit facility maturing in 2020, 364-day credit facility maturing in 2018, and term loan maturing in 2021.

In January 2018, the Company entered into an agreement with La Quinta to acquire its hotel franchising and management businesses for $1.95 billion. At the time the Company entered into this agreement, it obtained financing commitments of $2.0 billion in the form of an unsecured bridge term loan, which was subsequently replaced with net cash proceeds from the issuance of $500 million unsecured notes, a $1.6 billion term loan, and a $750 million revolving credit facility, which was undrawn. This acquisition closed on May 30, 2018, prior to the Spin-off of Wyndham Hotels. Upon completion of the Spin-off, La Quinta became a wholly-owned subsidiary of Wyndham Hotels and the associated debt remained debt of Wyndham Hotels for which the Company is not liable.

Following the Spin-off, the Company’s corporate notes were downgraded by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing the Company’s series of notes, the 4.15% Notes due 2024 (the “2024 Notes”) were increased to 5.40%, the 5.10% Notes due 2025 (the “2025 Notes”) were increased to 6.35%, and the 4.50% Notes due 2027 (the “2027 Notes”) were increased to 5.75% per annum. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by S&P, Moody’s, or a substitute rating agency.

Commercial Paper. The Company terminated its European and U.S. commercial paper programs during 2018. Prior to termination, the U.S. and European commercial paper programs had total capacities of $750 million and $500 million. As of December 31, 2019 and 2018, the Company had no outstanding borrowings under these programs.

Secured Notes. During December 2019, the Company issued secured notes, with a face value of $350 million and an interest rate of 4.625%, for net proceeds of $345 million. Debt discount and deferred financing costs were $4 million and $1 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears on the notes. The notes will mature on March 1, 2030, and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

As of December 31, 2019, the Company had $2.39 billion of outstanding secured notes issued prior to December 31, 2018. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the Indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

Other. During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands, to a third-party developer to construct VOI inventory through a SPE. The SPE financed the development and construction with a mortgage note. During the fourth quarter of 2017, the economics of the transaction changed, and as a result, the Company determined that it was the primary beneficiary, and as such, the Company consolidated the assets and liabilities of the SPE within its Consolidated Financial Statements. During 2019, the Company made its final purchase of VOI inventory from the SPE and the debt was extinguished. See Note 17—Variable Interest Entities for further details.

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets.

Fair Value Hedges
During 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 5.75% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During 2019, the Company terminated these swap agreements resulting in a gain of $13 million which will be amortized over the remaining life of the secured notes as a reduction to Interest expense on the Consolidated Statements of Income. The Company had $13 million of deferred gains associated with this transaction as of December 31, 2019, which are included within Debt on the Consolidated Balance Sheets.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to Interest expense on the Consolidated Statements of Income. The Company had $6 million and $7 million of deferred gains as of December 31, 2019 and 2018, which are included within Debt on the Consolidated Balance Sheets.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2019, the Company’s interest coverage ratio was 6.5 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2019, the Company’s first lien leverage ratio was 2.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2019, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2019, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $162 million during 2019. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $3 million of capitalized interest. Cash paid related to such interest was $158 million.

The Company incurred interest expense of $170 million during 2018. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $2 million of capitalized interest. Cash paid related to such interest was $159 million.

The Company incurred interest expense of $155 million during 2017. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $2 million of capitalized interest. Cash paid related to such interest was $152 million.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $106 million, $88 million, and $74 million during 2019, 2018, and 2017, and is reported within Consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $81 million, $58 million, and $49 million during 2019, 2018, and 2017.

17.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a VIE, the Company analyzes its variable interests, including loans, guarantees, SPEs, and equity investments, to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying VOCRs and sells them to bankruptcy-remote entities. VOCRs qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. VOCRs are securitized through bankruptcy-remote SPEs that are consolidated within the Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the VOCRs. The Company services the securitized VOCRs pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing VOCRs from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases, and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	December 31, 2019	December 31, 2018
Securitized contract receivables, gross (a)	$2,984	$2,883
Securitized restricted cash (b)	110	120
Interest receivables on securitized contract receivables (c)	25	23
Other assets (d)	4	3
Total SPE assets	3,123	3,029
Non-recourse term notes (e)(f)	1,969	1,839
Non-recourse conduit facilities (e)	572	518
Other liabilities (g)	4	3
Total SPE liabilities	2,545	2,360
SPE assets in excess of SPE liabilities	$578	$669

(a)	Included in Vacation ownership contract receivables, net on the Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $23 million and $21 million as of December 31, 2019 and 2018, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $883 million and $888 million as of December 31, 2019 and 2018. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	December 31, 2019	December 31, 2018
SPE assets in excess of SPE liabilities	$578	$669
Non-securitized contract receivables	883	888
Less: Allowance for loan losses	747	734
Total, net	$714	$823

Midtown 45, NYC Property
During January 2013, the Company entered into an agreement with a third-party partner whereby the partner acquired the Midtown 45 property in New York City through an SPE. The Company managed and operated the property for rental purposes while converting it into VOI inventory. The SPE financed the acquisition and renovations with a four-year mortgage note and mandatorily redeemable equity provided by related parties of such partner. The Company was considered to be the primary beneficiary of the SPE and therefore, the Company consolidated the SPE within its financial statements. During 2017, the Company made its final purchase of VOI inventory from the SPE, and the mortgage note and redeemable equity were extinguished.

Clearwater, FL Property
During 2015, the Company entered into an agreement with a third-party partner whereby the partner would develop and construct VOI inventory through an SPE. The Company is considered to be the primary beneficiary for specified assets and liabilities of the SPE and, therefore, during 2017 the Company consolidated $51 million of both its Property and equipment, net and Debt on its Consolidated Balance Sheets. During 2018, the Company made its final purchase of VOI inventory from the SPE, and the mortgage note was extinguished.

Saint Thomas, U.S. Virgin Islands Property
During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands, to a third-party developer to construct VOI inventory through an SPE. In accordance with the agreements with the third-party developer, the Company has conditional rights and conditional obligations to repurchase the completed property from the developer subject to the property conforming to the Company's vacation ownership resort standards and provided that the third-party developer has not sold the property to another party.

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands, in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of Property and equipment, net and $104 million of Debt on its Consolidated Balance Sheets. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to a write-down of property and equipment to fair value. Such loss is presented within Asset impairments on the Consolidated Statements of Income. See Note 26—Impairments and Other Charges for further details. During 2019, the Company made its final purchase of VOI inventory from the SPE and the debt was extinguished.

The assets and liabilities of the Saint Thomas property SPEs were as follows (in millions):

December 31, 2018
Property and equipment, net	$23
Total SPE assets	23
Debt (a)	32
Total SPE liabilities	32
SPE deficit	$(9)

(a)	Included $32 million relating to mortgage notes, which are included in Debt on the Consolidated Balance Sheets as of December 31, 2018.

During 2019 and 2018, the SPEs conveyed $23 million and $67 million, of property and equipment to the Company. In addition, the Company subsequently transferred $28 million of property and equipment to VOI inventory during 2018.

18.	Fair Value
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

The Company’s derivative instruments currently consist of interest rate caps and foreign exchange forward contracts. See Note 19—Financial Instruments for additional details.

As of December 31, 2019, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

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

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable, and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$3,120	$3,907	$3,037	$3,662
Liabilities
Debt (Level 2)	$5,575	$5,709	$5,238	$4,604

The Company estimates the fair value of its VOCRs using a discounted cash flow model which it believes is comparable to the model that an independent third-party would use in the current market. The model uses Level 3 inputs consisting of default rates, prepayment rates, coupon rates, and loan terms for the contract receivables portfolio as key drivers of risk and relative value that, when applied in combination with pricing parameters, determines the fair value of the underlying contract receivables.

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

19.	Financial Instruments
The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected on the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value, and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value, for the effective portion of qualifying cash flow hedges, are recorded in Accumulated other comprehensive loss (“AOCL”). The derivative’s gain or loss is released from AOCL to match the timing of the underlying hedged cash flows effect on earnings. A hedge is designated as a fair value hedge when the derivative is used to manage an exposure to changes in the fair value of a recognized asset or liability. For fair value hedges, the portion of the gain or loss on the derivative instrument designated as a fair value hedge will be recognized in earnings. The Company concurrently records changes in the value of the hedged asset or liability via a basis adjustment to the hedged item. These two changes in fair value offset one another in whole or in part and are reported in the same statement of income line item as the hedged risk.

The Company reviews the effectiveness of its hedging instruments on an ongoing basis, recognizes current period hedge ineffectiveness immediately in earnings and discontinues hedge accounting for any hedge that it no longer considers to be highly effective. The Company recognizes changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, the Company releases gains and losses from AOCL based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require the Company to immediately recognize in earnings gains and losses previously recorded in AOCL.

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

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the British pound sterling, Euro, Canadian and Australian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCL to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2019, the Company did not have any interest rate derivatives designated as cash flow hedges.

The following table summarizes information regarding the losses recognized in AOCL for the years ended December 31 (in millions):

	2019	2018	2017
Designated hedging instruments
Foreign exchange contracts	$—	$(1)	$(2)

The following table summarizes information regarding the gains recognized in income on the Company’s freestanding derivatives for the years ended December 31 (in millions):

	2019	2018	2017
Non-designated hedging instruments
Foreign exchange contracts (a)	$1	$2	$1

(a)	Included within Operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2019, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, 17% of the Company’s outstanding VOCRs portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2019, 16% and 15% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada.

Included within the Consolidated Statements of Income are net revenues generated from transactions in the state of Florida of 19% during 2019 and 16% during both 2018 and 2017. There were 11% of net revenues generated from transactions in the state of California during both 2019 and 2018, and 12% during 2017.

20.	Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $237 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 13—Leases for additional detail.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2019, aggregated to $1.26 billion, of which $1.03 billion were for marketing-related activities, $120 million were related to the development of vacation ownership properties, and $47 million were for information technology activities.

Inventory Sold Subject to Conditional Repurchase
In the normal course of business, the Company makes various commitments to repurchase completed vacation ownership properties from third-party developers. Inventory sold subject to conditional repurchase made by the Company as of December 31, 2019, aggregated to $124 million. See Note 11—Inventory for additional detail.

Letters of Credit
As of December 31, 2019, the Company had $60 million of irrevocable standby letters of credit outstanding, of which $17 million were under its revolving credit facilities. As of December 31, 2018, the Company had $70 million of irrevocable standby letters of credit outstanding, of which $35 million were under its revolving credit facilities. Such letters of credit issued during 2019 and 2018 primarily supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s vacation ownership business.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 13 surety providers in the amount of $2.4 billion, of which the Company had $301 million outstanding as of December 31, 2019. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Wyndham Destinations Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its vacation exchange business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $13 million and $14 million as of December 31, 2019 and 2018. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 28—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $48 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of December 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $1 million.

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

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada, from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 11—Inventory for additional details.

In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company was required to maintain an investment-grade credit rating from at least one rating agency. As a result of the Spin-off, the Company failed to maintain an investment-grade credit rating with at least one rating agency, which triggered a default. During 2018, the Company agreed to pay $8 million in fees in lieu of posting collateral in favor of the development partner in an amount equal to the remaining obligations under the agreements.

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2019, the maximum potential future payments that the Company may be required to make under these guarantees is $38 million. As of December 31, 2019 and 2018, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 28—Transactions with Former Parent and Former Subsidiaries.

21.	Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2016	$(217)	$—	$(7)	$(224)
Other comprehensive income/(loss)	121	(2)	2	121
Balance as of December 31, 2017	(96)	(2)	(5)	(103)
Other comprehensive income/(loss) before reclassifications	(75)	—	1	(74)
Amount reclassified to earnings	24	—	6	30
Balance as of December 31, 2018	(147)	(2)	2	(147)
Other comprehensive (loss) before reclassifications	(1)	—	(1)	(2)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	$(148)	$(1)	$1	$(148)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2016	$115	$—	$2	$117
Other comprehensive income/(loss)	(26)	2	(1)	(25)
Balance as of December 31, 2017	89	2	1	92
Other comprehensive income before reclassifications	13	—	—	13
Amount reclassified to earnings	—	—	(2)	(2)
Effect of adoption of new accounting principle (a)	(8)	—	—	(8)
Balance as of December 31, 2018	94	2	(1)	95
Other comprehensive income/(loss) before reclassifications	1	(1)	1	1
Amount reclassified to earnings	—	—	—	—
Balance as of December 31, 2019	$95	$1	$—	$96

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(102)	$—	$(5)	$(107)
Other comprehensive income	95	—	1	96
Balance as of December 31, 2017	(7)	—	(4)	(11)
Other comprehensive income/(loss) before reclassifications	(62)	—	1	(61)
Amount reclassified to earnings	24	—	4	28
Other comprehensive income/(loss)	(38)	—	5	(33)
Effect of adoption of new accounting principle (a)	(8)	—	—	(8)
Balance as of December 31, 2018	(53)	—	1	(52)
Other comprehensive (loss) before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	$(53)	$—	$1	$(52)

(a)
Impact of the Company’s adoption of new accounting guidance which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained Earnings.

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of AOCL are presented in the following table. Amounts in parenthesis indicate debits to the Consolidated Statements of Income (in millions):

	Year Ended December 31,
	2019	2018
Foreign currency translation adjustments, net
Gain on disposal of discontinued business, net of income taxes	$—	$(24)
Net income attributable to Wyndham Destinations shareholders	$—	$(24)

Unrealized losses on cash flow hedge, net
Gain on disposal of discontinued business, net of income taxes	$(1)	$—
Net income attributable to Wyndham Destinations shareholders	$(1)	$—

Defined benefit pension plans, net
Gain on disposal of discontinued business, net of income taxes	$—	$(4)
Net income attributable to Wyndham Destinations shareholders	$—	$(4)

22.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”), and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2019, 13.9 million shares remain available.

Incentive Equity Awards Granted by the Company
During the year ended December 31, 2019, the Company granted incentive equity awards to key employees and senior officers totaling $26 million in the form of RSUs, $7 million in the form of PSUs, and $5 million in the form of stock options. Of these awards, the NQs and the majority of RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During 2018, the Company granted incentive equity awards totaling $58 million in the form of RSUs and $7 million in the form of stock options to the Company’s key employees and senior officers. During 2017, the Company granted incentive equity awards to key employees and senior officers totaling $66 million in the form of RSUs and $22 million in the form of PSUs.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the year ended December 31, 2019, consisted of the following (in millions, except grant prices):

	Balance at December 31, 2018	Granted	Vested/Exercised	Forfeitures(a)	Balance at December 31, 2019
RSUs
Number of RSUs	0.9	0.6	(0.4)	(0.1)	1.0	(b)
Weighted average grant price	$50.54	$44.36	$53.56	$47.25	$46.32

PSUs
Number of PSUs	—	0.2	—	—	0.2	(c)
Weighted average grant price	$—	$44.38	$—	$—	$44.38

SSARs
Number of SSARs	0.2	—	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$—	$34.24

NQs
Number of NQs	0.8	0.6	—	(0.1)	1.3	(e)
Weighted average grant price	$48.71	$44.38	$—	$47.20	$46.84

(a)	The Company recognizes forfeitures as they occur.

(b)	Aggregate unrecognized compensation expense related to RSUs was $36 million as of December 31, 2019, which is expected to be recognized over a weighted average period of 2.8 years.

(c)	Maximum aggregate unrecognized compensation expense related to PSUs was $10 million as of December 31, 2019, which is expected to be recognized over a weighted average period of 3.2 years.

(d)	There were 0.2 million SSARs that were exercisable as of December 31, 2019. There was no unrecognized compensation expense related to SSARs as of December 31, 2019, as all SSARS were vested.

(e)	Unrecognized compensation expense for NQs was $7 million as of December 31, 2019, which is expected to be recognized over a period of 2.8 years.

The fair value of stock options granted by the Company during 2019 and 2018 were estimated on the dates of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2019	2018
Grant date fair value	$8.98	$8.48
Grant date strike price	$44.38	$48.71
Expected volatility	29.97%	26.01%
Expected life	6.25 years	4.25 years
Risk-free interest rate	2.59%	2.73%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $24 million, $151 million, and $70 million during 2019, 2018, and 2017, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. Such stock-based compensation expense included expense related to discontinued operations of $22 million for 2018 and $11 million for 2017. Stock-based compensation expense for 2019, 2018, and 2017 included $4 million, $105 million, and $4 million of expense which has been classified within Separation and related costs in continuing operations. Additionally, $1 million of stock-based compensation expense was recorded within Restructuring expense during 2017.

The Company paid $4 million, $60 million, and $39 million of taxes for the net share settlement of incentive equity awards that vested during 2019, 2018, and 2017. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
During 2019, the Company implemented an employee stock purchase plan. This plan allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.2 million shares and recognized $1 million of compensation expense related to the grants under this plan in 2019.

23.	Employee Benefit Plans
Defined Contribution Benefit Plans
Wyndham Destinations sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $33 million during both 2019 and 2018, and $35 million during 2017.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $8 million during 2019, $10 million during 2018, and $11 million during 2017.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries, which were primarily part of the Company’s European vacation rentals business, which is presented as discontinued operations. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. During 2018, the Company recognized a $4 million loss related to the settlement of its obligation under these plans for the European vacation rentals business which was included as a component of the Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income. The Company had $4 million of net pension liability as of December 31, 2019 and 2018, included within Accrued expenses and other liabilities. As of December 31, 2019 and 2018, the Company had less than $1 million and $1 million of unrecognized gains included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company had no pension expense related to these plans during 2019 and 2018. During 2017, the Company recorded pension expense of $1 million which is included in discontinued operations.

24.	Segment Information
The Company has two operating segments: Vacation Ownership and Vacation Exchange. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Vacation Exchange segment provides vacation exchange services and products to owners of VOIs. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which was part of its Vacation Exchange segment and completed the sale of this business on October 22, 2019. The assets and liabilities of this business were classified as held-for-sale until the sale was completed. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the results presented in the tables below. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), Early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. The following tables present the Company’s segment information (in millions):

	Year Ended December 31,
Net revenues	2019	2018	2017
Vacation Ownership	$3,151	$3,016	$2,881
Vacation Exchange	898	918	927
Total reportable segments	4,049	3,934	3,808
Corporate and other (a)	(6)	(3)	(2)
Total Company	$4,043	$3,931	$3,806

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2019	2018	2017
Net income attributable to Wyndham Destinations shareholders	$507	$672	$854
Net income attributable to noncontrolling interest	—	—	1
Loss/(income) from operations of discontinued businesses, net of income taxes	—	50	(209)
Gain on disposal of discontinued business, net of income taxes	(18)	(456)	—
Provision/(benefit) for income taxes	191	130	(328)
Depreciation and amortization	121	138	136
Interest expense	162	170	155
Interest (income)	(7)	(5)	(6)
Gain on sale of business	(68)	—	—
Separation and related costs (b)	45	223	26
Restructuring (c)	9	16	14
Asset impairments	27	(4)	205
Legacy items (d)	1	1	(6)
Acquisition and divestiture related costs	1	—	(13)
Stock-based compensation	20	23	53
Value-added tax refund	—	(16)	—
Adjusted EBITDA	$991	$942	$882

	Year Ended December 31,
Adjusted EBITDA	2019	2018	2017
Vacation Ownership	$756	$731	$709
Vacation Exchange	289	278	268
Total reportable segments	1,045	1,009	977
Corporate and other (a)	(54)	(67)	(95)
Total Company	$991	$942	$882

(a)	Includes the elimination of transactions between segments.

(b)	Includes $4 million, $105 million, and $4 million of stock-based compensation expenses for 2019, 2018, and 2017.

(c)	Includes $1 million of stock-based compensation expense for 2017.

(d)	Represents the net benefit from the resolution of and adjustment to certain contingent liabilities resulting from the Company’s separation from Cendant.

	Year Ended December 31,
Segment Assets (a)	2019	2018
Vacation Ownership	$5,582	$5,421
Vacation Exchange	1,482	1,376
Total reportable segments	7,064	6,797
Corporate and other	389	158
Assets held-for-sale	—	203
Total Company	$7,453	$7,158

(a)	Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2019	2018	2017
Vacation Ownership	$69	$66	$72
Vacation Exchange	27	25	27
Total reportable segments	96	91	99
Corporate and other	12	8	8
Total Company	$108	$99	$107

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Year Ended December 31,			Year Ended December 31,
	Net Revenues			Net Long-lived Assets
	2019	2018	2017	2019	2018
United States	$3,513	$3,500	$3,359	$1,497	$1,471
All other countries	530	431	447	296	272
Total	$4,043	$3,931	$3,806	$1,793	$1,743

25.	Separation and Transaction Costs
During 2019, the Company incurred $45 million of expenses in connection with the Spin-off completed on May 31, 2018, which are reflected within continuing operations. These separation costs were related to stock compensation, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of the Company abandoning portions of its administrative offices in New Jersey. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint. These expenses also include additional impairment charges associated with the write-off of assets and liabilities related to the early termination of an operating lease in Chicago, Illinois, offset by an indemnification receivable from Wyndham Hotels. Refer to Note 13—Leases for additional detail regarding these impairments.

During 2018, the Company incurred $223 million of expenses in connection with the Spin-off which are reflected within continuing operations and include related costs of the Spin-off, of which $217 million were related to stock compensation modification expense, severance and other employee costs offset, in part, by favorable foreign currency. In addition, these costs include certain impairment charges related to the separation including property sold to Wyndham Hotels.

Additionally, during 2018, the Company incurred $111 million of separation related expenses in connection with the Spin-off and sale of the European vacation rentals business which are reflected within discontinued operations. These expenses include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

During 2017, the Company incurred $26 million of expenses associated with the planned Spin-off and the exploration of strategic alternatives for the European vacation rentals business which are reflected within continuing operations. Additionally, during 2017 the Company also incurred $40 million of separation related costs that are included within discontinued operations. These costs include legal, consulting and auditing fees, stock compensation modification expense, severance and other employee-related costs.

26.	Impairments and Other Charges
Impairments
During 2019, the Company sold certain property for $52 million in cash and a note receivable of $4 million. The Company recorded a loss of $27 million, which is recorded within Asset impairments on the Consolidated Statements of Income.

During May 2017, the Company performed an in-depth review of its operations, including its current development pipeline and long-term development plan. In connection with such review, the Company updated its current and long-term development plan to focus on (i) selling existing finished inventory, and (ii) procuring inventory from efficient sources such as Just-in-Time inventory in new markets and reclaiming inventory from owners’ associations or owners. As a result, the Company’s management performed a review of its land held for VOI development. Such review consisted of an assessment on 19 locations to determine its plan for future VOI development at those sites. As a result of this assessment, the Company concluded that no future development would occur at 17 locations, of which 16 were deemed to be impaired.

The Company performed a fair value assessment on the land held for VOI development which resulted in a $121 million non-cash impairment charge during 2017. In addition, the Company also recorded a $14 million non-cash impairment charge relating to the write-off of construction in process costs at six of the 16 impaired locations. As a result, the Company reported a total non-cash impairment charge of $135 million, which is included within Asset impairments on the Consolidated Statements of Income.

In conjunction with this review and impairment, the Company sold three of the 17 locations, as well as non-core revenue generating assets to a former executive of the Company for $2 million of cash consideration, which resulted in a $7 million loss. The Company also has an agreement with the former executive to sell an additional two of the 17 locations for $2 million, resulting in a $13 million non-cash impairment charge. Such transaction is to be completed within six months of the Company meeting certain transferability requirements. The $7 million loss and $13 million non-cash impairment charge on the expected sale were included within the total non-cash impairment charge of $135 million.

During 2018, the Company sold a property which was previously impaired by $27 million as part of the aforementioned fair value assessment on the land held for VOI development during 2017. The Company received net proceeds of $11 million, resulting in a gain on sale of $8 million, which is included within Asset impairments on the Consolidated Statements of Income. Also, as a result of changes in market conditions, the Company updated its long-term development goals during 2018 which resulted in $4 million of additional impairment charges on previously impaired properties. This additional impairment expense and the aforementioned reversal, resulted in a net impairment reversal of $4 million during 2018.

During 2017, the Company incurred a $5 million non-cash impairment charge related to the write-down of assets resulting from the decision to abandon a new product initiative at the Company’s vacation ownership business. Such charge is included within Asset impairments on the Consolidated Statements of Income.

During 2017, the Company incurred $65 million of non-cash impairment charges resulting from a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands, at its vacation ownership business. The charges included a $37 million write-down of property and equipment to fair value resulting from the consolidation of the Saint Thomas SPE and a $28 million write-down of VOI inventory to its fair value. Such charges are included within Asset impairments on the Consolidated Statements of Income.

Other Charges
Refer to Note 25—Separation and Transaction Costs, for discussion of the additional 2019 and 2018 impairments associated with the Spin-off of Wyndham Hotels.

27.	Restructuring
2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action is primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the Vacation Ownership segment, (ii) $2 million at the Vacation Exchange segment, and (iii) $1 million at the Company’s corporate operations. The Company reduced its restructuring liability by $1 million of cash payments during 2019. The remaining 2019 restructuring liability of $4 million is expected to be paid by the end of 2021.

2018 Restructuring Plans
During 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Vacation Exchange segment, and (iii) $1 million at the Company’s corporate operations. During 2019, the Company incurred an additional $3 million of restructuring expenses at its Vacation Ownership segment and an additional $1 million at its corporate operations. The Company reduced its restructuring liability by $13 million and $4 million of cash payments during 2019 and 2018. The remaining 2018 restructuring liability of $3 million is expected to be paid by the end of 2021.

2017 Restructuring Plans
During 2017, the Company recorded $14 million of charges related to restructuring initiatives, all of which were personnel-related resulting from a reduction of approximately 200 employees. The charges consisted of (i) $8 million at its Vacation Exchange segment which primarily focused on enhancing organizational efficiency and rationalizing its operations, and (ii) $6 million at the Company’s corporate operations which focused on rationalizing its sourcing function and outsourcing certain information technology functions. During 2017, the Company reduced its restructuring liability by $11 million, of which $10 million was in cash payments and $1 million was through the issuance of Wyndham Worldwide Corporation stock. During 2018, the Company further reduced its restructuring liability by $3 million of cash payments. The 2017 restructuring liability was paid in full as of December 31, 2018.

The Company has additional restructuring plans which were implemented prior to 2017. As of December 31, 2019, the remaining liability of less than $1 million, all of which is related to leased facilities, is expected to be paid by 2020.
The activity associated with all of the Company’s restructuring plans is summarized by category as follows (in millions):

	Liability as of	2017 Activity			Liability as of
	December 31, 2016	Costs Recognized	Cash Payments	Other (a)	December 31, 2017
Personnel-related	$4	$14	$(13)	$(1)	$4
Facility-related	3	—	(2)	—	1
	$7	$14	$(15)	$(1)	$5

	Liability as of	2018 Activity			Liability as of
	December 31, 2017	Costs Recognized	Cash Payments	Other	December 31, 2018
Personnel-related	$4	$16	$(8)	$—	$12
Facility-related	1	—	(1)	—	—
	$5	$16	$(9)	$—	$12

	Liability as of	2019 Activity			Liability as of
	December 31, 2018	Costs Recognized	Cash Payments	Other	December 31, 2019
Personnel-related	$12	$9	$(14)	$—	$7
	$12	$9	$(14)	$—	$7

(a)Primarily represents the issuance of Wyndham Worldwide stock.

28.	Transactions with Former Parent and Former Subsidiaries
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

As of December 31, 2019, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2018, the Company had $18 million of Cendant separation-related liabilities. These liabilities were recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Wyndham Destinations entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreements, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

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

During 2018, the Company conveyed the lease for its former corporate headquarters located in Parsippany, New Jersey, to Wyndham Hotels, which resulted in the removal of a $66 million capital lease obligation and a $43 million asset from the Consolidated Balance Sheets.

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During 2019, transition service agreement expenses of $3 million were included in General and administrative expense, and $2 million were included in Separation and related costs on the Consolidated Statements of Income. Transition service agreement income of $1 million was included in Other revenue on the Consolidated Statements of Income. During 2018, transition service agreement expenses were $8 million and transition service agreement income was $6 million. As of December 31, 2019, the majority of these transition services have ended with the exception of certain tax and treasury services which are expected to be completed in the second quarter of 2020.

As a result of the sale of the North American vacation rentals business to Vacasa, the Company paid Wyndham Hotels $5 million for a tradename royalty buy-out. The related expense was recorded as a reduction to Gain on sale of business on the Consolidated Statements of Income.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Compass IV Limited, an affiliate of Platinum Equity, LLC (“Compass”) has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Such post-closing credit support included a guarantee of up to $180 million which expired June 30, 2019.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2019. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2019, the Company reached an agreement with Compass on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two-thirds and one-third, respectively, in the European vacation rentals business’ final net proceeds (as defined by the sales agreement). The Company paid $40 million to Wyndham Hotels in 2019 for certain items including the return of the escrow, post-closing adjustments, transaction expenses, and estimated taxes.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify Compass against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications increased by $2 million to a total of $45 million at December 31, 2019. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at December 31, 2019. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s and BB for S&P. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities at December 31, 2019. Total receivables of $23 million were included in Other assets on the Consolidated Balance Sheets at December 31, 2019, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible. The total change in expired guarantees and returned escrow offset by increased tax liabilities increased the gain on sale of the European vacation rentals business by $6 million during 2019.

During 2019, Compass proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. While the Company intends to vigorously dispute these proposed adjustments, at this time the Company cannot reasonably estimate the probability or amount of the potential liability owed to Compass, if any. Any actual liability would be split two-thirds and one-third between the Company and Wyndham Hotels and the impact would be included in discontinued operations.

Wyndham Destinations entered into a transition service agreement with Compass, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During 2019, transition service agreement expenses were $2 million and transition service agreement income was $2 million. During 2018, transition service agreement expenses were $3 million and transition service agreement income was $3 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Consolidated Statements of Income.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was accrued as a reduction to the Gain on sale of business on the Consolidated Statements of Income as of December 31, 2019.

Wyndham Destinations entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During 2019, transition service agreement expenses were $3 million and transition service agreement income was $3 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Consolidated Statements of Income.

29.	Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2019 and 2018.

	2019
	First	Second	Third	Fourth
(in millions, except per share data)
Net revenues	$918	$1,039	$1,105	$981
Total expenses	778	841	891	790
Gain on sale of business	—	—	—	(68)
Operating income	140	198	214	259
Income from continuing operations	81	118	135	155
(Loss)/gain on disposal of discontinued business, net of income taxes	(1)	6	—	12
Net income attributable to Wyndham Destinations shareholders	80	124	135	167

Basic earnings per share
Continuing operations	$0.86	$1.27	$1.48	$1.73
Discontinued operations	(0.01)	0.06	—	0.14
	$0.85	$1.33	$1.48	$1.87
Diluted earnings per share
Continuing operations	$0.85	$1.26	$1.47	$1.73
Discontinued operations	—	0.06	—	0.14
	$0.85	$1.32	$1.47	$1.87
Weighted average shares outstanding
Basic	94.4	93.0	91.7	89.5
Diluted	94.7	93.3	92.0	89.8

Note:	The sum of the quarters may not agree to the Consolidated Statements of Income for the year ended December 31, 2019, due to rounding.

	2018
	First (a)	Second	Third	Fourth
(in millions, except per share data)
Net revenues	$907	$1,007	$1,062	$956
Total expenses	804	942	865	797
Operating income	103	65	197	159
Income/(loss) from continuing operations	41	(12)	131	106
(Loss)/income from operations of discontinued businesses, net of income taxes	(7)	(42)	(3)	2
Gain on disposal of discontinued business, net of income taxes	—	432	20	4
Net income attributable to Wyndham Destinations shareholders	34	378	148	112

Basic earnings per share
Continuing operations	$0.41	$(0.12)	$1.32	$1.10
Discontinued operations	(0.07)	3.90	0.17	0.06
	$0.34	$3.78	$1.49	$1.16
Diluted earnings per share
Continuing operations	$0.41	$(0.12)	$1.31	$1.10
Discontinued operations	(0.07)	3.89	0.18	0.06
	$0.34	$3.77	$1.49	$1.16
Weighted average shares outstanding
Basic	100.1	100.0	99.1	96.3
Diluted	100.8	100.3	99.5	96.7

Note:     The sum of the quarters may not agree to the Consolidated Statements of Income for the year ended December 31, 2018, due to rounding.

(a)
Amounts vary from those disclosed in the Company’s Quarterly report on form 10-Q for the quarter ended March 31, 2018, due to the results of its former hotel business being classified as discontinued operations in connection with the Spin-off of Wyndham Hotels on May 31, 2018.

30.	Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. Subject to the property meeting the Company’s vacation ownership resort standards and provided that the property has not been sold to another party, the maximum potential future payments that the Company may be required to make under this commitment is $45 million.

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed. The Company occasionally sublets this aircraft for business travel, and in 2019 incurred less than $1 million of expenses associated with these transactions.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.

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
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance of the Company” and “Executive Officers of the Company” in the Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Directors required by this item is located under the headings “Election of Directors” and “Nominations for Elections to the Board” in the Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Governance of the Company” and “Code of Business Conduct and Ethics” in the Proxy Statement for our 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

The Board maintains a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. In addition, we maintain a Code of Conduct applicable to all our associates, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

We will disclose on our website any amendment to or waiver from a provision of our Code of Business Conduct and Ethics for Directors or Code of Conduct as may be required and within the time period specified under the applicable Securities and Exchange Commission and New York Stock Exchange rules. The Code of Business Conduct and Ethics for Directors and our Code of Conduct are available on the Investor Relations page of our website at www.wyndhamdestinations.com by clicking on the “Governance” link followed by the “Governance Documents” link. Copies of these documents may also be obtained free of charge by writing to our Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2020 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2019

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2.8 million(a)	$45.63(b)	13.9 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)	Consists of shares issuable upon exercise of stock-settled appreciation rights, non-qualified stock options, performance-vested restricted stock units, and restricted stock units.

(b)
Consists of weighted-average exercise price of outstanding stock-settled appreciation rights, and non-qualified stock options. The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of performance-vested restricted stock units or restricted stock units, as these units have no exercise price.

(c)	Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
The remaining information required by Item 12 is included in the Proxy Statement for our 2020 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2020 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Governance of the Company,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2020 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:

(1) Financial Statements.

The following consolidated financial statements of Wyndham Destinations, Inc. and its subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

(2) Financial Schedules.

The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

(3) Exhibits.

See Exhibit Index commencing on page 118 hereof.

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

3.3	Second Amended and Restated By-Laws, effective as of February 22, 2019 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K filed February 26, 2019).

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

4.20
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed December 13, 2019).

4.21
First Supplemental Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 13, 2019).

4.22	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.21)

4.23*	Description of Registrant’s Securities

10.1
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

10.8
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

10.9
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

10.10
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

10.11
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on May 2, 2018).

10.12
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.13†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).

10.14†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.15†
Employment Agreement dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.16†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).

10.17†
Letter Agreement, dated as March 22, 2018, by and between Wyndham Vacation Ownership, Inc. and Elizabeth E. Dreyer (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018).

10.18†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2019).

10.19†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 1, 2019).

10.20†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 1, 2019).

10.21*†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Noah Brodsky.

10.22†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.23†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.24†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.25†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).

10.26†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated as of March 1, 2018 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed February 26, 2019).

10.27†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated as of March 1, 2018 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K filed February 26, 2019).

10.28†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of March 1, 2018 (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-K filed February 26, 2019).

10.29†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).

10.30†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).

10.31†	Form of Award Agreement for Non-Qualified Stock Options, dated June 1, 2018 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K filed February 26, 2019).

10.32†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K filed February 26, 2019).

10.33†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).

10.34†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).

10.35†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).

10.36†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).

10.37†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).

10.38†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)

10.39†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.40†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)

10.41†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)

10.42†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.43†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)

10.44†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.45†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.46
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.47
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.48
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.49
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.50
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.51
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.52
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.53
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.54
Form Indemnification Agreement to be entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.55†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).

10.56*	Purchase Agreement, dated as of December 10, 2019, between Wyndham Destinations, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule II thereto.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed with this report.

**	Furnished with this report.
†Exhibit Numbers 10.13 through 10.45 and 10.55 are management contracts or compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM DESTINATIONS, INC.

By:	/s/ MICHAEL D. BROWN
Michael D. Brown
President and Chief Executive Officer
Date: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Michael A. Hug

/s/ ELIZABETH E. DREYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Elizabeth E. Dreyer

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 26, 2020
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 26, 2020
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 26, 2020
James E. Buckman

/s/ GEORGE HERRERA	Director	February 26, 2020
George Herrera

/s/ DENNY MARIE POST	Director	February 26, 2020
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 26, 2020
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 26, 2020
Michael H. Wargotz