Form 10-Q
period 2020-03-31
Wyndham Destinations, Inc.
filed 2020-05-06
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WYND	New York Stock Exchange
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
85,134,818 shares of common stock outstanding as of March 31, 2020.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net (loss)/income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent.

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservations Network
AUD	Australian Dollar
Board	Board of Directors
CARES	Coronavirus Aid, Relief, and Economic Security Act
Company	Wyndham Destinations, Inc. and its subsidiaries
Compass	Compass IV Limited, an affiliate of Platinum Equity, LLC
COVID-19	Novel coronavirus global pandemic
EPS	Earnings/(loss) Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
U.S.	United States of America
USD	United States of America Dollar
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.
Wyndham Destinations	Wyndham Destinations, Inc.
Wyndham Worldwide	Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of March 31, 2020, the related condensed consolidated statements of (loss)/income, comprehensive (loss)/income, (deficit) and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, cash flows and equity/(deficit) for the year then ended (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of March 31, 2020, the related condensed consolidated statements of (loss)/income, comprehensive (loss)/income, (deficit) and cash flows, for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, cash flows and equity/(deficit) for the year then ended (not presented herein); and in our report dated February 26, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Tampa, FL
May 6, 2020

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenues
Service and membership fees	$327	$405
Consumer financing	127	125
Vacation ownership interest sales	90	375
Other	14	13
Net revenues	558	918
Expenses
Operating	398	397
Consumer financing interest	25	26
(Recovery)/cost of vacation ownership interests	(31)	30
Marketing	131	147
General and administrative	110	129
COVID-19 related costs	23	—
Asset impairments	10	—
Restructuring	2	3
Separation and related costs	—	15
Depreciation and amortization	31	31
Total expenses	699	778
Operating (loss)/income	(141)	140
Other (income), net	(2)	(11)
Interest expense	41	41
Interest (income)	(2)	(2)
(Loss)/income before income taxes	(178)	112
(Benefit)/provision for income taxes	(44)	31
Net (loss)/income from continuing operations	(134)	81
Loss on disposal of discontinued businesses, net of income taxes	—	(1)
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80

Basic earnings/(loss) per share
Continuing operations	$(1.54)	$0.86
Discontinued operations	—	(0.01)
	$(1.54)	$0.85
Diluted earnings/(loss) per share
Continuing operations	$(1.54)	$0.85
Discontinued operations	—	—
	$(1.54)	$0.85

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(65)	2
Other comprehensive (loss)/income, net of tax	(65)	2
Comprehensive (loss)/income	$(199)	$82

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,018	$355
Restricted cash (VIE - $118 as of 2020 and $110 as of 2019)	153	147
Trade receivables, net	137	144
Vacation ownership contract receivables, net (VIE - $3,018 as of 2020 and $2,984 as of 2019)	2,792	3,120
Inventory	1,218	1,199
Prepaid expenses	221	221
Property and equipment, net	682	680
Goodwill	962	970
Other intangibles, net	135	143
Other assets	458	474
Total assets	$7,776	$7,453
Liabilities and (deficit)
Accounts payable	$71	$73
Accrued expenses and other liabilities	885	973
Deferred income	553	541
Non-recourse vacation ownership debt (VIE)	2,413	2,541
Debt	3,981	3,034
Deferred income taxes	764	815
Total liabilities	8,667	7,977
Commitments and contingencies (Note 17)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 220,959,494 issued as of 2020 and 220,863,070 as of 2019	2	2
Treasury stock, at cost – 135,824,676 shares as of 2020 and 132,759,876 shares as of 2019	(6,508)	(6,383)
Additional paid-in capital	4,119	4,118
Retained earnings	1,607	1,785
Accumulated other comprehensive loss	(117)	(52)
Total stockholders’ (deficit)	(897)	(530)
Noncontrolling interest	6	6
Total (deficit)	(891)	(524)
Total liabilities and (deficit)	$7,776	$7,453

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net (loss)/income	$(134)	$80
Loss on disposal of discontinued businesses, net of income taxes	—	1
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	31	31
Provision for loan losses	315	109
Deferred income taxes	(50)	14
Stock-based compensation	1	5
Asset impairments	10	—
Non-cash lease expense	6	8
Non-cash interest	5	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	(45)
Vacation ownership contract receivables	(15)	(91)
Inventory	(40)	(18)
Deferred income	18	45
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(96)	12
Other, net	2	(4)
Net cash provided by operating activities	57	152
Investing activities
Property and equipment additions	(21)	(20)
Proceeds from asset sales	—	6
Other, net	3	(1)
Net cash used in investing activities - continuing operations	(18)	(15)
Net cash used in investing activities - discontinued operations	—	(27)
Net cash used in investing activities	(18)	(42)
Financing activities
Proceeds from non-recourse vacation ownership debt	250	672
Principal payments on non-recourse vacation ownership debt	(372)	(572)
Proceeds from debt	1,064	608
Principal payments on debt	(77)	(660)
Repayment of notes	(41)	(1)
Repayments of vacation ownership inventory arrangement	(5)	(7)
Dividends to shareholders	(43)	(42)
Repurchase of common stock	(128)	(61)
Debt issuance costs	(1)	(5)
Net share settlement of incentive equity awards	(1)	—
Net cash provided by/(used in) financing activities	646	(68)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(16)	1
Net change in cash, cash equivalents and restricted cash	669	43
Cash, cash equivalents and restricted cash, beginning of period	502	404
Cash, cash equivalents and restricted cash, end of period	1,171	447
Less: Restricted cash	153	186
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	—	44
Cash and cash equivalents	$1,018	$217

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(134)	—	—	(134)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Change in stock-based compensation	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of March 31, 2020	85	$2	$(6,508)	$4,119	$1,607	$(117)	$6	$(891)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	80	—	—	80
Other comprehensive income	—	—	—	—	—	2	—	2
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(1)	—	(60)	—	—	—	—	(60)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Balance as of March 31, 2019	94	$2	$(6,103)	$4,082	$1,480	$(50)	$5	$(584)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Background and Basis of Presentation
Background
Wyndham Destinations, Inc. and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Vacation Ownership and Vacation Exchange. The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Vacation Exchange segment provides leisure travelers with flexibility and access to a wide variety of accommodation options that include vacation ownership resorts, hotels, privately-owned vacation homes, apartments, and condominiums around the world.

The results of operations during the first quarter of 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers and employees. In response to COVID-19, the Company temporarily closed its resorts in mid-March across the globe and suspended its sales and marketing operations. As a result, the Company significantly reduced its workforce and furloughed thousands of employees. Given these significant events, the Company’s revenues were negatively impacted and it also incurred $241 million of charges related to COVID-19, which are discussed in further detail in Note 22—COVID-19 Related Items. As a precautionary measure to enhance liquidity, the Company drew down its $1.0 billion revolving credit facility at the end of the first quarter, and suspended its share repurchase activity.

On August 7, 2019, the Company acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at RCI by increasing the offerings available to its members and affiliates. The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Vacation Exchange segment. See Note 5—Acquisitions for additional details.

During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, completed the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations on the Condensed Consolidated Statements of (Loss)/Income. See Note 7—Held-for-Sale Business for further details.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2019 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2020.

2.	New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for income taxes and clarifies the financial statement presentation for tax benefits related to tax deductible dividends. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Reference Rate Reform. In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate or another reference rate expected to be discontinued. This guidance is effective as of March 12, 2020, and will apply through December 31, 2022. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance was effective for the Company on January 1, 2020, including interim periods within the fiscal year. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures as the Company’s prior approach in estimating the allowance for loan losses generally aligned with the expected credit loss model required upon adoption of this guidance. The Company has included additional disclosures in accordance with the adoption of this guidance, which are included in Note 8—Vacation Ownership Contract Receivables.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating step two of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance was effective for the Company on January 1, 2020, including interim periods within the fiscal year, and should be applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Condensed Consolidated Statements of (Loss)/Income. The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of (Loss)/Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $176 million and $170 million during the three months ended March 31, 2020 and 2019. Management fee revenues were $98 million and $97 million during the three months ended March 31, 2020 and 2019. Reimbursable revenues were $78 million and $73 million during the three months ended March 31, 2020 and 2019. One of the associations that the Company manages paid its Vacation Exchange segment $7 million for exchange services during both the three months ended March 31, 2020 and 2019.

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

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, event, or other related transaction.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of March 31, 2020 and December 31, 2019, were as follows (in millions):

Contract Liabilities	March 31, 2020	December 31, 2019
Deferred subscription revenue	$205	$206
Deferred VOI trial package revenue	144	145
Deferred VOI incentive revenue	105	107
Deferred exchange-related revenue (a)	76	58
Deferred co-branded credit card programs revenue	18	19
Deferred other revenue	10	4
Total	$558	$539

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
Changes in contract liabilities for the three months ended March 31, 2020 and 2019, follow (in millions):

Amount
Contract liabilities as of December 31, 2019	$539
Additions	103
Revenue recognized	(84)
Contract liabilities as of March 31, 2020	$558

Amount
Contract liabilities as of December 31, 2018	$519
Additions	125
Revenue recognized	(92)
Contract liabilities as of March 31, 2019	$552

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of March 31, 2020 and December 31, 2019, these capitalized costs were $54 million and $53 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s vacation exchange business incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2020 and December 31, 2019, these capitalized costs were $18 million and $20 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2020 - 3/31/2021	4/1/2021 - 3/31/2022	4/1/2022 - 3/31/2023	Thereafter	Total
Subscription revenue	$121	$48	$20	$16	$205
VOI trial package revenue	144	—	—	—	144
VOI incentive revenue	105	—	—	—	105
Exchange-related revenue	72	3	1	—	76
Co-branded credit card programs revenue	4	3	3	8	18
Other revenue	10	—	—	—	10
Total	$456	$54	$24	$24	$558

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended
	March 31,
	2020	2019
Vacation Ownership
Property management fees and reimbursable revenues	$176	$170
Consumer financing	127	125
Vacation ownership interest sales (a)	90	375
Fee-for-Service commissions	3	—
Ancillary revenues	13	13
Total Vacation Ownership	409	683

Vacation Exchange
Exchange revenues	133	180
Vacation rental revenues	—	38
Ancillary revenues	17	18
Total Vacation Exchange	150	236

Corporate and other
Eliminations	(1)	(1)

Net revenues	$558	$918

(a)
As a result of higher unemployment associated with COVID-19, the Company increased its loan loss allowance by $225 million in the quarter ended March 31, 2020, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of (Loss)/Income.

4.	Earnings/(Loss) Per Share
The computation of basic and diluted earnings/(loss) per share (“EPS”) are based on net (loss)/income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Net (loss)/income from continuing operations attributable to Wyndham Destinations shareholders	$(134)	$81
Loss on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	(1)
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80

Basic earnings/(loss) per share
Continuing operations	$(1.54)	$0.86
Discontinued operations	—	(0.01)
	$(1.54)	$0.85
Diluted earnings/(loss) per share
Continuing operations	$(1.54)	$0.85
Discontinued operations	—	—
	$(1.54)	$0.85

Basic weighted average shares outstanding	86.9	94.4
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	—	0.3
Diluted weighted average shares outstanding (c)(d)	86.9	94.7

Dividends:
Aggregate dividends paid to shareholders	$43	$42

(a)
Excludes 1.2 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2020, of which 0.5 million would have been dilutive had the Company not been in a net loss position. Excludes 0.7 million of anti-dilutive RSUs for the three months ended March 31, 2019. These shares could potentially dilute EPS in the future.

(b)
Excludes 0.3 million and 0.2 million performance-vested restricted stock units (“PSUs”) for the three months ended March 31, 2020 and 2019, as the Company has not met the required performance metrics. These PSUs could potentially dilute basic EPS in the future.

(c)
Excludes 1.6 million and 0.9 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three months ended March 31, 2020 and 2019. These outstanding stock option awards could potentially dilute EPS in the future.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares Repurchased	Cost
As of December 31, 2019	108.2	$5,602
Repurchases	3.1	125
As of March 31, 2020	111.3	$5,727

The Company had $351 million of remaining availability under its program as of March 31, 2020. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19.

5.	Acquisitions
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at RCI by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired), subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of: (i) $48 million delivered at closing; (ii) Wyndham Destinations stock valued at $10 million (253,350 shares at $39.29 per share) delivered at closing; (iii) $21 million to be paid over 24 months post-closing; (iv) $10 million of contingent consideration based on achieving certain financial and operational metrics; and (v) additional shares of Wyndham Destinations stock valued at $13 million to be paid on August 7, 2020.

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

Given the impact of COVID-19 on the industry and business, the Company performed a qualitative assessment of the goodwill acquired as part of the ARN acquisition as of March 31, 2020. Based on the results of this assessment, the Company determined that it is more likely than not that the goodwill of ARN is not impaired.

Although the Company does not believe the goodwill of ARN is impaired at this time, to the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, as a result of continued COVID-19 impacts or other events, the Company may be required to write-down all or a portion of this goodwill, which would negatively impact earnings.

As a result of the impacts of COVID-19, the Company also performed an interim impairment analysis of ARN’s property and equipment and other intangible assets as of March 31, 2020, and determined these assets were not impaired.

6.	Discontinued Operations
During 2018, the Company completed the spin-off of its hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Condensed Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. Discontinued operations exclude the allocation of corporate overhead and interest.

Prior to its classification as a discontinued operation, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the former Destination Network segment, now known as Vacation Exchange.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes (in millions):

	Three Months Ended
	March 31,
	2020	2019
Loss on disposal of discontinued businesses, net of income taxes	$—	$(1)
Net (loss)/income attributable to Wyndham Destinations shareholders	$—	$(1)

The following table presents information regarding certain components of cash flows from discontinued operations (in millions):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$—	$—
Net cash used in investing activities	—	(27)
Net cash provided by/(used in) financing activities	—	—

7.	Held-for-Sale Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on July 30, 2019, entered into an agreement to sell this business to Vacasa LLC (“Vacasa”). On October 22, 2019, the Company closed on the sale of this business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa equity, resulting in a gain of $68 million. The purchase agreement contains customary post-closing adjustments.

The assets and liabilities of this business were classified as held-for-sale. The business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations on the Condensed Consolidated Statements of (Loss)/Income. Prior to its sale, this business was reported within the Vacation Exchange segment.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	March 31, 2020	December 31, 2019
Vacation ownership contract receivables:
Securitized	$3,018	$2,984
Non-securitized	704	883
Vacation ownership contract receivables, gross	3,722	3,867
Less: Allowance for loan losses	930	747
Vacation ownership contract receivables, net	$2,792	$3,120

During the three months ended March 31, 2020 and 2019, the Company’s securitized VOCRs generated interest income of $106 million and $99 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of (Loss)/Income.

During the three months ended March 31, 2020 and 2019, the Company originated VOCRs of $237 million and $322 million, and received principal collections of $222 million and $230 million. The weighted average interest rate on outstanding VOCRs was 14.4% as of March 31, 2020 and December 31, 2019.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses	315
Contract receivables write-offs, net	(132)
Allowance for loan losses as of March 31, 2020	$930

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	109
Contract receivables write-offs, net	(122)
Allowance for loan losses as of March 31, 2019	$721

The Company recorded a provision for loan losses of $315 million as a reduction of net revenues during the three months ended March 31, 2020, and $109 million for the three months ended March 31, 2019. Due to the closure of resorts and sales centers and the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to (Recovery)/cost of vacation ownership interests on the Condensed Consolidated Statements of (Loss)/Income.

Estimating the amount of the additional loan loss allowance for COVID-19 involved the use of significant estimates and assumptions. Management based its estimates on the Company’s historical data during the most recent recession in 2008 utilizing the relationship between unemployment rates and net new defaults. The Company’s estimate assumes that it would take approximately 18 months for employment rates to return to the levels pre-COVID-19. The Company will update these estimates as more data is available.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,941	$1,021	$220	$130	$221	$3,533
31 - 60 days	24	34	18	5	2	83
61 - 90 days	15	23	18	4	1	61
91 - 120 days	11	16	16	2	—	45
Total	$1,991	$1,094	$272	$141	$224	$3,722

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,019	$1,049	$196	$134	$250	$3,648
31 - 60 days	25	37	21	5	2	90
61 - 90 days	18	28	17	3	1	67
91 - 120 days	13	21	24	3	1	62
Total	$2,075	$1,135	$258	$145	$254	$3,867

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$202	$83	$1	$16	$34	$336
2019	695	410	79	41	84	1,309
2018	437	244	76	29	38	824
2017	276	149	49	21	23	518
2016	159	82	27	13	16	297
Prior	222	126	40	21	29	438
Total	$1,991	$1,094	$272	$141	$224	$3,722

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
2019	$866	$454	$54	$53	$119	$1,546
2018	486	285	80	32	49	932
2017	303	166	51	23	29	572
2016	173	89	29	14	20	325
2015	99	56	17	9	14	195
Prior	148	85	27	14	23	297
Total	$2,075	$1,135	$258	$145	$254	$3,867

9.	Inventory
Inventory consisted of (in millions):

	March 31, 2020	December 31, 2019
Land held for VOI development	$3	$3
VOI construction in process	21	24
Inventory sold subject to repurchase	24	24
Completed VOI inventory	822	802
Estimated VOI recoveries	322	281
Vacation Exchange vacation credits and other	26	65
Total inventory	$1,218	$1,199

The Company had net transfers of VOI inventory to property and equipment of $12 million and $15 million during the three months ended March 31, 2020 and 2019.

Due to the closure of resorts and sales centers and the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance by $225 million. In conjunction with this increased allowance the Company estimated $55 million of inventory recoveries which are included in Inventory on the Condensed Consolidated Balance Sheets as of March 31, 2020.

Additionally, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $38 million reduction of exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. This write-off is included within Operating expenses on the Condensed Consolidated Statements of (Loss)/Income for the Vacation Exchange segment. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2020 and beyond.

Inventory Sale Transactions
During 2017, the Company acquired property located in Austin, Texas, from a third-party developer for vacation ownership inventory and property and equipment.

During 2013, the Company sold real property located in Las Vegas, Nevada, and Avon, Colorado, to a third-party developer, consisting of vacation ownership inventory and property and equipment. The Company recognized no gain or loss on these sale transactions.

In accordance with the agreements with third-party developers, the Company has conditional rights and conditional obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company's vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligations of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as sales.

Inventory Obligations
The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Avon (a)	Las Vegas (a)	Austin (a)	Other (b)	Total
December 31, 2018	$11	$52	$31	$6	$100
Purchases	—	—	1	27	28
Payments	(11)	(18)	—	(24)	(53)
March 31, 2019	$—	$34	$32	$9	$75

December 31, 2019	$—	$43	$—	$6	$49
Purchases	—	—	—	42	42
Payments	—	(19)	—	(33)	(52)
March 31, 2020	$—	$24	$—	$15	$39

(a)	Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $106 million as of March 31, 2020.

10.	Property and Equipment
Property and equipment, net, consisted of (in millions):

	March 31, 2020	December 31, 2019
Land	$29	$28
Building and leasehold improvements	581	572
Furniture, fixtures and equipment	222	218
Capitalized software	655	652
Finance leases	9	14
Construction in progress	45	40
Total property and equipment	1,541	1,524
Less: Accumulated depreciation and amortization	859	844
Property and equipment, net	$682	$680

11.	Debt
The Company’s indebtedness consisted of (in millions):

	March 31, 2020	December 31, 2019
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,711	$1,969
USD bank conduit facility (due August 2021) (c)	623	508
AUD/NZD bank conduit facility (due September 2021) (d)	79	64
Total	$2,413	$2,541

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$987	$—
$300 million secured term loan B (due May 2025)	293	293
$40 million 7.375% secured notes (due March 2020)	—	40
$250 million 5.625% secured notes (due March 2021)	249	249
$650 million 4.25% secured notes (due March 2022) (g)	649	649
$400 million 3.90% secured notes (due March 2023) (h)	403	404
$300 million 5.40% secured notes (due April 2024)	298	298
$350 million 6.35% secured notes (due October 2025) (i)	343	342
$400 million 5.75% secured notes (due April 2027) (j)	409	409
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	5	5
Total	$3,981	$3,034

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.17 billion and $3.12 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2020 and December 31, 2019.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $20 million and $23 million as of March 31, 2020 and December 31, 2019.

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

(e)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $12 million as of March 31, 2020 and December 31, 2019, and net of unamortized debt financing costs of $6 million and $7 million as of March 31, 2020 and December 31, 2019.

(f)
The weighted average effective interest rate on borrowings from this facility were 3.21% and 5.19% as of March 31, 2020 and December 31, 2019. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. The Company currently has over $1 billion in Cash and cash equivalents on the Condensed Consolidated Balance Sheet at March 31, 2020.

(g)	Includes $1 million of unamortized gains from the settlement of a derivative as of March 31, 2020 and December 31, 2019.

(h)	Includes $4 million and $5 million of unamortized gains from the settlement of a derivative as of March 31, 2020 and December 31, 2019.

(i)	Includes $6 million of unamortized losses from the settlement of a derivative as of March 31, 2020 and December 31, 2019.

(j)	Includes $12 million and $13 million of unamortized gains from the settlement of a derivative as of March 31, 2020 and December 31, 2019.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2020, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$216	$254	$470
Between 1 and 2 years	818	654	1,472
Between 2 and 3 years	200	407	607
Between 3 and 4 years	201	991	1,192
Between 4 and 5 years	216	301	517
Thereafter	762	1,374	2,136
	$2,413	$3,981	$6,394

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of March 31, 2020, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$985	$1,000
Less: Outstanding borrowings	702	987
Less: Letters of credit	—	12
Available capacity	$283	$1

(a)
Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion secured revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2020, the Company’s interest coverage ratio was 6.8 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2020, the Company’s first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2020, the Company was in compliance with all of the financial covenants described above. The continued impact of COVID-19 on the Company’s industry and business will lead to a higher first lien leverage ratio in the future. Under the credit agreement, if this ratio exceeds 3.75 to 1.0, the interest rate on revolver borrowings would increase 25 basis points, and the Company would be subject to higher fees associated with its letters of credit.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2020, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $41 million during the three months ended March 31, 2020. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million of capitalized interest. Cash paid related to such interest was $39 million during the three months ended March 31, 2020.

The Company incurred interest expense of $41 million during the three months ended March 31, 2019. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $1 million of capitalized interest. Cash paid related to such interest was $40 million during the three months ended March 31, 2019.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $25 million and $26 million during the three months ended March 31, 2020 and 2019, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of (Loss)/Income. Cash paid related to such interest was $19 million and $20 million for the three months ended March 31, 2020 and 2019.

12.	Variable Interest Entities
In accordance with the applicable accounting guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, guarantees, SPEs, and equity investments, to determine if an entity in which the Company has a variable interest is a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates into its financial statements those VIEs for which it has determined that it is the primary beneficiary.

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying VOCRs and sells them to bankruptcy-remote entities. VOCRs qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. VOCRs are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s financial statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the VOCRs. The Company services the securitized VOCRs pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing VOCRs from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases, and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2020	December 31, 2019
Securitized contract receivables, gross (a)	$3,018	$2,984
Securitized restricted cash (b)	118	110
Interest receivables on securitized contract receivables (c)	25	25
Other assets (d)	5	4
Total SPE assets	3,166	3,123
Non-recourse term notes (e) (f)	1,711	1,969
Non-recourse conduit facilities (e)	702	572
Other liabilities (g)	4	4
Total SPE liabilities	2,417	2,545
SPE assets in excess of SPE liabilities	$749	$578

(a)	The Company does not allocate allowance for loan losses to SPEs. This amount is included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $20 million and $23 million as of March 31, 2020 and December 31, 2019, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $704 million and $883 million as of March 31, 2020 and December 31, 2019. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2020	December 31, 2019
SPE assets in excess of SPE liabilities	$749	$578
Non-securitized contract receivables	704	883
Less: Allowance for loan losses	930	747
Total, net	$523	$714

Saint Thomas, U.S. Virgin Islands Property
During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands, to a third-party developer to construct VOI inventory through an SPE. In accordance with the agreements with the third-party developer, the Company had conditional rights and conditional obligations to repurchase the completed property from the developer subject to the property conforming to the Company's vacation ownership resort standards and provided that the third-party developer had not sold the property to another party.

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands, in 2017 there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, the Company is now considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated this SPE. During the first quarter of 2019, the Company made its final purchase of VOI inventory from the SPE, and the debt was extinguished.

During the three months ended March 31, 2019, the SPE conveyed $23 million of property and equipment to the Company.

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

As of March 31, 2020, the Company had foreign exchange contracts which resulted in $2 million of assets which are included within Other assets and $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities (all of which are Level 2) are remeasured at estimated fair value and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,792	$3,376	$3,120	$3,907
Liabilities
Debt (Level 2)	$6,394	$6,003	$5,575	$5,709

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

14.	Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound, Australian and Canadian dollars, Mexican peso, and South African rand. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2020, the Company had no fair value interest rate hedges.

Losses on derivatives recognized in AOCL for the three months ended March 31, 2020 and 2019, were not material.

15.	Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate decreased from 27.7% during the three months ended March 31, 2019, to 24.7% during the three months ended March 31, 2020, primarily due to an increase in the valuation allowance associated with foreign tax credit carryforwards, which reduced the overall benefit for income taxes in the current year.

The Company made cash income tax payments, net of tax refunds, of $5 million and $2 million during the three months ended March 31, 2020 and 2019.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. The significant negative impacts of COVID-19 resulted in the establishment of additional valuation allowances in the first quarter of 2020 of $3 million related to foreign tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company expects to take advantage of the payroll tax credits and deferral of the social security payments. The Company will also have additional depreciation deductions relating to qualified improvement property. The Company has not completed the full analysis of the impact of the CARES Act.

16.	Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the statements of (loss)/income.

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

The Company had right-of-use assets of $137 million and $136 million and related lease liabilities of $181 million and $180 million as of March 31, 2020 and December 31, 2019. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$8	$9

Short-term lease cost	$5	$5

Finance lease cost:
Amortization of right-of-use assets	$1	$—
Interest on lease liabilities	—	—
Total finance lease cost	$1	$—

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$10
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	1	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$4
Finance leases	1	—

The table below presents the lease-related assets and liabilities recorded on the balance sheets:

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$137	$136
Operating lease liabilities	Accrued expenses and other liabilities	$181	$180

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$5	$5
Finance lease liabilities	Debt	$5	$5

Weighted Average Remaining Lease Term:
Operating leases		7.6 years	7.8 years
Finance leases		2.9 years	2.8 years
Weighted Average Discount Rate:
Operating leases (b)		6.2%	6.2%
Finance leases		4.2%	4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of March 31, 2020 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2020	$29	$2
2021	34	2
2022	31	1
2023	28	—
2024	28	—
Thereafter	76	—
Total minimum lease payments	226	5
Less: Amount of lease payments representing interest	(45)	—
Present value of future minimum lease payments	$181	$5

17.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Wyndham Destinations Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its vacation exchange business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $11 million and $13 million as of March 31, 2020 and December 31, 2019. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 25—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $34 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of March 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range to an amount that is less than $1 million.

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

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 25—Transactions with Former Parent and Former Subsidiaries.

18.	Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive (loss)/income are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(65)	—	—	(65)
Balance, March 31, 2020	$(213)	$(1)	$1	$(213)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive loss	—	—	—	—
Balance, March 31, 2020	$95	$1	$—	$96

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(65)	—	—	(65)
Balance, March 31, 2020	$(118)	$—	$1	$(117)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive income before reclassifications	2	—	—	2
Amount reclassified to earnings	—	1	—	1
Balance, March 31, 2019	$(145)	$(1)	$2	$(144)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	—	—	—
Balance, March 31, 2019	$94	$1	$(1)	$94

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive income/(loss) before reclassifications	2	(1)	—	1
Amount reclassified to earnings	—	1	—	1
Balance, March 31, 2019	$(51)	$—	$1	$(50)

(a)
Includes impact of the Company’s adoption of accounting guidance in the fourth quarter of 2018 which allows for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained earnings.

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of AOCL are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of (Loss)/Income (in millions):

	Three Months Ended
	March 31,
	2020	2019
Unrealized losses on cash flow hedge, net
Loss on disposal of discontinued businesses, net of income taxes	$—	$(1)
Net (loss)/income attributable to Wyndham Destinations shareholders	$—	$(1)

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”), and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2020, 12.1 million shares remain available.

Incentive Equity Awards Granted by the Company
On March 4, 2020, the Board of Directors approved the Company’s annual incentive equity awards to key employees and senior officers totaling $26 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options. Of these awards, the majority of NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the three months ended March 31, 2020, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2019	Granted	Vested/Exercised	Balance, March 31, 2020	(a)
RSUs
Number of RSUs	1.0	0.6	(0.1)	1.5	(b)
Weighted average grant price	$46.32	$41.04	$44.38	$44.22

PSUs
Number of PSUs	0.2	0.1	—	0.3	(c)
Weighted average grant price	$44.38	$41.04	$—	$42.56

SSARs
Number of SSARs	0.2	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$34.52

NQs
Number of NQs	1.3	1.1	—	2.4	(e)
Weighted average grant price	$46.84	$41.04	$—	$44.13

(a)	The Company recognizes forfeitures as they occur.

(b)	Aggregate unrecognized compensation expense related to RSUs was $58 million as of March 31, 2020, which is expected to be recognized over a weighted average period of 3.2 years.

(c)	There was no unrecognized compensation expense related to PSUs as of March 31, 2020.

(d)	There were 0.2 million SSARs that were exercisable as of March 31, 2020. There was no unrecognized compensation expense related to SSARs as of March 31, 2020, as all SSARs were vested.

(e)	Unrecognized compensation expense for NQs was $15 million as of March 31, 2020, which is expected to be recognized over a weighted average period of 3.4 years.

The fair values of stock options granted by the Company during 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2020 (a)	2020 (b)
Grant date fair value	$7.28	$7.27
Grant date strike price	$41.04	$41.04
Expected volatility	32.60%	32.88%
Expected life	7.50 years	6.25 years
Risk-free interest rate	1.03%	0.95%
Projected dividend yield	4.87%	4.87%

(a)	Stock options will cliff vest after a period of five years.

(b)	Stock options will vest ratably over a period of four years.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $1 million and $5 million during the three months ended March 31, 2020 and 2019, related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Stock-based compensation expense included $2 million for the three months ended March 31, 2019, which has been classified within Separation and related costs in continuing operations in the Condensed Consolidated Statements of (Loss)/Income.

The Company paid $1 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2020 and none during the three months ended March 31, 2019.

20.	Segment Information
The Company has two operating segments: Vacation Ownership and Vacation Exchange. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Vacation Exchange segment provides leisure travelers with flexibility and access to a wide variety of accommodation options that include vacation ownership resorts, hotels, privately-owned vacation homes, apartments, and condominiums around the world. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which was part of its Vacation Exchange segment and completed the sale of this business on October 22, 2019. The assets and liabilities of this business were classified as held-for-sale until the sale was completed. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the results presented in the tables below. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net (loss)/income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended
	March 31,
Net revenues	2020	2019
Vacation Ownership	$409	$683
Vacation Exchange	150	236
Total reportable segments	559	919
Corporate and other (a)	(1)	(1)
Total Company	$558	$918

	Three Months Ended
	March 31,
Reconciliation of Net (loss)/income to Adjusted EBITDA	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80
Loss on disposal of discontinued businesses, net of income taxes	—	1
(Benefit)/provision for income taxes	(44)	31
Depreciation and amortization	31	31
Interest expense	41	41
Interest (income)	(2)	(2)
Exchange inventory write-off	38	—
COVID-19 related costs (b)	12	—
Asset impairments	10	—
Restructuring	2	3
Stock-based compensation	1	3
Legacy items (c)	1	2
Separation and related costs (d)	—	15
Adjusted EBITDA	$(44)	$205

	Three Months Ended
	March 31,
Adjusted EBITDA	2020	2019
Vacation Ownership	$(73)	$138
Vacation Exchange	42	80
Total reportable segments	(31)	218
Corporate and other (a)	(13)	(13)
Total Company	$(44)	$205

(a)	Includes the elimination of transactions between segments.

(b)	Includes severance and other costs associated with layoffs due to the COVID-19 workforce reduction.

(c)
Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and the Company’s separation from Cendant.

(d)	Includes $2 million of stock based compensation expenses for the three months ended March 31, 2019.

Segment Assets (a)	March 31, 2020	December 31, 2019
Vacation Ownership	$5,321	$5,582
Vacation Exchange	1,390	1,482
Total reportable segments	6,711	7,064
Corporate and other	1,065	389
Total Company	$7,776	$7,453

(a)	Excludes investment in consolidated subsidiaries.

21.	Separation and Related Costs
During the three months ended March 31, 2019, the Company incurred $15 million of expenses, in connection with the Spin-off which are reflected in continuing operations. These costs were comprised of stock compensation expense, severance and other employee costs.

22.	COVID-19 Related Items
During the three months ended March 31, 2020, the Company incurred $23 million of expenses in connection with COVID-19 which are included within COVID-19 related costs on the Condensed Consolidated Statements of (Loss)/Income. A reduction in workforce in March resulted in the layoff or furlough of approximately 9,000 employees. Of these costs, $21 million is related to severance and other employee costs resulting from the layoffs; as well as salary and benefits continuation for certain employees while operations are suspended, and vacation payments associated with furloughed employees. These charges consisted of (i) $17 million at the Vacation Ownership segment, (ii) $3 million at the Company’s corporate operations, and (iii) $1 million at the Vacation Exchange segment.

As of March 31, 2020, the Company had a liability of $20 million for COVID-19 employee related costs included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with the Company’s COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	March 31, 2020
COVID-19 employee-related	$—	$21	$(1)	$20
	$—	$21	$(1)	$20

Due to the closure of resorts and sales centers and the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to (Recovery)/cost of vacation ownership interests on the Condensed Consolidated Statements of (Loss)/Income. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. Refer to Note 8—Vacation Ownership Contract Receivables for additional details.

In addition to the impacts listed above, the Company wrote-off $38 million of exchange inventory included in Operating expenses on the Condensed Consolidated Statements of (Loss)/Income. The Company also performed an interim impairment analysis and identified asset impairments totaling $10 million included in Asset impairments on the Condensed Consolidated Statements of (Loss)/Income. Refer to Note 9—Inventory and Note 23—Impairments for additional details.

The table below presents the COVID-19 related impacts to the Company’s results of operations for the three months ended March 31, 2020, and the related classification on the Condensed Consolidated Statements of (Loss)/Income (in millions):

	Vacation Ownership	Vacation Exchange	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	(Recovery)/cost of vacation ownership interests

Exchange inventory write-off	—	38	—	38	Operating expenses
Employee compensation related and other	19	1	3	23	COVID-19 related costs
Asset impairments	6	4	—	10	Asset impairments
Total COVID-19	$195	$43	$3	$241

23.	Impairments
As a result of the impact on the business from COVID-19, the Company performed an interim impairment analysis on its property and equipment, inventory, intangible assets and certain other assets as of March 31, 2020. As a result of this analysis, the Company identified $6 million of impairments at its Vacation Ownership segment related to prepaid development costs and undeveloped land, and a $4 million impairment of the Love Home Swap tradename at its Vacation Exchange segment. These impairments are included within the Asset impairments line of the Condensed Consolidated Statements of (Loss)/Income.

24.	Restructuring
2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the Vacation Ownership segment, (ii) $2 million at the Vacation Exchange segment, and (iii) $1 million at the Company’s corporate operations. The Company reduced its restructuring liability by $1 million of cash payments during 2019. During the three months ended March 31, 2020, the Company incurred an additional $1 million of restructuring expenses at its Vacation Exchange segment. The Company reduced its restructuring liability by $2 million of cash payments during the three months ended March 31, 2020. The remaining 2019 restructuring liability of $3 million is expected to be paid by the end of 2021.

The Company has additional restructuring plans which were implemented prior to 2019 for which the Company reduced the liabilities by $2 million of cash payments during the three months ended March 31, 2020. The remaining liability of $1 million as of March 31, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	March 31, 2020
Personnel-related	$7	$1	$(4)	$4
	$7	$1	$(4)	$4

25.	Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Cendant Separation and Distribution Agreement, the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation (“Wyndham Worldwide”) assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. As a result of the Wyndham Worldwide separation, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Wyndham Destinations is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant settled the majority of the lawsuits pending on the date of the separation.

As of March 31, 2020, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2019, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three months ended March 31, 2020, transition service agreement expenses of less than $1 million were included in General and administrative expense. For the three months ended March 31, 2019, transition service agreement expenses included $1 million within in General and administrative expense and $1 million within Separation and related costs on the Condensed Consolidated Statements of (Loss)/Income; transition service agreement income was $1 million. As of March 31, 2020, the majority of these transition services have ended with the exception of certain tax and treasury services which are expected to be completed in the second quarter of 2020.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2020. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2019, the Company reached an agreement with Compass on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two-thirds and one-third, in the European vacation rentals business' final net proceeds (as defined by the sales agreement). The Company paid $40 million to Wyndham Hotels in 2019 for certain items including the return of the escrow, post-closing adjustments, transaction expenses, and estimated taxes.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify Compass against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During 2019, the estimated fair value of the indemnifications increased by $2 million to a total of $45 million at March 31, 2020. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at March 31, 2020. Wyndham Destinations is responsible for two-thirds of these guarantees. Wyndham Hotels is required to maintain minimum credit ratings of Ba2 for Moody’s Investors Service and BB for Standard & Poor’s Rating Services, which increases to minimum credit ratings of Ba1 for Moody’s Investors Service and BB+ for Standard & Poor’s Rating Services on May 9, 2020. If Wyndham Hotels drops below these minimum credit ratings, Wyndham Destinations would be required to post a surety bond (or other acceptable form of collateral) for the amount of the Wyndham Hotels guarantee.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities on the Condensed

Consolidated Balance Sheets at March 31, 2020. Total receivables of $23 million were included in Other assets on the Condensed Consolidated Balance Sheets at March 31, 2020, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

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

Wyndham Destinations entered into a transition service agreement with Compass, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three months ended March 31, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During the three months ended March 31, 2019, transition service agreement expenses were $1 million and transition service agreement income was $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of (Loss)/Income.

Matter Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2020.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the three months ended March 31, 2020, transition service agreement expenses were $1 million and transition service agreement income was $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of (Loss)/Income.

26.	Related Party Transactions
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

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed. The Company occasionally sublets this aircraft for business travel, and incurred less than $1 million of expenses associated with these transactions during the three months ended March 31, 2020 and 2019.

27.	Subsequent Events
Sierra Timeshare 2020-1 Receivables Funding LLC
On April 29, 2020, the Company closed a private securitization financing with an initial principal amount of $325 million, secured by vacation ownership contract receivables and bearing an initial floating interest rate of 3.84%. The advance rate for this transaction was 85%.

Status of Operations
As of the date of this filing, the Company’s resorts remain closed and its sales and marketing operations remain suspended.

The Company is currently taking reservations for May 26, 2020 and beyond; however, the re-opening of resorts could be delayed depending on federal, state, and local government regulations and safety recommendations.

Wyndham Hotels’ Credit Rating
In connection with the sale of the Company’s European vacation rentals business, Wyndham Hotels provided certain post-closing credit support in the form of guarantees. As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which will increase to Ba1 for Moody’s Investors Service and BB+ for Standard & Poor’s Rating Services on May 9, 2020. In April 2020, Standard & Poor’s Rating Services downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Wyndham Destinations and one-third by Wyndham Hotels, as the selling entity, Wyndham Destinations is responsible for administering additional security to replace corporate guarantees in the event either company falls below a certain credit rating threshold. Wyndham Destinations may be required to post up to £129 million ($160 million) in surety bonds (or other acceptable form of collateral) for the Wyndham Destinations and Wyndham Hotels guarantees by June 30, 2020 and maintain them until such time that either companies’ Standard & Poor’s and Moody’s Rating Services credit rating improves to BB+/Ba1. Refer to Note 25—Transactions with Former Parent and Former Subsidiaries for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. and its subsidiaries (“Wyndham Destinations” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the potential impact of the novel coronavirus global pandemic (“COVID-19”) and our related contingency plans and cost and investment reductions on our business, vacation ownership interest (VOI) sales and tour flow and liquidity, general economic conditions, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry, the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics, operating risks associated with the vacation ownership and vacation exchange businesses, uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) or the divestiture of our North American and European vacation rentals businesses or the acquisition of Alliance Reservations Network (“ARN”), unanticipated developments related to the impact of the Spin-off, the divestiture of our North American and European vacation rentals businesses, the acquisition of ARN and related transactions, including any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations, our ability to execute on our strategy, the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following two segments:

•
Vacation Ownership—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.

•
Vacation Exchange— provides leisure travelers with flexibility and access to a wide variety of accommodation options that include vacation ownership resorts, hotels, privately-owned vacation homes, apartments, and condominiums around the world.

COVID-19 impacts
The results of operations during the first quarter of 2020 include impacts related to COVID-19, which have been significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts in mid-March across the globe and suspended our sales and marketing operations. As a result, we have reduced our workforce and furloughed thousands of employees. Given the magnitude of these events, our revenues were negatively impacted in the first quarter and we incurred $241 million of charges directly related to COVID-19, which are discussed in further detail in Note 22—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Currently, we are taking reservations for our resorts beginning May 26, 2020; however, the re-opening of resorts could be delayed. We expect to see U.S. consumers shift from international to domestic travel and also to destinations that require driving versus flying. We believe these shifts may be favorable to the timeshare industry. In addition, we believe larger condominium-like accommodations with kitchens will be more amenable for social distancing and travelers will also seek trusted brands in whom they can be comfortable that the vacation accommodations have been thoroughly cleaned for their arrival. Historically, occupancy at our resorts has remained high in downturns because our owners own their vacations and are therefore committed to traveling. We believe that this time will not be any different and encouragingly, we have seen demand return for reservations and exchanges for the last six months of 2020, which suggests that demand may be strong despite higher unemployment driven by COVID-19. Given that our resorts and sales centers are not expected to re-open until May 26th at the earliest, revenues and profitability will significantly decrease in the second quarter of 2020 compared to the prior year.

Continued closure of our resorts and sales centers could result in additional COVID-19 charges including idle pay for certain sales and marketing employees and potential further impairment of assets. Continued closure could also lead to additional pressure on the allowance for loan losses for vacation ownership contract receivables (“VOCRs”) if unemployment rates increase and/or our collection experience declines more than we estimated in the first quarter. The additional $225 million allowance recorded in the first quarter provided for the full estimated impact of a prolonged recession (approximately 18 months to return to pre-COVID-19 employment) based on our historical data for the most recent recession in 2008; therefore, we would not expect any future additional adjustments to be as material as the adjustment taken in the first quarter. Additionally, if the recovery from COVID-19 happens more quickly than assumed, there could be an adjustment to reduce this additional allowance in future periods.

Given a range of different scenarios with a gradual return to normal operations beginning in the second quarter of 2020, we expect to maintain adequate liquidity and remain in compliance with debt covenants. As a precautionary measure to enhance liquidity, we drew down our $1.0 billion revolving credit facility at the end of the first quarter and have $1.02 billion of cash on hand. We suspended share repurchases in March and have made other operational decisions to preserve cash while preparing for the re-opening of our resorts. We continue to generate revenue and cash through the collection of resort management fees and exchange fees and also generate cash from VOCR collections. Although access to public asset-backed security funding has slowed as COVID-19 negatively impacted the capital markets in the first quarter, we successfully closed on a $325 million private securitization financing on April 29, 2020. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity. Given the uncertainty around COVID-19, we have withdrawn our full year outlook for revenue and earnings.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We expect to take advantage of the payroll tax credits and deferral of the social security payments. We will also have additional depreciation deductions relating to qualified improvement property. We have not completed the full analysis of the impact the CARES Act will have on us.

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

North American Vacation Rentals Business Sale
During 2018, we decided to explore strategic alternatives for the North American vacation rentals business and on October 22, 2019, we closed on the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Condensed Consolidated Statements of (Loss)/Income.

RESULTS OF OPERATIONS
The reportable segments presented below represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net (loss)/income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2020 and 2019. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three months ended March 31, 2020 vs. three months ended March 31, 2019 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2020	2019	% Change (g)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (h)	$413	$484	(14.6)
Tours (in 000s) (c)	162	192	(16.0)
Volume Per Guest (“VPG”) (d)	$2,128	$2,405	(11.5)
Vacation Exchange (a)
Average number of members (in 000s) (e)	3,864	3,875	(0.3)
Exchange revenue per member (f)	$137.23	$185.40	(26.0)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

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

(d)
VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. Tele-sales upgrades were $69 million and $21 million during the three months ended March 31, 2020 and 2019. We have excluded tele-sales upgrades in the calculation of VPG because tele-sales upgrades are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.

(e)	Represents paid members in our vacation exchange programs who are current on their annual membership dues or within the allowed grace period.

(f)
Represents total revenues generated from fees associated with memberships, exchange transactions, and other servicing for the period divided by the average number of vacation exchange members during the period.

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019
Vacation ownership interest sales, net	$90	$375
Loan loss provision	315	109
Gross VOI sales, net of Fee-for-Service sales	405	484
Fee-for-Service sales (1)	8	—
Gross VOI sales	$413	$484

(1)
Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $3 million Fee-for-Service commission revenues for the three months ended March 31, 2020 and no Fee-for-Service commission revenues for the three months ended March 31, 2019. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of (Loss)/Income.

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2020	2019	Favorable/(Unfavorable)
Net revenues	$558	$918	$(360)
Expenses	699	778	79
Operating (loss)/income	(141)	140	(281)
Other (income), net	(2)	(11)	(9)
Interest expense	41	41	—
Interest (income)	(2)	(2)	—
(Loss)/income before income taxes	(178)	112	(290)
(Benefit)/provision for income taxes	(44)	31	75
Net (loss)/income from continuing operations	(134)	81	(215)
Loss on disposal of discontinued businesses, net of income taxes	—	(1)	1
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80	$(214)

Net revenues decreased $360 million for the three months ended March 31, 2020, compared with the same period last year. During the first quarter of 2020 and in anticipation of increased defaults on VOCRs due to the impact of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The total revenue decrease of $356 million (38.8%) was unfavorably impacted by foreign currency of $4 million (0.4%). Excluding foreign currency, the decrease in net revenues was primarily the result of:

•
$271 million of decreased revenues at our Vacation Ownership segment primarily due to a decrease in net VOI sales as a result of the aforementioned additional allowance recorded and temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19. The decrease in Net VOI sales was partially offset by increases in property management revenues and commission revenues related to Fee-for-Service sales; and

•
$85 million of decreased revenues at our Vacation Exchange segment driven by the significantly negative impact of COVID-19 and a decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019.

Expenses decreased $79 million for the three months ended March 31, 2020, compared with the same period last year. The decrease in expenses of $76 million (9.8%) was favorably impacted by foreign currency of $3 million (0.4%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•
$61 million decrease in cost of vacation ownership interests sold primarily due to the $55 million benefit representing estimated recoveries related to the additional provision for loan losses associated with COVID-19;

•	$54 million decrease in costs due to the sale of the North American vacation rentals business;

•	$15 million decrease in separation costs;

•	$12 million decrease in marketing costs at our Vacation Ownership segment due to the temporary suspension of sales and marketing operations as a result of COVID-19;

•	$10 million of cost reductions primarily associated with lower exchange and related service revenues;

•	$9 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19; partially offset by

•	$38 million increase due to the write-down of Exchange inventory;

•	$23 million increase for COVID-19 related costs primarily due to workforce reduction;

•	$14 million of increased revenue-related expenses from the newly acquired ARN business; and

•	$10 million increase in impairments directly related to COVID-19.

Other income, net of other expenses decreased by $9 million for the three months ended March 31, 2020, compared with the same period last year, primarily due to the gain on sale of a building in 2019, and an unfavorable tax settlement and lower business interruption recoveries in 2020.

Our effective tax rates were 24.7% and 27.7% during the three months ended March 31, 2020 and 2019. The decrease was primarily due to an increase in the valuation allowance associated with foreign tax credit carryforwards, which reduced the overall benefit for income taxes in the current year.

As a result of these items, there was a Net loss attributable to Wyndham Destinations shareholders of $134 million for the three months ended March 31, 2020, as compared to Net income attributable to Wyndham Destinations shareholders of $80 million during the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2020	2019
Vacation Ownership	$409	$683
Vacation Exchange	150	236
Total reportable segments	559	919
Corporate and other (a)	(1)	(1)
Total Company	$558	$918

	Three Months Ended
	March 31,
Reconciliation of Net (loss)/income to Adjusted EBITDA	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(134)	$80
Loss on disposal of discontinued businesses, net of income taxes	—	1
(Benefit)/provision for income taxes	(44)	31
Depreciation and amortization	31	31
Interest expense	41	41
Interest (income)	(2)	(2)
Exchange inventory write-off	38	—
COVID-19 related costs (b)	12	—
Asset impairments	10	—
Restructuring	2	3
Stock-based compensation	1	3
Legacy items (c)	1	2
Separation and related costs (d)	—	15
Adjusted EBITDA	$(44)	$205

	Three Months Ended
	March 31,
Adjusted EBITDA	2020	2019
Vacation Ownership	$(73)	$138
Vacation Exchange	42	80
Total reportable segments	(31)	218
Corporate and other (a)	(13)	(13)
Total Company	$(44)	$205

(a)	Includes the elimination of transactions between segments.

(b)	Includes severance and other costs associated with layoffs due to COVID-19 related workforce reduction.

(c)
Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and the Company’s separation from Cendant.

(d)	Includes $2 million of stock based compensation expenses for the three months ended March 31, 2019.

Vacation Ownership
Net revenues decreased $274 million and Adjusted EBITDA decreased $211 million during the three months ended March 31, 2020, compared with the same period of 2019. During the first quarter of 2020 and in anticipation of increased defaults on VOCRs due to the impacts of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The net revenue decrease of $271 million (39.7%) was unfavorably impacted by foreign currency of $3 million (0.4%) and the total Adjusted EBITDA decrease of $210 million (152.2%) was unfavorably impacted by foreign currency of $1 million (0.7%).

Other decreases in net revenues excluding the impact of currency were primarily driven by:

•
$77 million decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 16.0% decrease in tours and a 11.5% decrease in VPG resulting from the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19; partially offset by a $19 million decrease in our provision for loan losses primarily due to lower gross VOI sales; partially offset by

•	$5 million increase in property management revenues primarily due to higher management fees;

•	$4 million increase in commission revenues as a result of higher Fee-for-Service VOI sales; and

•	$2 million increase in consumer financing revenues primarily due to the weighted average interest rate earned on a larger average portfolio balance.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$12 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$9 million decrease in sales and commission expenses primarily due to lower gross VOI sales;

•	$6 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales; partially offset by

•	$10 million increase in COVID-19 related costs primarily due to workforce reduction;

•	$5 million increase in property management expenses primarily due to higher management fees;

•	$3 million increase in maintenance fees on unsold inventory; and

•	$2 million increase in commission expense as a result of higher Fee-for-Service VOI sales.

Vacation Exchange
Net revenues decreased $86 million and Adjusted EBITDA decreased $38 million during the three months ended March 31, 2020, compared with the same period of 2019. The revenue decrease of $85 million (36.0%) was unfavorably impacted by foreign currency of $1 million (0.4%). The Adjusted EBITDA decrease of $38 million (47.5%) was not materially impacted by foreign currency.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•
$46 million net decrease in exchange and related service revenues driven by the significant negative impact of COVID-19, which resulted in an increase in cancellations and a decrease in March bookings;

•	$38 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019; and

•
$1 million net decrease in ancillary revenues driven by the $16 million loss of ancillary revenue generated by the North American vacations rentals business, partially offset by an increase in revenue of $15 million from ARN, which was acquired in August 2019.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$54 million decrease in costs due to the sale of the North American vacation rentals business in October 2019;

•	$10 million of cost reductions primarily associated with lower exchange and related service revenues; partially offset by

•	$14 million of increased revenue-related expenses from the ARN business; and

•	$3 million gain on the sale of a building in the first quarter of 2019.

Corporate and other
Corporate Adjusted EBITDA was flat for the three months ended March 31, 2020 compared to 2019.

RESTRUCTURING PLANS
During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at our Vacation Ownership segment, (ii) $2 million at our Vacation Exchange segment, and (iii) $1 million at our corporate operations. During 2019, we reduced our restructuring liability by $1 million of cash payments during 2019. During the three months ended March 31, 2020, we incurred an additional $1 million of restructuring expenses at our Vacation Exchange segment and reduced our restructuring liability by $2 million of cash payments. The remaining 2019 restructuring liability of $3 million is expected to be paid by the end of 2021.

We have additional restructuring plans which were implemented prior to 2019 for which we reduced the liabilities by $2 million of cash payments during the three months ended March 31, 2020. The remaining liability of $1 million as of March 31, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	March 31, 2020	December 31, 2019	Change
Total assets	$7,776	$7,453	$323
Total liabilities	8,667	7,977	690
Total (deficit)	(891)	(524)	(367)

Total assets increased by $323 million from December 31, 2019 to March 31, 2020, primarily due to:

•
$663 million increase in Cash and cash equivalents primarily due to net cash proceeds from debt borrowings, partially offset by net repayments on our non-recourse debt, treasury share repurchases, and dividend payments. This increase was partially offset by

•
$328 million decrease in Vacation ownership contract receivables, net, primarily due to an increase in the loan loss provision driven by the economic downturn as a result of COVID-19 and principle payments received.

Total liabilities increased by $690 million from December 31, 2019 to March 31, 2020, primarily due to:

•
$947 million increase in Debt due to $987 million increased borrowing under our revolving credit facility, offset by repayment of our $40 million 7.375% secured notes. This increase was partially offset by

•	$128 million decrease in Non-recourse vacation ownership debt primarily due to net repayments;

•
$88 million decrease in Accrued expenses and other liabilities primarily due to decreases in accrued employee costs driven by employee bonus and commission payments, inventory sale obligations, accrued legal and professional fees, and accrued taxes, partially offset by employee related liabilities associated with COVID-19 workforce reductions; and

•	$51 million decrease in deferred taxes primarily driven by the increased loan loss provision related to COVID-19 impacts and a reduction of the liability for installment sale income recognition.

Total deficit increased $367 million from December 31, 2019 to March 31, 2020, primarily due to $134 million of Net loss attributable to Wyndham Destinations shareholders; $125 million of treasury stock repurchases; $65 million of unfavorable currency translation adjustments driven by fluctuations in the exchange rates of the Australian dollar, the Euro, the South African Rand, and the British pound; and $44 million of dividends.

Liquidity and capital resources
The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts in mid-March and suspended our sales and marketing operations. As a result, we significantly reduced our workforce and furloughed thousands of employees. These actions have had, and continue to have, an impact on our operations which could impact our liquidity in the future. However, we believe that our current net cash from operations, cash and cash equivalents on hand, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the near future.

At the end of the first quarter, we drew down our $1.0 billion five-year revolving credit facility, which expires in May 2023, as a precautionary measure to enhance liquidity. As of March 31, 2020, we have $1.02 billion in cash and cash equivalents and $1 million of available capacity on our revolving credit facility, net of letters of credit.

We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. Access to public asset-backed security funding has slowed as COVID-19 negatively impacted the capital markets in the first quarter. Subsequent to the end of the first quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity. The impact of COVID-19 on the financial markets may have an impact on the availability of this type of funding in the near term and terms for hospitality/travel-related companies may command a higher interest rate.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility, with borrowing capability of $800 million through August 2021, had $177 million of available capacity as of March 31, 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capability of A$255 million and NZ$48 million through September 2021 and available capacity of $106 million as of March 31, 2020. Borrowings under this facility are required to be repaid no later than September 2023.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

We are currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate. Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. Although certain of these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The transition from LIBOR is estimated to take place after 2021 and management will continue to actively assess the related opportunities and risks involved in this transition.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$57	$152	$(95)
Discontinued operations	—	—	—
Investing activities:
Continuing operations	(18)	(15)	(3)
Discontinued operations	—	(27)	27
Financing activities:
Continuing operations	646	(68)	714
Discontinued operations	—	—	—
Effects of changes in exchange rates on cash and cash equivalents	(16)	1	(17)
Net change in cash, cash equivalents and restricted cash	$669	$43	$626

Operating Activities
Net cash provided by operating activities from continuing operations was $57 million for the three months ended March 31, 2020, compared to $152 million in the prior year. This $95 million decrease was driven by a $215 million decrease in Net (loss)/income from continuing operations; a $32 million increase in cash utilized for working capital (cash outflow due to the net change in assets and liabilities); partially offset by a $152 million increase in non-cash add-back items mainly due to higher provision for loan losses offset in part by lower deferred income taxes.

Investing Activities
Net cash used in investing activities from continuing operations was $18 million for the three months ended March 31, 2020, compared to $15 million in the prior year. This increase was primarily due to proceeds from asset sales recognized in the prior year.

Net cash used in investing activities from discontinued operations was $27 million in 2019, related to the sale of the European vacation rentals business.

Financing Activities
Net cash provided by financing activities from continuing operations was $646 million for the three months ended March 31, 2020, compared to net cash used of $68 million in the prior year. The increase was primarily due to $781 million of higher net proceeds from debt and non-recourse debt, driven by our draw down of the $1.0 billion secured revolving credit facility; partially offset by $67 million of cash used for share repurchases.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchase program was suspended in March 2020 as a result of the impact of COVID-19. Subsequent to the end of the first quarter, the Company's Board of Directors (“Board”) reaffirmed its dividend policy and intends to declare the second quarter cash dividend of $0.50 per share in mid-May. All future declarations of quarterly cash dividends are subject to final approval by the Board.

During the three months ended March 31, 2020, we spent $46 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory to support vacation ownership sales for at least the next year. During 2020, we anticipate spending between $180 million and $200 million on vacation ownership development projects, a reduction of approximately $65 million due to the impact of COVID-19 on our industry and business. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be $185 million annually. We expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2020, we spent $21 million on capital expenditures primarily for information technology enhancements and sales center improvement projects. During 2020, we anticipate spending between $85 million and $90 million on capital expenditures, a reduction of approximately $35 million due to the impact of COVID-19, deferring several projects beyond 2020.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations and cash and cash equivalents. Additional expenditures are expected to be financed with general corporate borrowings.

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

Under our current stock repurchase program, we repurchased 3.1 million shares at an average price of $40.79 for a cost of $125 million during the three months ended March 31, 2020. We have suspended share repurchase activity due to uncertainty associated with COVID-19.

Dividends
During the quarterly period ended March 31, 2020, we paid cash dividends of $0.50 per share ($43 million in aggregate). During the quarterly period ended March 31, 2019, we paid cash dividends of $0.45 per share ($42 million in aggregate).

Our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2020, our interest coverage ratio was 6.8 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of March 31, 2020, our first lien leverage ratio was 2.9 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2020, we were in compliance with all of the financial covenants described above.

The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts in mid-March and suspended our sales and marketing operations. As a result, we significantly reduced our workforce and furloughed thousands of employees. These actions have had, and may continue to have, a significant negative impact on our operations which could impact our liquidity in the future. The continued impact of COVID-19 on our industry and business will lead to a higher first lien leverage ratio in the future. Under the credit agreement, if this ratio exceeds 3.75 to 1.0, the interest rate on revolver borrowings would increase 25 basis points, and we would be subject to higher fees associated with our letters of credit.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2020, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We have a USD bank conduit facility with an extended term through August 2021, and an AUD/NZD bank conduit facility, with a term through September 2021, amounting to a combined capacity of $985 million. As of March 31, 2020, we had $283 million of availability under these asset-backed conduit facilities.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities. Access to public asset-backed security funding has slowed as COVID-19 negatively impacted the capital markets in the first quarter. Subsequent to the end of the first quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.31 billion as of March 31, 2020, of which $284 million is outstanding. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

Our secured debt is rated Ba2 with a “stable outlook” by Moody’s Investors Service, BB- with a “negative outlook” by Standard and Poor’s, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs and vacation exchange fees. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business book their vacations for the year. Our seasonality could be impacted by COVID-19.

The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	4/1/20 - 3/31/21	4/1/21 - 3/31/22	4/1/22 - 3/31/23	4/1/23 - 3/31/24	4/1/24 - 3/31/25	Thereafter	Total
Non-recourse debt (a)	$216	$818	$200	$201	$216	$762	$2,413
Debt	252	652	406	991	301	1,374	3,976
Interest on debt (b)	252	222	178	132	103	153	1,040
Finance leases	2	2	1	—	—	—	5
Operating leases (c)	35	34	30	29	28	69	225
Purchase commitments (d)	277	210	122	114	116	450	1,289
Inventory sold subject to conditional repurchase (e)	47	59	—	—	—	—	106
Separation liabilities (f)	1	12	—	—	—	2	15
Other (g)	24	20	—	—	—	—	44
Total (h)	$1,106	$2,029	$937	$1,467	$764	$2,810	$9,113

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and non-recourse debt.

(c)	Represents all operating leases including those with a lease of 12 months or less.

(d)	Includes (i) $1 billion for marketing-related activities, (ii) $185 million relating to the development of vacation ownership properties, and (iii) $30 million for information technology activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9—Inventory to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $24 million was included within Accrued expenses and other liabilities, and $15 million was included within Accounts payable on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(f)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and Spin-off of the hotel business (See Note 25—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).

(g)
Represents future consideration to be paid for the acquisition of ARN (See Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).

(h)
Excludes a $37 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. For discussion of these matters along with our guarantees and indemnifications see Note 17—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 26, 2020, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Below we include updates that have occurred since the filing of our most recent 10-K.

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. Given the impact of COVID-19 on our industry and business, we performed a qualitative assessment for impairment on each reporting unit’s goodwill as of March 31, 2020. Based on the results of these qualitative assessments we determined that it is more likely than not that the goodwill is not impaired at our vacation exchange, ARN, or vacation ownership reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, as a result of continued COVID-19 impacts or other events, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.

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

In addition to the goodwill qualitative assessment mentioned above, as a result of the impacts of COVID-19 we also performed an interim impairment analysis on our property and equipment, inventory, other intangible assets and certain other assets as of March 31, 2020. As a result of this analysis, we identified $6 million of impairments at our Vacation Ownership segment related to prepaid development costs and undeveloped land, and a $4 million impairment of the Love Home Swap tradename at our Vacation Exchange segment. These impairments are included within the Asset impairments line of the Condensed Consolidated Statements of (Loss)/Income.

In addition to the critical accounting policies discussed above, as part of our adoption of the Credit Losses accounting standard, we made an accounting policy election to present accrued interest receivable included within Trade receivables, net separate from our Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q and elected not to estimate an allowance for credit losses on the accrued interest receivable balance. Once a contract is 91 days past due, we cease accruing interest and reverse all accrued interest recognized to date against interest income included within Consumer financing revenue on the Condensed Consolidated Statements of (Loss)/Income included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We resume accruing interest for contracts which we had previously ceased accruing interest once the contract is less than 91 days past due.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2020, market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in an approximate $2 million increase or decrease in annual consumer financing interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, and cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2020, was $702 million in non-recourse debt and $1.28 billion in corporate debt. A 100 basis point change in the underlying interest rates would result in a $7 million increase or decrease in annual consumer financing interest expense and a $13 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of COVID-19, most of our employees began working remotely in late March 2020. We have not identified any material changes in our disclosure controls and procedures, nor our internal control over financial reporting as a result of this change. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 17—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 25—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., matters related to the European vacation rentals business, and the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2020, there have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

The global outbreak of COVID-19 and the recent temporary closure of all of our resorts and sales centers have significantly negatively affected our operations and continued closure and measures that limit our ability to operate may significantly negatively affect our future business, financial condition and results of operations.
The global outbreak of novel coronavirus global pandemic (“COVID-19”) has been declared a global pandemic by the World Health Organization, a national emergency by the United States federal government and by other countries and a state of emergency by all states in the United States. This outbreak has led, and may continue to lead, to disruptions in the global economy. Tourism and travel-related industries face significant disruption as a result of the COVID-19 pandemic, as the United States federal government and its individual states have taken, and may continue to take, actions to curb the spread of COVID-19, including encouraging "social distancing" and quarantines, mandating certain business closures, limiting the number of individuals that may gather in one location and implementing travel restrictions. COVID-19 has caused, and may continue to cause, extreme volatility in the equity markets and the capital markets, generally.
Our business has been significantly negatively affected by COVID-19. On March 25, 2020, we announced the temporary closure of most of our resorts to comply with federal, state and local government orders and we have since closed all our resorts and sales centers and laid off or furloughed thousands of our employees. The duration of the impact of COVID-19 and our resort and sales centers closures and our ability to implement our growth strategy is uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve. Our temporary resort and sales center closures have led to significant declines in our vacation ownership interest (VOI) sales during this closure period. We have also experienced an increase in cancellations and a decrease in March bookings for our vacation exchange business. Continued closure of our resorts and sales centers is expected to result in additional COVID-19 charges including idle pay for certain sales and marketing employees and potential further impairment of assets. As a result, management expects the current and continued resort and sales center closures, increased cancellations, reduced bookings and ongoing length and severity of the economic downturn caused by COVID-19, and potential reluctance of customers to travel even after all government restrictions and recommendations are no longer in effect, or to spend on discretionary items such as vacation, will have a significantly negative impact on our future business, financial condition and results of operations.
The actions we have taken to reduce operating costs and improve efficiency, including the layoff and furloughing of a substantial number of our employees and further changes we may make in the future to reduce costs, may cause us to experience operational challenges, including as a result of furloughed employees not returning to employment because they have obtained alternative employment or otherwise, and negatively impact our ability to attract and retain associates, our reputation and market share.
In addition, increases in unemployment due to COVID-19 and related social distancing and quarantine orders and travel restrictions may negatively impact our VOI owners’ ability to repay their contract receivables. For the three months ended March 31, 2020, we increased our loan loss allowance by $225 million, partially offset by $55 million of inventory recoveries; as a result of this increase in unemployment. If the increase in unemployment continues or economic conditions do not improve following the termination of social distancing and quarantine orders and travel restriction, our revenues will continue to be negatively impacted.

Further, the effects of COVID-19 may also negatively affect our ability to comply with existing covenants under our debt agreements, increase our cost of capital or make additional capital more difficult to obtain or available only on terms less favorable to us, if at all. Our revolving credit facilities and term loan B require us to maintain a minimum interest coverage ratio of at least 2.50 to 1.00 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.00 as of the measurement date. The continued impact of COVID-19 on our industry and business may impact our ability to remain in compliance with these debt covenants in the future. If we fail to comply with our debt covenants, the lenders under our revolving credit facilities and term loan B, subject to our right to cure, would have the right to terminate and declare the outstanding loans to be immediately due and payable, and any such default could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. Any continued impact of COVID-19 on our industry and business will also lead to a higher first lien leverage ratio in the future. If this ratio exceeds 3.75 to 1.0, the interest rate on revolver borrowings will increase 25 basis points, and the Company would be subject to higher fees associated with its letters of credit. COVID-19 has also impacted the public asset-backed securities market, and thus impacted our ability to issue asset-backed securities in the first quarter. Subsequent to the end of the first quarter, we successfully closed on a $325 million private securitization financing at a higher cost compared to transactions we have completed in the past. The impact of COVID-19 on the financial markets may have an impact on the availability of this type of funding in the near term and terms for hospitality/travel-related companies may command a higher interest rate. The ongoing effects of COVID-19 on our operations could have a significant negative impact on our financial results and liquidity, and such negative impact could continue well beyond the containment of such outbreak. As of March 31, 2020, we had $283 million of availability under our asset-backed conduit facilities. Any further disruption to the asset-backed securities market could continue to negatively impact our ability to obtain asset-backed financings. Our liquidity, as it relates to our vacation ownership contract receivables (“VOCRs”) securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate as a result of the COVID-19 crisis or otherwise. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities, which may be negatively affected by COVID-19 and its impact on economic conditions and the credit of our VOCRs pools.

We utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. As a result of COVID-19, we are anticipating a reduction in commitments from our surety providers. Any such reduction in commitments or reduced availability of bonding capacity, or a negative change to the terms and conditions and pricing of the bonding capacity may negatively impact our vacation ownership business.

The volatile conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which in turn could significantly negatively affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2020	887,800	$51.27	887,800	$430,556,643
February 2020	843,400	47.43	843,400	390,552,188
March 2020	1,333,600	29.60	1,333,600	351,074,356
Total	3,064,800	$40.79	3,064,800	$351,074,356

On August 20, 2007, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017, for $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. In March 2020, we announced that we have suspended our share repurchase activity due to the uncertainty resulting from the COVID-19 pandemic.

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

WYNDHAM DESTINATIONS, INC.

Date: May 6, 2020	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: May 6, 2020	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer