Form 10-Q
period 2020-06-30
Wyndham Destinations, Inc.
filed 2020-07-30
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
85,251,077 shares of common stock outstanding as of June 30, 2020.

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

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservations Network
AUD	Australian Dollar
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Company	Wyndham Destinations, Inc. and its subsidiaries
COVID-19	Novel coronavirus global pandemic
Credit Agreement Amendment	An amendment to the Company’s credit agreement for its revolving credit facility
EPS	Earnings/(loss) Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
Relief Period	Relief period of the Credit Agreement Amendment
RSU	Restricted Stock Unit
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
U.S.	United States of America
USD	United States of America Dollar
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.
Wyndham Destinations	Wyndham Destinations, Inc.
WVC	Wyndham Vacation Clubs
Wyndham Worldwide	Wyndham Worldwide Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Wyndham Destinations, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related condensed consolidated statements of (loss)/income, comprehensive (loss)/income and (deficit) for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
July 30, 2020

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues
Service and membership fees	$227	$409	$554	$815
Consumer financing	119	128	246	253
Vacation ownership interest sales	(13)	481	77	856
Other	10	21	24	33
Net revenues	343	1,039	901	1,957
Expenses
Operating	200	421	598	818
Consumer financing interest	25	26	50	52
(Recovery)/cost of vacation ownership interests	(17)	50	(48)	81
General and administrative	85	123	195	251
Marketing	32	170	163	317
COVID-19 related costs	45	—	67	—
Asset impairments	33	—	44	—
Restructuring	23	1	25	4
Separation and related costs	—	22	—	36
Depreciation and amortization	31	28	62	59
Total expenses	457	841	1,156	1,618
Operating (loss)/income	(114)	198	(255)	339
Other (income), net	(5)	(2)	(7)	(12)
Interest expense	46	40	87	82
Interest (income)	(2)	(2)	(4)	(4)
(Loss)/income before income taxes	(153)	162	(331)	273
Provision/(benefit) for income taxes	11	44	(33)	74
Net (loss)/income from continuing operations	(164)	118	(298)	199
Gain on disposal of discontinued businesses, net of income taxes	—	6	—	5
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124	$(298)	$204

Basic earnings/(loss) per share
Continuing operations	$(1.92)	$1.27	$(3.46)	$2.12
Discontinued operations	—	0.06	—	0.05
	$(1.92)	$1.33	$(3.46)	$2.17
Diluted earnings/(loss) per share
Continuing operations	$(1.92)	$1.26	$(3.46)	$2.12
Discontinued operations	—	0.06	—	0.05
	$(1.92)	$1.32	$(3.46)	$2.17

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124	$(298)	$204
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	40	(1)	(25)	1
Other comprehensive income/(loss), net of tax	40	(1)	(25)	1
Comprehensive (loss)/income	$(124)	$123	$(323)	$205

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,052	$355
Restricted cash (VIE - $105 as of 2020 and $110 as of 2019)	134	147
Trade receivables, net	130	144
Vacation ownership contract receivables, net (VIE - $3,024 as of 2020 and $2,984 as of 2019)	2,615	3,120
Inventory	1,278	1,199
Prepaid expenses	216	221
Property and equipment, net	670	680
Goodwill	963	970
Other intangibles, net	133	143
Other assets	406	474
Total assets	$7,597	$7,453
Liabilities and (deficit)
Accounts payable	$61	$73
Accrued expenses and other liabilities	910	973
Deferred income	531	541
Non-recourse vacation ownership debt (VIE)	2,516	2,541
Debt	3,895	3,034
Deferred income taxes	734	815
Total liabilities	8,647	7,977
Commitments and contingencies (Note 17)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 221,213,059 issued as of 2020 and 220,863,070 as of 2019	2	2
Treasury stock, at cost – 135,824,676 shares as of 2020 and 132,759,876 shares as of 2019	(6,508)	(6,383)
Additional paid-in capital	4,128	4,118
Retained earnings	1,399	1,785
Accumulated other comprehensive loss	(77)	(52)
Total stockholders’ (deficit)	(1,056)	(530)
Noncontrolling interest	6	6
Total (deficit)	(1,050)	(524)
Total liabilities and (deficit)	$7,597	$7,453

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net (loss)/income	$(298)	$204
Gain on disposal of discontinued businesses, net of income taxes	—	(5)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	62	59
Provision for loan losses	345	238
Deferred income taxes	(83)	27
Stock-based compensation	8	12
Asset impairments	44	10
Non-cash lease expense	14	15
Non-cash interest	11	10
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	11	(9)
Vacation ownership contract receivables	154	(251)
Inventory	(87)	(31)
Deferred income	(6)	28
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(41)	(52)
Other, net	(4)	11
Net cash provided by operating activities - continuing operations	130	266
Net cash used in operating activities - discontinued operations	—	(1)
Net cash provided by operating activities	130	265
Investing activities
Property and equipment additions	(39)	(50)
Proceeds from asset sales	—	6
Other, net	3	(1)
Net cash used in investing activities - continuing operations	(36)	(45)
Net cash used in investing activities - discontinued operations	—	(22)
Net cash used in investing activities	(36)	(67)
Financing activities
Proceeds from non-recourse vacation ownership debt	836	913
Principal payments on non-recourse vacation ownership debt	(869)	(896)
Proceeds from debt	1,065	1,350
Principal payments on debt	(169)	(1,196)
Repayment of notes	(42)	(2)
Repayments of vacation ownership inventory arrangement	(5)	(7)
Dividends to shareholders	(86)	(84)
Cash transferred to Wyndham Hotels related to Spin-off	—	(69)
Proceeds from issuance of common stock	4	6
Repurchase of common stock	(128)	(125)
Debt issuance costs	(5)	(8)
Net share settlement of incentive equity awards	(2)	(1)
Other, net	(1)	(2)
Net cash provided by/(used in) financing activities	598	(121)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(8)	2
Net change in cash, cash equivalents and restricted cash	684	79
Cash, cash equivalents and restricted cash, beginning of period	502	404
Cash, cash equivalents and restricted cash, end of period	1,186	483
Less: Restricted cash	134	152
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	—	74
Cash and cash equivalents	$1,052	$257

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(134)	—	—	(134)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Change in stock-based compensation	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of March 31, 2020	85	2	(6,508)	4,119	1,607	(117)	6	(891)
Net loss	—	—	—	—	(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	40	—	40
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	4	—	—	—	4
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of June 30, 2020	85	$2	$(6,508)	$4,128	$1,399	$(77)	$6	$(1,050)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Deficit
Balance as of December 31, 2018	95	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	80	—	—	80
Other comprehensive income	—	—	—	—	—	2	—	2
Change in stock-based compensation	—	—	—	5	—	—	—	5
Repurchase of common stock	(1)	—	(60)	—	—	—	—	(60)
Dividends ($0.45 per share)	—	—	—	—	(42)	—	—	(42)
Balance as of March 31, 2019	94	2	(6,103)	4,082	1,480	(50)	5	(584)
Net income	—	—	—	—	124	—	—	124
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	—	—	—	6	—	—	—	6
Change in stock-based compensation	—	—	—	7	—	—	—	7
Repurchase of common stock	(2)	—	(65)	—	—	—	—	(65)
Dividends ($0.45 per share)	—	—	—	—	(43)	—	—	(43)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(3)	—	—	(3)
Balance as of June 30, 2019	92	$2	$(6,168)	$4,094	$1,558	$(51)	$5	$(560)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Background and Basis of Presentation
Background
Wyndham Destinations, Inc. and its subsidiaries (collectively, “Wyndham Destinations” or the “Company”), is a global provider of hospitality services and products. The Company operates in two segments: Wyndham Vacation Clubs (“WVC”, formerly Vacation Ownership) and Panorama (formerly Vacation Exchange). The Company elected to update the segment names to better align with how the segments are referred to internally and externally.

The WVC segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Panorama segment provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange networks.

The results of operations during the first half of 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Company temporarily closed its resorts in mid-March across the globe and suspended its sales and marketing operations. As a result, the Company significantly reduced its workforce and furloughed thousands of employees. Given these significant events, the Company’s revenues were negatively impacted and it incurred $106 million and $346 million of charges related to COVID-19 during the three and six months ended June 30, 2020, which are discussed in further detail in Note 22—COVID-19 Related Items. As a precautionary measure to enhance liquidity, the Company drew down its $1.0 billion revolving credit facility at the end of the first quarter, and suspended its share repurchase activity. As of June 30, 2020, the Company has reopened 85% of its United States of America (“U.S.”) resorts. The majority of these resorts have re-opened without capacity restrictions following local health guidelines. The Company is not able to estimate the date that the remaining suspended operations will resume.

On August 7, 2019, the Company acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at RCI by increasing the offerings available to its members and affiliates. The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Panorama segment. See Note 5—Acquisitions for additional details.

During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, completed the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale as of June 30, 2019. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations during the three and six months ended June 30, 2019 on the Condensed Consolidated Statements of (Loss)/Income. See Note 7—Held-for-Sale Business for further details.

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

Reference Rate Reform. In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance is effective as of March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR as an interest rate benchmark is estimated to take place after 2021. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition.

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
Wyndham Vacation Clubs
The Company develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer-financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of (Loss)/Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $123 million and $170 million during the three months ended June 30, 2020 and 2019, and $298 million and $341 million during the six months ended June 30, 2020 and 2019. Management fee revenues were $74 million and $97 million during the three months ended June 30, 2020 and 2019, and $172 million and $194 million during the six months ended June 30, 2020 and 2019. Reimbursable revenues were $49 million and $73 million during the three months ended June 30, 2020 and 2019, and $126 million and $147 million during the six months ended June 30, 2020 and 2019. One of the associations that the Company manages paid its Panorama segment $6 million and $7 million for exchange services during the three months ended June 30, 2020 and 2019, and $13 million and $14 million during the six months ended June 30, 2020 and 2019.

Panorama
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products.

Panorama derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

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

Other Items
The Company records property management services revenues and RCI Elite Rewards revenues for its WVC and Panorama segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of June 30, 2020 and December 31, 2019, were as follows (in millions):

Contract Liabilities	June 30, 2020	December 31, 2019
Deferred subscription revenue	$191	$206
Deferred VOI trial package revenue	141	145
Deferred VOI incentive revenue	101	107
Deferred exchange-related revenue (a)	72	58
Deferred co-branded credit card programs revenue	17	19
Deferred other revenue	13	4
Total	$535	$539

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
Changes in contract liabilities for the six months ended June 30, 2020 and 2019, follow (in millions):

Amount
Contract liabilities as of December 31, 2019	$539
Additions	145
Revenue recognized	(149)
Contract liabilities as of June 30, 2020	$535

Amount
Contract liabilities as of December 31, 2018	$519
Additions	224
Revenue recognized	(188)
Contract liabilities as of June 30, 2019	$555

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of June 30, 2020 and December 31, 2019, these capitalized costs were $53 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s vacation exchange business incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2020 and December 31, 2019, these capitalized costs were $18 million and $20 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2020 - 6/30/2021	7/1/2021 - 6/30/2022	7/1/2022 - 6/30/2023	Thereafter	Total
Subscription revenue	$115	$43	$18	$15	$191
VOI trial package revenue	141	—	—	—	141
VOI incentive revenue	101	—	—	—	101
Exchange-related revenue	68	3	—	1	72
Co-branded credit card programs revenue	3	3	6	5	17
Other revenue	13	—	—	—	13
Total	$441	$49	$24	$21	$535

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Wyndham Vacation Clubs
Property management fees and reimbursable revenues	$123	$170	$298	$341
Consumer financing	119	128	246	253
Vacation ownership interest sales (a)	(13)	481	77	856
Fee-for-Service commissions	—	12	3	12
Ancillary revenues	10	19	23	31
Total Wyndham Vacation Clubs	239	810	647	1,493

Panorama
Exchange revenues	98	161	231	340
Vacation rental revenues	—	48	—	86
Ancillary revenues	7	21	25	40
Total Panorama	105	230	256	466

Corporate and other
Ancillary revenues	—	2	—	2
Eliminations	(1)	(3)	(2)	(4)
Total Corporate and other	(1)	(1)	(2)	(2)

Net revenues	$343	$1,039	$901	$1,957

(a)
The Company increased its loan loss allowance by $225 million in the quarter ended March 31, 2020 due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of (Loss)/Income.

4.	Earnings/(Loss) Per Share
The computation of basic and diluted earnings/(loss) per share (“EPS”) are based on Net (loss)/income attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss)/income from continuing operations attributable to Wyndham Destinations shareholders	$(164)	$118	$(298)	$199
Gain on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	6	—	5
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124	$(298)	$204

Basic earnings/(loss) per share
Continuing operations	$(1.92)	$1.27	$(3.46)	$2.12
Discontinued operations	—	0.06	—	0.05
	$(1.92)	$1.33	$(3.46)	$2.17
Diluted earnings/(loss) per share
Continuing operations	$(1.92)	$1.26	$(3.46)	$2.12
Discontinued operations	—	0.06	—	0.05
	$(1.92)	$1.32	$(3.46)	$2.17

Basic weighted average shares outstanding	85.4	93.0	86.1	93.7
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	—	0.3	—	0.3
Diluted weighted average shares outstanding (c)(d)	85.4	93.3	86.1	94.0

Dividends:
Aggregate dividends paid to shareholders	$43	$42	$86	$84

(a)
Excludes 1.6 million and 1.4 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2020, of which 0.4 million and 0.3 million would have been dilutive had the Company not been in a net loss position during these periods. Excludes 0.9 million and 0.8 million of anti-dilutive RSUs for the three and six months ended June 30, 2019. These shares could potentially dilute EPS in the future.

(b)
Excludes 0.3 million performance-vested restricted stock units (“PSUs”) for both the three and six months ended June 30, 2020, as the Company has not met the required performance metrics. Excludes 0.2 million PSUs for the three and six months ended June 30, 2019, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.

(c)
Excludes 2.4 million and 2.0 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three and six months ended June 30, 2020. Excludes 1.3 million and 1.1 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three and six months ended June 30, 2019. These outstanding stock option awards could potentially dilute EPS in the future.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares Repurchased	Cost
As of December 31, 2019	108.2	$5,602
Repurchases	3.1	125
As of June 30, 2020	111.3	$5,727

The Company had $351 million of remaining availability under its program as of June 30, 2020. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19.

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

The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation, including the impacts of certain post-closing adjustments, consists of: (i) $20 million of developed software with a weighted average life of 10 years included within Property and equipment, net; (ii) $45 million of Goodwill; (iii) $36 million of definite-lived intangible assets with a weighted average life of 12 years primarily consisting of customer relationships; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. ARN is reported within the Panorama segment.

Given the impact of COVID-19 on the industry and business, the Company performed a qualitative assessment of the goodwill acquired as part of the ARN acquisition as of June 30, 2020. Based on the results of this assessment, the Company determined that it is more likely than not that the goodwill of ARN is not impaired.

Although the Company does not believe the goodwill of ARN is impaired at this time, to the extent estimated discounted cash flows are revised downward, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, the Company may be required to write-down all or a portion of this goodwill, which would negatively impact earnings.

As a result of the impacts of COVID-19, the Company also performed an interim impairment analysis of ARN’s property and equipment and other intangible assets as of June 30, 2020, and determined these assets were not impaired.

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

Prior to their classification as discontinued operations, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the former Destination Network segment, now known as Panorama.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on disposal of discontinued businesses, net of income taxes	$—	$6	$—	$5
Net (loss)/income attributable to Wyndham Destinations shareholders	$—	$6	$—	$5

The following table presents information regarding certain components of cash flows from discontinued operations (in millions):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$—	$(1)
Net cash used in investing activities	—	(22)
Net cash provided by/(used in) financing activities	—	—

7.	Held-for-Sale Business
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

The assets and liabilities of this business were classified as held-for-sale as of June 30, 2019. The business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations during the three and six months ended June 30, 2019 on the Condensed Consolidated Statements of (Loss)/Income. Prior to its sale, this business was reported within the Panorama segment.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	June 30, 2020	December 31, 2019
Vacation ownership contract receivables:
Securitized	$3,024	$2,984
Non-securitized	437	883
Vacation ownership contract receivables, gross	3,461	3,867
Less: Allowance for loan losses	846	747
Vacation ownership contract receivables, net	$2,615	$3,120

During the three and six months ended June 30, 2020, the Company’s securitized VOCRs generated interest income of $105 million and $211 million. During the three and six months ended June 30, 2019, the Company’s securitized VOCRs generated interest income of $101 million and $200 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of (Loss)/Income.

During the six months ended June 30, 2020 and 2019, the Company originated VOCRs of $233 million and $718 million, and received principal collections of $387 million and $467 million. The weighted average interest rate on outstanding VOCRs was 14.4% as of June 30, 2020 and December 31, 2019.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses	345
Contract receivables write-offs, net	(246)
Allowance for loan losses as of June 30, 2020	$846

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	238
Contract receivables write-offs, net	(237)
Allowance for loan losses as of June 30, 2019	$735

The Company recorded a provision for loan losses of $30 million and $345 million as a reduction of net revenues during the three and six months ended June 30, 2020, and $129 million and $238 million for the three and six months ended June 30, 2019. Due to the closure of resorts and sales centers and the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to (Recovery)/cost of vacation ownership interests on the Condensed Consolidated Statements of (Loss)/Income recorded during the first quarter of 2020.

Estimating the amount of the additional loan loss allowance for COVID-19 involved the use of significant estimates and assumptions. Management based its estimates on the Company’s historical data during the most recent recession in 2008 utilizing the relationship between unemployment rates and net new defaults. The Company’s estimate assumes that it would take approximately 18 months for default rates to return to the levels pre-COVID-19. As of June 30, 2020, the Company updated the analysis performed as of March 31, 2020 on the owners’ ability to repay their contract receivables and determined that no adjustment to the additional allowance was necessary. The Company will continue to monitor this reserve as more information becomes available.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,785	$961	$227	$118	$225	$3,316
31 - 60 days	19	20	12	3	1	55
61 - 90 days	12	19	12	4	1	48
91 - 120 days	10	14	15	3	—	42
Total (a)	$1,826	$1,014	$266	$128	$227	$3,461

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,019	$1,049	$196	$134	$250	$3,648
31 - 60 days	25	37	21	5	2	90
61 - 90 days	18	28	17	3	1	67
91 - 120 days	13	21	24	3	1	62
Total (a)	$2,075	$1,135	$258	$145	$254	$3,867

(a)	Includes contracts under temporary deferment (up to 90 days). As of June 30, 2020 and December 31, 2019, contracts under deferment total $228 million and $8 million.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$226	$104	$5	$18	$40	$393
2019	590	365	86	34	82	1,157
2018	403	218	71	26	40	758
2017	257	136	45	19	22	479
2016	148	76	24	12	16	276
Prior	202	115	35	19	27	398
Total	$1,826	$1,014	$266	$128	$227	$3,461

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
2019	$866	$454	$54	$53	$119	$1,546
2018	486	285	80	32	49	932
2017	303	166	51	23	29	572
2016	173	89	29	14	20	325
2015	99	56	17	9	14	195
Prior	148	85	27	14	23	297
Total	$2,075	$1,135	$258	$145	$254	$3,867

9.	Inventory
Inventory consisted of (in millions):

	June 30, 2020	December 31, 2019
Land held for VOI development	$1	$3
VOI construction in process	31	24
Inventory sold subject to repurchase	19	24
Completed VOI inventory	901	802
Estimated VOI recoveries	301	281
Vacation exchange credits and other	25	65
Total inventory	$1,278	$1,199

The Company had net transfers of VOI inventory to property and equipment of $13 million and $12 million during the six months ended June 30, 2020 and 2019.

Due to the closure of resorts and sales centers and the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance by $225 million in the first quarter of 2020. In conjunction with this increased allowance the Company estimated $55 million of inventory recoveries which are included in Inventory on the Condensed Consolidated Balance Sheets as of June 30, 2020.

Additionally in the first quarter of 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $38 million reduction of exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. This write-off is included within Operating expenses on the Condensed Consolidated Statements of (Loss)/Income. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2020 and beyond.

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

Inventory Obligations
The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Avon (a)	Las Vegas (a)	Austin (a)	Other (b)	Total
December 31, 2019	$—	$43	$—	$6	$49
Purchases	—	15	—	70	85
Payments	—	(19)	—	(65)	(84)
June 30, 2020	$—	$39	$—	$11	$50

December 31, 2018	$11	$52	$31	$6	$100
Purchases	—	13	1	60	74
Payments	(11)	(18)	(32)	(53)	(114)
June 30, 2019	$—	$47	$—	$13	$60

(a)	Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $106 million as of June 30, 2020.

10.	Property and Equipment
Property and equipment, net, consisted of (in millions):

	June 30, 2020	December 31, 2019
Land	$29	$28
Building and leasehold improvements	576	572
Furniture, fixtures and equipment	229	218
Capitalized software	670	652
Finance leases	14	14
Construction in progress	36	40
Total property and equipment	1,554	1,524
Less: Accumulated depreciation and amortization	884	844
Property and equipment, net	$670	$680

11.	Debt
The Company’s indebtedness consisted of (in millions):

	June 30, 2020	December 31, 2019
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,833	$1,969
USD bank conduit facility (due August 2021) (c)	514	508
AUD/NZD bank conduit facility (due September 2021) (d)	169	64
Total	$2,516	$2,541

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$897	$—
$300 million secured term loan B (due May 2025)	292	293
$40 million 7.375% secured notes (due March 2020)	—	40
$250 million 5.625% secured notes (due March 2021)	250	249
$650 million 4.25% secured notes (due March 2022) (g)	649	649
$400 million 3.90% secured notes (due March 2023) (h)	403	404
$300 million 5.40% secured notes (due April 2024)	298	298
$350 million 6.35% secured notes (due October 2025) (i)	343	342
$400 million 5.75% secured notes (due April 2027) (j)	409	409
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	9	5
Total	$3,895	$3,034

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $3.16 billion and $3.12 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2020 and December 31, 2019.

(b)	The carrying amounts of the term notes are net of debt issuance costs of $20 million and $23 million as of June 30, 2020 and December 31, 2019.

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

(e)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $11 million and $12 million as of June 30, 2020 and December 31, 2019, and net of unamortized debt financing costs of $6 million and $7 million as of June 30, 2020 and December 31, 2019.

(f)
The weighted average effective interest rate on borrowings from this facility were 3.01% and 5.19% as of June 30, 2020 and December 31, 2019. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. The Company currently has $1.05 billion in Cash and cash equivalents on the Condensed Consolidated Balance Sheet at June 30, 2020.

(g)	Includes $1 million of unamortized gains from the settlement of a derivative as of June 30, 2020 and December 31, 2019.

(h)	Includes $4 million and $5 million of unamortized gains from the settlement of a derivative as of June 30, 2020 and December 31, 2019.

(i)	Includes $5 million and $6 million of unamortized losses from the settlement of a derivative as of June 30, 2020 and December 31, 2019.

(j)	Includes $12 million and $13 million of unamortized gains from the settlement of a derivative as of June 30, 2020 and December 31, 2019.

Sierra Timeshare 2020-1 Receivables Funding LLC
On April 29, 2020, the Company closed a private securitization financing with an initial principal amount of $325 million, secured by VOCRs and bearing a floating interest rate of 3.50% as of June 30, 2020. The advance rate for this transaction was 85%.

Debt
On May 6, 2020, the Company’s corporate notes were downgraded by Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing the Company’s 5.40% notes due 2024, the 6.35% notes due 2025, and the 5.75% notes due 2027, the interest rates applicable to such series of notes will all be increased by 0.25% per annum, effective October 1, 2020. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s, or a substitute rating agency.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2020, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$234	$257	$491
Between 1 and 2 years	805	655	1,460
Between 2 and 3 years	217	1,305	1,522
Between 3 and 4 years	217	302	519
Between 4 and 5 years	233	280	513
Thereafter	810	1,096	1,906
	$2,516	$3,895	$6,411

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of June 30, 2020, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,007	$1,000
Less: Outstanding borrowings	683	897
Less: Letters of credit	—	12
Available capacity	$324	$91

(a)
Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion secured revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2020, the Company’s interest coverage ratio was 5.4 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2020, the Company’s first lien leverage ratio was 3.4 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2020, the Company was in compliance with all of the financial covenants described above.

On July 15, 2020, the Company entered into an amendment to the credit agreement which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified relief period through the first quarter of 2022 providing the Company significant financial flexibility. On July 24, 2020, the Company issued $650 million senior secured notes maturing July 31, 2026, with an interest rate of 6.625%. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under its secured revolving credit facility, the future repayment of its 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, the Company repaid $350 million of its indebtedness under the secured revolving credit facility. See Note 27—Subsequent Events for additional details.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2020, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $46 million and $87 million during the three and six months ended June 30, 2020. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million and $1 million of capitalized interest during the three and six months ended June 30, 2020. Cash paid related to such interest was $81 million during the six months ended June 30, 2020.

The Company incurred interest expense of $40 million and $82 million during the three and six months ended June 30, 2019. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $1 million of capitalized interest in each period. Cash paid related to such interest was $79 million during the six months ended June 30, 2019.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $25 million and $50 million during the three and six months ended June 30, 2020, $26 million and $52 million during the three and six months ended June 30, 2019, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of (Loss)/Income. Cash paid related to such interest was $37 million and $41 million for the six months ended June 30, 2020 and 2019.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2020	December 31, 2019
Securitized contract receivables, gross (a)	$3,024	$2,984
Securitized restricted cash (b)	105	110
Interest receivables on securitized contract receivables (c)	30	25
Other assets (d)	4	4
Total SPE assets	3,163	3,123
Non-recourse term notes (e) (f)	1,833	1,969
Non-recourse conduit facilities (e)	683	572
Other liabilities (g)	3	4
Total SPE liabilities	2,519	2,545
SPE assets in excess of SPE liabilities	$644	$578

(a)	The Company does not allocate allowance for loan losses to SPEs. This amount is included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $20 million and $23 million as of June 30, 2020 and December 31, 2019, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $437 million and $883 million as of June 30, 2020 and December 31, 2019. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2020	December 31, 2019
SPE assets in excess of SPE liabilities	$644	$578
Non-securitized contract receivables	437	883
Less: Allowance for loan losses	846	747
Total, net	$235	$714

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

During the six months ended June 30, 2019, the SPE conveyed $23 million of property and equipment to the Company.

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

As of June 30, 2020, the Company had foreign exchange contracts which resulted in less than $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities (all of which are Level 2) are remeasured at estimated fair value and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,615	$3,320	$3,120	$3,907
Liabilities
Debt (Level 2)	$6,411	$6,335	$5,575	$5,709

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

14.	Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound, Australian and Canadian dollars, Brazilian real, and South African rand. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30,

2020, the Company had no fair value interest rate hedges.

Losses on derivatives recognized in AOCL for the three and six months ended June 30, 2020 and 2019, were not material.

15.	Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate decreased from 27.2% during the three months ended June 30, 2019, to (7.2)% during the three months ended June 30, 2020. The Company’s effective tax rate decreased from 27.1% during the six months ended June 30, 2019, to 10.0% during the six months ended June 30, 2020. The reduced effective tax rate is primarily due to the change in the Company’s updated forecasts for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly reduced the overall effective tax rate of the Company. The Company reported a tax provision instead of a tax benefit on the pre-tax loss for the second quarter of 2020 resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

The Company made cash income tax payments, net of tax refunds, of $5 million and $53 million during the six months ended June 30, 2020 and 2019. The Company also made cash income tax payments of $39 million during the six months ended June 30, 2019, resulting from the sale of the Company’s European vacation rentals business.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. The significant negative impacts of COVID-19 resulted in the establishment of additional valuation allowances during the six months ended June 30, 2020, of $2 million related to foreign tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded $21 million of employee retention tax credits for the three months ended June 30, 2020, including credits from similar programs outside the U.S. The Company expects to continue to participate in these programs to a lesser degree in the third quarter of 2020. The Company has deferred social security payments and will have additional depreciation deductions relating to qualified improvement property. While the Company continues to review and consider any available benefits under the CARES Act or similar legislation that may be enacted in response to the COVID-19 pandemic for which it qualifies, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot assure that it will be able to receive such benefits in a timely manner or at all.

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

The Company had right-of-use assets of $113 million and $136 million and related lease liabilities of $177 million and $180 million as of June 30, 2020 and December 31, 2019. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$9	$8	$17	$17

Short-term lease cost	$2	$5	$7	$10

Finance lease cost:
Amortization of right-of-use assets	$1	$—	$1	$1
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$—	$1	$1

The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$20
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8	$22
Finance leases	5	1

The table below presents the lease-related assets and liabilities recorded on the balance sheets:

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$113	$136
Operating lease liabilities	Accrued expenses and other liabilities	177	180

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$9	$5
Finance lease liabilities	Debt	9	5

Weighted Average Remaining Lease Term:
Operating leases		7.5 years	7.8 years
Finance leases		3.0 years	2.8 years
Weighted Average Discount Rate:
Operating leases (b)		6.2%	6.2%
Finance leases		5.6%	4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of June 30, 2020 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2020	$20	$3
2021	35	3
2022	31	3
2023	29	1
2024	28	—
Thereafter	77	—
Total minimum lease payments	220	10
Less: Amount of lease payments representing interest	(43)	(1)
Present value of future minimum lease payments	$177	$9

Subsequent to the Spin-off and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during the second quarter of 2019, the Company recorded $10 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. These impairment charges are included within Separation and related costs on the Condensed Consolidated Statements of (Loss)/Income.

Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. The Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures, and equipment.

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $13 million as of June 30, 2020 and December 31, 2019. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 25—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $33 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of June 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range to an amount that is less than $1 million.

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
Wyndham Vacation Clubs
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

18.	Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive (loss)/income are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(25)	—	—	(25)
Balance, June 30, 2020	$(173)	$(1)	$1	$(173)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive loss	—	—	—	—
Balance, June 30, 2020	$95	$1	$—	$96

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(25)	—	—	(25)
Balance, June 30, 2020	$(78)	$—	$1	$(77)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive income before reclassifications	1	—	—	1
Amount reclassified to earnings	—	1	—	1
Balance, June 30, 2019	$(146)	$(1)	$2	$(145)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	—	—	—
Balance, June 30, 2019	$94	$1	$(1)	$94

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive income/(loss) before reclassifications	1	(1)	—	—
Amount reclassified to earnings	—	1	—	1
Balance, June 30, 2019	$(52)	$—	$1	$(51)

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

Reclassifications out of AOCL are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of (Loss)/Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Unrealized losses on cash flow hedge, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$—	$(1)
Net (loss)/income attributable to Wyndham Destinations shareholders	$—	$—	$—	$(1)

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”), and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2020, 11.9 million shares remain available.

Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options. Of these awards, the majority of NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the six months ended June 30, 2020, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2019	Granted	Vested/Exercised	Forfeitures(a)	Balance, June 30, 2020
RSUs
Number of RSUs	1.0	1.0	(0.3)	(0.1)	1.6	(b)
Weighted average grant price	$46.32	$33.60	$46.62	$42.85	$38.43

PSUs
Number of PSUs	0.2	0.1	—	—	0.3	(c)
Weighted average grant price	$44.38	$41.04	$—	$—	$42.57

SSARs
Number of SSARs	0.2	—	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$—	$34.52

NQs
Number of NQs	1.3	1.1	—	(0.1)	2.3	(e)
Weighted average grant price	$46.84	$41.04	$—	$42.95	$44.16

(a)	The Company recognizes forfeitures as they occur.

(b)	Aggregate unrecognized compensation expense related to RSUs was $58 million as of June 30, 2020, which is expected to be recognized over a weighted average period of 2.9 years.

(c)	There was no unrecognized compensation expense related to PSUs as of June 30, 2020.

(d)	There were 0.2 million SSARs that were exercisable as of June 30, 2020. There was no unrecognized compensation expense related to SSARs as of June 30, 2020, as all SSARs are vested.

(e)	Unrecognized compensation expense for NQs was $13 million as of June 30, 2020, which is expected to be recognized over a weighted average period of 3.2 years.

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

Stock Options	2020 (a)	2020 (b)
Grant date fair value	$7.28	$7.27
Grant date strike price	$41.04	$41.04
Expected volatility	32.60%	32.88%
Expected life	7.50 years	6.25 years
Risk-free interest rate	1.03%	0.95%
Projected dividend yield	4.87%	4.87%

(a)	Stock options cliff vest after a period of five years.

(b)	Stock options vest ratably over a period of four years.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $7 million and $8 million during the three and six months ended June 30, 2020, and $7 million and $12 million during the three and six months ended June 30, 2019, related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Stock based compensation expense includes $2 million and $4 million for the three and six months ended June 30, 2019, which has been classified within Separation and related costs on the Condensed Consolidated Statements of (Loss)/Income.

The Company paid $2 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2020, and $1 million during the six months ended June 30, 2019.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to grants under this plan during the six months ended June 30, 2020 and 2019.

20.	Segment Information
The Company has two operating segments: WVC and Panorama. The WVC segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Panorama segment provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange networks. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which was part of its Panorama segment, and completed the sale of this business on October 22, 2019. The assets and liabilities of this business were classified as held-for-sale until the sale was completed. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the 2019 results presented in the tables below. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net (loss)/income before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2020	2019	2020	2019
Wyndham Vacation Clubs	$239	$810	$647	$1,493
Panorama	105	230	256	466
Total reportable segments	344	1,040	903	1,959
Corporate and other (a)	(1)	(1)	(2)	(2)
Total Company	$343	$1,039	$901	$1,957

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net (loss)/income to Adjusted EBITDA	2020	2019	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124	$(298)	$204
Gain on disposal of discontinued businesses, net of income taxes	—	(6)	—	(5)
Provision/(benefit) for income taxes	11	44	(33)	74
Depreciation and amortization	31	28	62	59
Interest expense	46	40	87	82
Interest (income)	(2)	(2)	(4)	(4)
Asset impairments (b)	38	—	48	—
COVID-19 related costs (c)	26	—	38	—
Exchange inventory write-off	—	—	38	—
Restructuring	23	1	25	4
Stock-based compensation	6	5	7	8
Legacy items (d)	1	(1)	2	1
Separation and related costs (e)	—	22	—	36
Adjusted EBITDA	$16	$255	$(28)	$459

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2020	2019	2020	2019
Wyndham Vacation Clubs	$(17)	$193	$(90)	$331
Panorama	40	72	82	151
Total reportable segments	23	265	(8)	482
Corporate and other (a)	(7)	(10)	(20)	(23)
Total Company	$16	$255	$(28)	$459

(a)	Includes the elimination of transactions between segments.

(b)
Includes $5 million of bad debt expense related to a note receivable for the three and six months ended June 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of (Loss)/Income.

(c)
Includes severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(d)
Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and the Company’s separation from Cendant.

(e)	Includes $2 million and $4 million of stock based compensation expense for the three and six months ended June 30, 2019.

Segment Assets (a)	June 30, 2020	December 31, 2019
Wyndham Vacation Clubs	$5,141	$5,582
Panorama	1,387	1,482
Total reportable segments	6,528	7,064
Corporate and other	1,069	389
Total Company	$7,597	$7,453

(a)	Excludes investment in consolidated subsidiaries.

21.	Separation and Related Costs
During the three and six months ended June 30, 2019, the Company incurred $22 million and $36 million of expenses, in connection with the Spin-off which are reflected in continuing operations. These costs were comprised of stock compensation modification, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of the Company abandoning portions of its former corporate headquarters. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint.

22.	COVID-19 Related Items
During the three and six months ended June 30, 2020, the Company incurred $45 million and $67 million of expenses in connection with COVID-19 which are included within COVID-19 related costs on the Condensed Consolidated Statements of (Loss)/Income. A reduction in workforce in March resulted in the layoff or furlough of approximately 9,000 employees. As of June 30, 2020, there were approximately 7,000 employees that remained laid off or furloughed. Of the COVID-19 related costs, $39 million and $59 million were recognized during the three and six months ended June 30, 2020 related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations are suspended, and vacation payments associated with furloughed employees. These charges consisted of (i) $28 million and $45 million at the WVC segment, (ii) $6 million and $8 million at the Company’s corporate operations, and (iii) $5 million and $6 million at the Panorama segment during the three and six months ended June 30, 2020.

The employee costs in the second quarter included $21 million of employee retention credits earned in connection with government programs, primarily the CARES Act. This provision of the CARES Act has no additional requirements or restrictions.

As of June 30, 2020, the Company had a liability of $21 million for COVID-19 employee-related costs included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with the Company’s COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	June 30, 2020
COVID-19 employee-related	$—	$59	$(38)	$21
	$—	$59	$(38)	$21

In the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to (Recovery)/cost of vacation ownership interests on the Condensed Consolidated Statements of (Loss)/Income. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million in the first quarter. As of June 30, 2020, the Company updated the analysis performed as of March 31, 2020 on the owners’ ability to repay their contract receivables and determined that no adjustment to the additional allowance was necessary. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 8—Vacation Ownership Contract Receivables for additional details.

The Company performed impairment analyses resulting in $33 million and $44 million of impairments during the three and six months ended June 30, 2020. These impairments include: (i) a $24 million second quarter impairment related to the New Jersey lease discussed in Note 24—Restructuring; (ii) a $9 million second quarter impairment related to other assets including equity investments and furniture, fixtures and equipment; and (iii) $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and the Love Home Swap tradename.

Other impairments include the $38 million first quarter write-off of exchange inventory discussed in Note 9—Inventory, and $5 million of bad debt expense related to a note receivable recorded in the second quarter of 2020. Both impairments are included in Operating expenses on the Condensed Consolidated Statements of (Loss)/Income.

The Company also recognized $23 million of restructuring charges during the second quarter. This was driven by $22 million related to the New Jersey lease discussed in Note 24—Restructuring.

The tables below present the COVID-19 related impacts to the Company’s results of operations for the three and six months ended June 30, 2020, and the related classification on the Condensed Consolidated Statements of (Loss)/Income (in millions):

Three Months Ended	Wyndham Vacation Clubs	Panorama	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$32	$5	$8	$45	COVID-19 related costs
Asset impairments	8	30	—	38	Asset impairments/Operating expenses
Lease related	1	22	—	23	Restructuring
Total COVID-19	$41	$57	$8	$106

Six Months Ended	Wyndham Vacation Clubs	Panorama	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	(Recovery)/cost of vacation ownership interests

Employee compensation related and other	51	5	11	67	COVID-19 related costs
Asset impairments	14	34	—	48	Asset impairments/Operating expenses
Exchange inventory write-off	—	38	—	38	Operating expenses
Lease related	1	22	—	23	Restructuring
Total COVID-19	$236	$99	$11	$346

23.	Impairments
The Company recognized $33 million and $44 million of impairments during the three and six months ended June 30, 2020. There were $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and the Love Home Swap tradename. In the second quarter, the Company recorded a $24 million impairment related to the New Jersey lease discussed in Note 24—Restructuring, and a $9 million impairment related to other assets including equity investments and furniture, fixtures and equipment.

24.	Restructuring
2020 Restructuring Plans
During the second quarter of 2020 the Company recorded $23 million of restructuring expense. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. The Company reduced its restructuring liability by less than $1 million of cash payments during the six months ended June 30, 2020. The remaining 2020 restructuring liability of $23 million is expected to be paid by the end of 2029.

2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the WVC segment, (ii) $2 million at the Panorama segment, and (iii) $1 million at the Company’s corporate operations. The Company reduced its restructuring liability by $1 million of cash payments during 2019. During the first quarter of 2020, the Company incurred an additional $1 million of restructuring expenses at its Panorama segment and less than $1 million at its corporate operations. The Company reduced this restructuring liability by $3 million of cash payments during the six months ended June 30, 2020. The remaining 2019 restructuring liability of $2 million is expected to be paid by the end of 2021.

The Company implemented additional restructuring plans prior to 2019 for which the Company reduced the liabilities by $3 million of cash payments during the six months ended June 30, 2020. The remaining liability of $1 million as of June 30, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	June 30, 2020
Personnel-related	$7	$2	$(6)	$3
Facility-related	—	23	—	23
	$7	$25	$(6)	$26

25.	Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation (“Wyndham Worldwide”) assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. As a result of the Wyndham Worldwide separation, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Wyndham Destinations is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.

As of June 30, 2020, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2019, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three and six months ended June 30, 2020, transition service agreement expenses of less than $1 million were included in General and administrative expense. For the three and six months ended June 30, 2019, transition service agreement expenses included $1 million and $2 million within General and administrative expense, and less than $1 million and $1 million within Separation and related costs on the Condensed Consolidated Statements of (Loss)/Income. Transition service agreement income during the three and six months ended June 30, 2019 was less than $1 million and $1 million, included in Other revenue. As of June 30, 2020, these transition services have ended.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business to Awaze Limited (“Awaze”), formerly Compass IV Limited, an affiliate of Platinum Equity, LLC, the Company and Wyndham Hotels agreed to certain post-closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Awaze has provided an indemnification to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Such post-closing credit support included a guarantee of up to $180 million which expired June 30, 2019.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2020. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2019, the Company reached an agreement with Awaze on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two-thirds and one-third, in the European vacation rentals business' final net proceeds (as defined by the sales agreement). The Company paid $40 million to Wyndham Hotels in the second quarter of 2019 for certain items including the return of the escrow, post-closing adjustments, transaction expenses, and estimated taxes.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $45 million at June 30, 2020. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are primarily denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at June 30, 2020. Wyndham Destinations is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Wyndham Destinations and one-third by Wyndham Hotels, as the selling entity, Wyndham Destinations is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, subsequent to the end of the quarter, the Company posted a £58 million surety bond and a £36 million letter of credit ($72 million and $44 million as of June 30, 2020) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2020. Total receivables of $23 million were included in Other assets on the Condensed Consolidated Balance Sheets at June 30, 2020, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. The Company finds no basis for such adjustments, and at this time the Company cannot reasonably estimate the probability or amount of the potential liability that may be owed to Awaze, if any. Any potential liability would be split two-thirds and one-third between the Company and Wyndham Hotels and the impact would be included in discontinued operations. After the close of the second quarter, Awaze filed its claim with the high courts of England and Wales.

Wyndham Destinations entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three and six months ended June 30, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During the three and six months ended June 30, 2019, transition service agreement expenses were less than $1 million and $1 million and transition service agreement income was less than $1 million and $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of (Loss)/Income. As of June 30, 2020, these transition services have ended.

Matter Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2020.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the three and six months ended June 30, 2020, transition service agreement expenses were $1 million during each period and transition service agreement income were $1 million during each period. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of (Loss)/Income.

26.	Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. On July 8, 2020, the Company acquired the completed vacation ownership property for $45 million.

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed. The Company occasionally sublets this aircraft for business travel through a timesharing arrangement, and incurred less than $1 million of expenses as of June 30, 2020 and 2019.

27.	Subsequent Events
Credit Agreement Amendment
On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment establishes a relief period with respect to the Company’s secured revolving credit facility, which began on July 15, 2020, and will last until the earlier of April 1, 2022, and the termination by the Company of the relief period, subject to certain conditions (“Relief Period”). The Credit Agreement Amendment increases the leverage-based financial covenant by varying levels for each applicable quarter during the Relief Period, in each case which represents an increase to the existing leverage-based financial covenant of 4.25 to 1.00. Following the Relief Period, the Credit Agreement Amendment reestablishes the existing leverage-based financial covenant of 4.25 to 1.00, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the credit agreement). In addition, the Credit Agreement Amendment, among other things, increases the interest rate applicable to borrowings under the Company’s secured revolving credit facility based on the Company’s first lien leverage ratio in any given quarter until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the Amendment Effective Date and on or prior to the last day of the relevant fiscal quarter and requires the Company and its subsidiaries to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which shall increase to 2.50 to 1.00 after the Relief Period, the level existing prior to the effective date of the Credit Agreement Amendment. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the Credit Agreement to take into consideration the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in the Company’s public filings and certain other specified materials. The Relief Period includes certain restrictions on the use of cash including exclusion of share repurchases before the first lien leverage ratio returns to under the original ratio of 4.25 to 1.0. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

Secured Note Issuance
On July 24, 2020, the Company issued $650 million senior secured notes maturing July 31, 2026, with an interest rate of 6.625%. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under its secured revolving credit facility, the future repayment of its 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, the Company repaid $350 million of its indebtedness under the secured revolving credit facility.

Wyndham Hotels Credit Rating
In connection with the sale of the Company’s European vacation rentals business, Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Wyndham Destinations and one-third by Wyndham Hotels, as the selling entity, Wyndham Destinations is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, subsequent to the end of the quarter, the Company posted a £58 million surety bond and a £36 million letter of credit ($72 million and $44 million as of June 30, 2020) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. and its subsidiaries (“Wyndham Destinations” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainty with respect to the scope and duration of the novel coronavirus global pandemic (“COVID-19”) and any resurgences and the pace of recovery; the timing of the development and distribution of an effective vaccine or treatment for COVID-19; the potential impact of the COVID-19 pandemic and governmental, business and individuals’ actions in response to the pandemic and our related contingency plans and cost and investment reductions on our business, vacation ownership interest (“VOI”) sales and tour flow, consumer demand and liquidity, our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all, our and Wyndham Hotels & Resorts’, Inc. (“Wyndham Hotels”) ability to maintain credit ratings, general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Wyndham Vacation Clubs (“WVC”) and Panorama segments; uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels or the divestiture of our North American and European vacation rentals businesses or the acquisition of Alliance Reservations Network (“ARN”); unanticipated developments related to the impact of the Spin-off, the divestiture of our North American and European vacation rentals businesses, the acquisition of ARN and related transactions, including any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020, in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following two segments:

•
Wyndham Vacation Clubs (“WVC”)—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.

•
Panorama— provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange networks.

Impact of COVID-19 on Our Business
The results of operations during the first half of 2020 include impacts related to COVID-19, which have been significantly negative for the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts at the end of the first quarter 2020. Our focus then shifted to preserving cash, cutting costs and managing liquidity. Several of our business lines have strong recurring sources of income and cash flow, for example, consumer finance, hospitality and our exchange membership businesses. The fee streams from these businesses, which represented approximately 50% of Adjusted EBITDA in 2019, bolster our financial stability when our resorts are closed and when we are not generating VOI sales. WVC's resorts and sales operations were mostly closed for the months of April and May, and after implementing a re-opening plan, we began a phased opening in June. We also incurred new expenses in connection with COVID-19 of $106 million and $346 million during the three and six months ended June 30, 2020, which are discussed in further detail in Note 22—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We cannot presently determine the extent or duration of the overall operational and financial impact that COVID-19 will have on our business. We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have, a significant adverse effect on our financial results and liquidity, and such negative impact may continue well beyond the containment of such an outbreak. We expect to continue to see United States of America (“U.S.”) consumers shift from international to domestic travel and also to destinations that require driving versus flying. We believe these shifts may be favorable to the timeshare industry. In addition, we believe larger condominium-like accommodations with kitchens will be more amenable for social distancing and travelers will seek trusted brands they can rely upon for thorough cleaning of vacation accommodations prior to arrival. Historically, occupancy at our resorts has remained high in downturns because our owners own their vacations and are therefore committed to traveling.

Cost Actions and Preservation of Cash Flow
We have taken early and significant actions to maximize cash flow. Over the last several months we have reduced the operating cost base by $205 million with $60 million of permanent cost reductions. Savings related primarily to the impact of staff reductions/furloughs, travel and expense, and a reduction in third party vendor/consulting spend. We reviewed inventory and capital expenditure requirements and reduced both by a combined $124 million. Share repurchase activity stopped in March 2020.

Implemented Reopening Strategy
We have worked with government authorities and health experts in establishing reopening criteria and methodologies, for example, curbside check-in, enhanced cleaning protocols, and controlled amenity access. In May 2020, we partnered with Ecolab to launch the Vacation Ready program and our internal taskforce oversaw the implementation of safety protocols in accordance with guidelines and in consultation with health experts. Our phased opening strategy ramped up through June and we finished the month with 85% of our U.S. resorts open. The majority of these resorts have re-opened without capacity restrictions following local health guidelines. We are not able to estimate the date that the remaining suspended operations will resume. As of June 30, 2020, approximately 7,000 employees remain laid off or furloughed of the original 9,000 employees impacted.

We have restarted our sales and marketing operations at the majority of the U.S. resorts that have reopened; however, revenue has not returned to pre-COVID-19 levels. While the levels of restrictions on operations imposed by governmental authorities have been reduced in some locations, they have increased in others, and there is continued uncertainty regarding the trend of these restrictions going forward.

Obtaining Relief Under the CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We recorded $21 million of employee retention tax credits for the three months ended June 30, 2020, including credits from similar programs outside the U.S. We expect to continue to participate in these programs to a lesser degree in the third quarter of 2020. We have deferred social security payments and will have additional depreciation deductions relating to qualified improvement property. While we continue to review and consider any available benefits under the CARES Act or similar legislation that may be enacted in response to the COVID-19 pandemic for which we qualify, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to receive such benefits in a timely manner or at all.

Focus on Higher Margin Business
As part of our reopening strategy, we plan to focus on higher margin owner business, harvesting our owner upgrade pipeline. Prior to this year, just under 40% of sales were to lower margin new owners.

We are also raising our credit standards and eliminating sub-640 Fair Isaac Corporation (“FICO”) scores which will strengthen our receivables portfolio going forward. We have closed some unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All these changes are designed to result in higher volume per guest (“VPG”) which is a measure of sales efficiency and is strongly correlated to profitability.

Other Developments
Continued closure and/or reclosure of resorts and sales centers could result in additional COVID-19 charges including idle pay for certain sales and marketing employees and potential further impairment of assets. If unemployment rates increase and/or our collection experience for our vacation ownership contract receivables (“VOCRs”) declines more than we estimated in the first quarter, we may need to further increase our allowance for loan losses for VOCRs. The additional $225 million allowance recorded in the first quarter provided for the full estimated impact of a prolonged recession (approximately 18 months to return to pre-COVID-19 defaults) based on our historical data for the most recent recession in 2008; therefore, we would not expect any future additional adjustments to be as material as the adjustment taken in the first quarter. Updated unemployment statistics to date have not yielded a change to our original estimate. If the recovery from COVID-19 happens more quickly than assumed, there could be an adjustment to reduce this additional allowance in future periods.

Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity and remain in compliance with our debt covenants. As a precautionary measure to enhance liquidity, we drew down our $1.0 billion revolving credit facility at the end of the first quarter and have $1.05 billion of cash on hand as of June 30, 2020. We suspended share repurchases in March and have made other operational decisions to preserve cash. After the close of the second quarter, on July 15, 2020, we entered into an amendment to our $1.0 billion revolving credit facility that modified the existing quarterly-tested financial covenants through March 31, 2022, and raised the first lien coverage ratio in the near term to provide significant financial flexibility. We maintained our ability to pay dividends and to continue to invest in the business throughout the covenant relief period. See Note 27—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

We successfully closed on a $325 million private securitization financing on April 29, 2020. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity.

On July 24, 2020, we issued $650 million senior secured notes maturing July 31, 2026, with an interest rate of 6.625%. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under our secured revolving credit facility, the future repayment of our 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, we repaid $350 million of our indebtedness under the secured revolving credit facility.

Given the uncertainty around COVID-19, we have withdrawn our full year outlook for revenue and earnings.

Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to its members and affiliates. We have recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Panorama segment.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2020 and 2019. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three months ended June 30, 2020 vs. three months ended June 30, 2019 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2020	2019	% Change (g)
Wyndham Vacation Clubs (a)
Gross VOI sales (in millions) (b) (h)	$18	$626	(97.1)
Tours (in 000s) (c)	6	249	(97.6)
Volume Per Guest (“VPG”) (d)	NM	$2,425	NM
Panorama (a)
Average number of members (in 000s) (e)	3,799	3,893	(2.4)
Exchange revenue per member (f)	$103.31	$165.00	(37.4)

NM	Not Meaningful

(a)	Includes the impact from acquisitions from the acquisition dates forward.

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

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2020 and 2019 (in millions):

	2020	2019
Vacation ownership interest sales, net (1)	$(13)	$481
Loan loss provision	30	129
Gross VOI sales, net of Fee-for-Service sales	17	610
Fee-for-Service sales (2)	1	16
Gross VOI sales	$18	$626

(1)	Due to the ongoing impact of COVID-19, the loan loss provision in the second quarter of 2020 exceeded gross VOI sales, resulting in a negative Vacation ownership interest sales, net.

(2)
Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were less than $1 million Fee-for-Service commission revenues for the three months ended June 30, 2020, and $12 million Fee-for-Service commission revenues for the three months ended June 30, 2019. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of (Loss)/Income.

THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2020	2019	Favorable/(Unfavorable)
Net revenues	$343	$1,039	$(696)
Expenses	457	841	384
Operating (loss)/income	(114)	198	(312)
Other (income), net	(5)	(2)	3
Interest expense	46	40	(6)
Interest (income)	(2)	(2)	—
(Loss)/income before income taxes	(153)	162	(315)
Provision for income taxes	11	44	33
Net (loss)/income from continuing operations	(164)	118	(282)
Gain on disposal of discontinued businesses, net of income taxes	—	6	(6)
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124	$(288)

Net revenues decreased $696 million for the three months ended June 30, 2020, compared with the same period last year. The total revenue decrease of $695 million (66.9%) was unfavorably impacted by foreign currency of $1 million (0.1%). Excluding foreign currency, the decrease in net revenues was primarily the result of:

•
$571 million of decreased revenues at our WVC segment primarily due to a decrease in net VOI sales as a result of the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19, as well as decreased property management revenues, commission revenues related to Fee-for-Service sales, and ancillary revenues; and

•
$124 million of decreased revenues at our Panorama segment driven by the negative impact of COVID-19, as well as decreased vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019, partially offset by an increase in revenue at ARN, which was acquired in August 2019.

Expenses decreased $384 million for the three months ended June 30, 2020, compared with the same period last year. The decrease in expenses of $386 million (45.9%) was favorably impacted by foreign currency of $2 million (0.2%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$135 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19;

•	$133 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$68 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales;

•	$62 million decrease in costs due to the sale of the North American vacation rentals business;

•	$40 million decrease in property management expenses primarily due to lower management fees;

•	$35 million of cost reductions primarily associated with lower exchange and related service revenues; and

•	$22 million decrease in separation costs; partially offset by

•	$45 million increase for COVID-19 related costs primarily due to workforce reduction;

•	$38 million increase in impairments directly related to COVID-19; and

•	$22 million increase in restructuring expense directly related to COVID-19.

Other income, net of other expenses increased by $3 million for the three months ended June 30, 2020, compared with the same period last year, primarily due to higher business interruption recoveries in 2020.

Interest expense increased $6 million for the three months ended June 30, 2020 compared with the same period last year primarily due to higher average outstanding revolving credit facility balances driven by the draw down of our $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19.

Our effective tax rates were (7.2)% and 27.2% during the three months ended June 30, 2020 and 2019. The reduced effective tax rate is primarily due to the change in our updated forecasts for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly reduced the overall effective tax rate. We reported a tax provision instead of a tax benefit on the pre-tax loss for the second quarter of 2020 resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

As a result of these items, there was a Net loss attributable to Wyndham Destinations shareholders of $164 million for the three months ended June 30, 2020, as compared to Net income attributable to Wyndham Destinations shareholders of $124 million during the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2020	2019
Wyndham Vacation Clubs	$239	$810
Panorama	105	230
Total reportable segments	344	1,040
Corporate and other (a)	(1)	(1)
Total Company	$343	$1,039

	Three Months Ended
	June 30,
Reconciliation of Net (loss)/income to Adjusted EBITDA	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(164)	$124
Gain on disposal of discontinued businesses, net of income taxes	—	(6)
Provision for income taxes	11	44
Depreciation and amortization	31	28
Interest expense	46	40
Interest (income)	(2)	(2)
Asset impairments (b)	38	—
COVID-19 related costs (c)	26	—
Restructuring	23	1
Stock-based compensation	6	5
Legacy items (d)	1	(1)
Separation and related costs (e)	—	22
Adjusted EBITDA	$16	$255

	Three Months Ended
	June 30,
Adjusted EBITDA	2020	2019
Wyndham Vacation Clubs	$(17)	$193
Panorama	40	72
Total reportable segments	23	265
Corporate and other (a)	(7)	(10)
Total Company	$16	$255

(a)	Includes the elimination of transactions between segments.

(b)
Includes $5 million of bad debt expense related to a note receivable for the three months ended June 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of (Loss)/Income included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(c)
Includes severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(d)	Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and our separation from Cendant.

(e)	Includes $2 million of stock based compensation expense for the three months ended June 30, 2019.

Wyndham Vacation Clubs
Net revenues decreased $571 million and Adjusted EBITDA decreased $210 million during the three months ended June 30, 2020, compared with the same period of 2019. The net revenue decrease of $571 million (70.5%) was not materially impacted by foreign currency and the total Adjusted EBITDA decrease of $211 million (109.3%) was favorably impacted by foreign currency of $1 million (0.5%).

The net revenue decrease excluding the impact of currency was primarily driven by:

•
$593 million decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 97.6% decrease in tours resulting from the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19; partially offset by a $99 million decrease in our provision for loan losses primarily due to lower gross VOI sales;

•	$47 million decrease in property management revenues primarily due to lower management fees;

•	$12 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales;

•	$10 million decrease in ancillary revenues primarily due to a decrease in trial vacation package revenue and our co-branded credit card program; and

•	$9 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$135 million decrease in sales and commission expenses primarily due to lower gross VOI sales;

•	$133 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$68 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales;

•	$40 million decrease in property management expenses primarily due to lower management fees;

•	$7 million decrease in commission expense as a result of lower Fee-for-Service VOI sales; and

•	$6 million decrease in general and administrative expenses;

•	$2 million decrease in consumer financing interest expense primarily due to a decrease in the weighted average interest rate on our non-recourse debt; partially offset by

•	$30 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs; and

•	$18 million increase in COVID-19 related costs primarily due to workforce reduction.

Panorama
Net revenues decreased $125 million and Adjusted EBITDA decreased $32 million during the three months ended June 30, 2020, compared with the same period of 2019. The revenue decrease of $124 million (53.9%) was unfavorably impacted by foreign currency of $1 million (0.4%). The Adjusted EBITDA decrease of $32 million (44.4%) was not materially impacted by foreign currency.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$61 million decrease in exchange and related service revenues driven by the negative impact of COVID-19, which drove an increase in cancellations and a decrease in second quarter bookings;

•	$48 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019; and

•
$14 million net decrease in ancillary revenues primarily driven by the $18 million loss of ancillary revenue generated by the North American vacations rentals business, partially offset by a $6 million increase in revenue from ARN, which was acquired in August 2019.

In addition to the drivers mentioned above, Adjusted EBITDA was further impacted by:

•	$62 million decrease in costs due to the sale of the North American vacation rentals business in October 2019;

•	$35 million of cost reductions primarily associated with lower exchange and related service revenues; partially offset by

•	$6 million of increased revenue-related expenses from the ARN business.

Corporate and other
Corporate Adjusted EBITDA increased $3 million for the three months ended June 30, 2020 compared to 2019 and was not materially impacted by foreign currency. The increase in Adjusted EBITDA was primarily due to lower employee-related costs.

SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2020	2019	Favorable/(Unfavorable)
Net revenues	$901	$1,957	$(1,056)
Expenses	1,156	1,618	462
Operating (loss)/income	(255)	339	(594)
Other (income), net	(7)	(12)	(5)
Interest expense	87	82	(5)
Interest (income)	(4)	(4)	—
(Loss)/income before income taxes	(331)	273	(604)
(Benefit)/provision for income taxes	(33)	74	107
Net income from continuing operations	(298)	199	(497)
Gain on disposal of discontinued businesses, net of income taxes	—	5	(5)
Net (loss)/income attributable to Wyndham Destinations shareholders	$(298)	$204	$(502)

Net revenues decreased $1.06 billion for the six months ended June 30, 2020 compared with the same period last year. During the first quarter of 2020 and in anticipation of increased defaults on VOCRs due to the impact of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The total revenue decrease of $1.05 billion (53.7%) was offset by unfavorable foreign currency of $5 million (0.3%). Excluding foreign currency, the decrease in net revenues was primarily the result of:

•
$843 million of decreased revenues at our WVC segment primarily due to decreased net VOI sales as a result of the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19 and decreased property management revenues, ancillary revenues, and commission revenues related to Fee-for-Service sales; and

•
$208 million of decreased revenues at our Panorama segment driven by the negative impact of COVID-19 and decreased vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019, partially offset by an increase in revenue at ARN, which was acquired in August 2019.

Expenses decreased $462 million for the six months ended June 30, 2020 compared with the same period last year. The decrease in expenses of $467 million (28.9%) was favorably impacted by foreign currency of $5 million (0.3%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$145 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•
$145 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19, including the $55 million benefit representing estimated recoveries related to the additional provision for loan losses associated with COVID-19;

•	$129 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales and increased estimated inventory recoveries associated with our provision for loan losses;

•	$116 million decrease in costs due to the sale of the North American vacation rentals business;

•	$46 million of cost reductions primarily associated with lower exchange and related service revenues;

•	$36 million decrease in property management expenses primarily due to lower management fees; and

•	$36 million decrease in separation costs; partially offset by

•	$67 million increase for COVID-19 related costs primarily due to workforce reduction;

•	$48 million increase in impairments directly related to COVID-19;

•	$38 million increase due to the write-down of exchange inventory;

•	$21 million increase in restructuring expense directly related to COVID-19; and

•	$20 million of increased revenue-related expenses from the ARN business.

Other income, net of other expenses decreased by $5 million for the six months ended June 30, 2020 compared with the same period last year, primarily due to the gain on sale of a building in 2019 and an unfavorable tax settlement in 2020, partially offset by higher business interruption recoveries in 2020.

Interest expense increased $5 million for the six months ended June 30, 2020 compared with the same period last year primarily due to higher average outstanding revolving credit facility balances driven by the draw down of our $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19.

Our effective tax rates were 10.0% and 27.1% for the six months ended June 30, 2020 and 2019. The reduced effective tax rate is primarily due to the change in our updated forecasts for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly reduced the overall effective tax rate.

As a result of these items, there was a Net loss attributable to Wyndham Destinations shareholders of $298 million for the six months ended June 30, 2020, as compared to Net income attributable to Wyndham Destinations shareholders of $204 million during the same period last year.

Our segment results are as follows (in millions):

	Six Months Ended June 30,
Net Revenues	2020	2019
Wyndham Vacation Clubs	$647	$1,493
Panorama	256	466
Total reportable segments	903	1,959
Corporate and other (a)	(2)	(2)
Total Company	$901	$1,957

Reconciliation of Net income to Adjusted EBITDA	Six Months Ended June 30,
	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(298)	$204
Gain on disposal of discontinued businesses, net of income taxes	—	(5)
(Benefit)/provision for income taxes	(33)	74
Depreciation and amortization	62	59
Interest expense	87	82
Interest (income)	(4)	(4)
Asset impairments (b)	48	—
COVID-19 related costs (c)	38	—
Exchange inventory write-off	38	—
Restructuring	25	4
Stock-based compensation	7	8
Legacy items (d)	2	1
Separation and related costs (e)	—	36
Adjusted EBITDA	$(28)	$459

	Six Months Ended June 30,
Adjusted EBITDA	2020	2019
Wyndham Vacation Clubs	$(90)	$331
Panorama	82	151
Total reportable segments	(8)	482
Corporate and other (a)	(20)	(23)
Total Company	$(28)	$459

(a)	Includes the elimination of transactions between segments.

(b)
Includes $5 million of bad debt expense related to a note receivable for the six months ended June 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of (Loss)/Income included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(c)
Includes severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(d)	Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and our separation from Cendant.

(e)	Includes $4 million of stock based compensation expense for the six months ended June 30, 2019.

Wyndham Vacation Clubs
Net revenues decreased $846 million and Adjusted EBITDA decreased $421 million during the six months ended June 30, 2020 compared with the same period of 2019. During the first quarter of 2020 and in anticipation of increased defaults on
VOCRs due to the impacts of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The net revenue decrease of $843 million (56.5%) was unfavorably impacted by foreign currency of $3 million (0.2%) and the total Adjusted EBITDA decrease of $421 million
(127.2%) was not materially impacted by foreign currency.

Other decreases in net revenues excluding the impact of currency were primarily driven by:

•
$669 million decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 62.0% decrease in tours resulting from the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19; partially offset by a $118 million decrease in our provision for loan losses primarily due to lower gross VOI sales;

•	$42 million decrease in property management revenues primarily due to lower management fees;

•	$9 million decrease in ancillary revenues primarily due to a decrease in trial vacation package revenue and our co-branded credit card program;

•	$8 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales; and

•	$7 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$145 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$145 million decrease in sales and commission expenses primarily due to lower gross VOI sales;

•	$129 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales and increased estimated inventory recoveries associated with our provision for loan losses;

•	$36 million decrease in property management expenses primarily due to lower management fees;

•	$5 million decrease in commission expense as a result of lower Fee-for-Service VOI sales;

•	$2 million decrease in consumer financing interest expense primarily due to a decrease in the weighted average interest rate on our non-recourse debt; and

•	$2 million decrease in general and administrative expenses; partially offset by

•	$33 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs; and

•	$28 million increase in COVID-19 related costs primarily due to workforce reduction.

Panorama
Net revenues decreased $210 million and Adjusted EBITDA decreased $69 million during the six months ended June 30, 2020 compared with the same period during 2019. Revenue decrease of $208 million (44.6%) was impacted by unfavorable foreign currency of $2 million (0.4%). Adjusted EBITDA decrease of $69 million (45.7%) was not materially impacted by foreign currency.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$107 million net decrease in exchange and related service revenues driven by the negative impact of COVID-19 which resulted in an increase in cancellations and a decrease in bookings;

•	$86 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019; and

•
$15 million net decrease in ancillary revenues primarily driven by the $33 million loss of ancillary revenue generated by the North American vacations rentals business, partially offset by an increase in revenue of $21 million from ARN, which was acquired in August 2019.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$116 million decrease in costs due to the sale of the North American vacation rentals business in October 2019;

•	$46 million of cost reductions primarily associated with lower exchange and related service revenues; partially offset by

•	$20 million of increased revenue-related expenses from the ARN business; and

•	$3 million gain on the sale of a building in the first quarter of 2019.

Corporate and other
Corporate Adjusted EBITDA increased $3 million during the six months ended June 30, 2020 compared to the same period in 2019 and was not materially impacted by foreign currency. The increase in Adjusted EBITDA was primarily due to lower employee-related costs and professional fees.

RESTRUCTURING PLANS
During the second quarter of 2020 we recorded $23 million of restructuring expense. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. We reduced the restructuring liability by less than $1 million of cash payments during the six months ended June 30, 2020. The remaining 2020 restructuring liability of $23 million is expected to be paid by the end of 2029.

During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the WVC segment, (ii) $2 million at the Panorama segment, and (iii) $1 million in our corporate operations. We reduced the restructuring liability by $1 million of cash payments during 2019. During the first quarter of 2020, we incurred an additional $1 million of restructuring expenses at the Panorama segment and less than $1 million at our corporate operations. We reduced the restructuring liability by an additional $3 million of cash payments during the six months ended June 30, 2020. The remaining 2019 restructuring liability of $2 million is expected to be paid by the end of 2021.
We have additional restructuring plans which were implemented prior to 2019 for which we reduced the liabilities by $3 million of cash payments during the six months ended June 30, 2020. The remaining liability of $1 million as of June 30, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	June 30, 2020	December 31, 2019	Change
Total assets	$7,597	$7,453	$144
Total liabilities	8,647	7,977	670
Total (deficit)	(1,050)	(524)	(526)

Total assets increased by $144 million from December 31, 2019 to June 30, 2020, primarily due to:

•	$697 million increase in Cash and cash equivalents primarily due to net cash proceeds from debt borrowings, partially offset by treasury share repurchases, and dividend payments; and

•
$79 million increase in Inventory primarily due to an increase in completed inventory partially offset by net COVID-19 impacts of inventory recoveries and exchange inventory write-offs. These increases were partially offset by

•	$13 million decrease in Restricted cash;

•	$14 million decrease in Trade receivables, net;

•
$505 million decrease in Vacation ownership contract receivables, net, primarily due to an increase in the loan loss provision driven by the economic downturn as a result of COVID-19 and principal payments received, partially offset by new originations;

•	$17 million decrease in Goodwill and other intangibles related to exchange rate fluctuations in goodwill and impairment of the Love Home Swap tradename at its Panorama segment; and

•	$68 million decrease in Other assets was driven by a decrease in other receivables and $23 million of right-of-use assets related to the abandoned lease in New Jersey.

Total liabilities increased by $670 million from December 31, 2019 to June 30, 2020, primarily due to:

•
$861 million increase in Debt due to $897 million increased borrowing under our revolving credit facility, offset by repayment of our $40 million 7.375% secured notes. This increase was partially offset by

•	$63 million decrease in Accrued expenses and other liabilities primarily due to decreases in accrued employee costs driven by COVID-19 workforce reductions;

•	$25 million decrease in Non-recourse vacation ownership debt primarily due to net repayments; and

•
$81 million decrease in deferred taxes primarily driven by a reduction of the liability for installment sale income recognition, increased loan loss provision related to COVID-19 impacts, and the abandoned lease in New Jersey.

Total deficit increased $526 million from December 31, 2019 to June 30, 2020, primarily due to $298 million of Net loss attributable to Wyndham Destinations shareholders; $125 million of treasury stock repurchases; and $88 million of dividends.

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

At the end of the first quarter, we drew down our $1.0 billion five-year revolving credit facility, which expires in May 2023, as a precautionary measure to enhance liquidity. As of June 30, 2020, we have $1.05 billion in cash and cash equivalents and $91 million of available capacity on our revolving credit facility, net of letters of credit.

On July 24, 2020, we issued $650 million senior secured notes maturing July 31, 2026, with an interest rate of 6.625%. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under our secured revolving credit facility, the future repayment of our 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, we repaid $350 million of our indebtedness under the secured revolving credit facility.

We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the second quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity. The impact of COVID-19 on the financial markets may have an impact on the availability of this type of funding in the near term and terms for hospitality/travel-related companies may command a higher interest rate.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility, with borrowing capability of $800 million through August 2021, had $286 million of available capacity as of June 30, 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capability of A$255 million and NZ$48 million through September 2021 and available capacity of $38 million as of June 30, 2020. Borrowings under this facility are required to be repaid no later than September 2023.

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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$130	$266	$(136)
Discontinued operations	—	(1)	1
Investing activities:
Continuing operations	(36)	(45)	9
Discontinued operations	—	(22)	22
Financing activities:
Continuing operations	598	(121)	719
Discontinued operations	—	—	—
Effects of changes in exchange rates on cash and cash equivalents	(8)	2	(10)
Net change in cash, cash equivalents and restricted cash	$684	$79	$605

Operating Activities
Net cash provided by operating activities from continuing operations was $130 million for the six months ended June 30, 2020, compared to $266 million in the prior year. This $136 million decrease was driven by a $497 million decrease in Net (loss)/income from continuing operations; partially offset by a $346 million decrease in cash utilized for working capital (cash outflow due to the net change in assets and liabilities); and by a $15 million increase in non-cash add-back items mainly due to higher provision for loan losses and asset impairments offset by lower deferred income taxes.

Net cash used in operating activities from discontinued operations was $1 million in 2019, related to the sale of the European vacation rentals business.

Investing Activities
Net cash used in investing activities from continuing operations was $36 million for the six months ended June 30, 2020, compared to $45 million in the prior year. This decrease was primarily related to the deferral of capital expenditure projects beyond 2020.

Net cash used in investing activities from discontinued operations was $22 million in 2019, related to the sale of the European vacation rentals business.

Financing Activities
Net cash provided by financing activities from continuing operations was $598 million for the six months ended June 30, 2020, compared to net cash used of $121 million in the prior year. The increase was primarily due to $655 million of higher net proceeds from debt and non-recourse debt, driven by our draw down of the $1.0 billion secured revolving credit facility; payments of $69 million made in 2019 to Wyndham Hotels, for which there was no equivalent in 2020; partially offset by an increase of $3 million in cash used for share repurchases.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchase program was suspended in March 2020 as a result of the impact of COVID-19. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors (“Board”).

During the six months ended June 30, 2020, we spent $78 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory to support vacation ownership sales for at least the next year. During 2020, we anticipate spending between $170 million and $190 million on vacation ownership development projects, a reduction of approximately $85 million due to the impact of COVID-19 on our industry and business. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be $191 million annually. We expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2020, we spent $39 million on capital expenditures primarily for information technology and sales center improvement projects. During 2020, we anticipate spending between $80 million and $85 million on capital expenditures, a reduction of approximately $40 million due to the impact of COVID-19, deferring several projects beyond 2020.

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

Under our current stock repurchase program, we repurchased 3.1 million shares at an average price of $40.79 for a cost of $125 million during the six months ended June 30, 2020. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19.

Dividends
During the quarterly periods ended March 31 and June 30, 2020, we paid cash dividends of $0.50 per share ($86 million in aggregate). During the quarterly periods ended March 31 and June 30, 2019, we paid cash dividends of $0.45 per share ($84 million in aggregate).

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

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2020, our interest coverage ratio was 5.4 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of June 30, 2020, our first lien leverage ratio was 3.4 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2020, we were in compliance with all of the financial covenants described above.

The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts in mid-March and suspended our sales and marketing operations. As a result, we significantly reduced our workforce and furloughed thousands of employees. These actions have had, and may continue to have, a significant negative impact on our operations which could impact our liquidity in the future. While we have reopened 85% of our U.S. resorts as of June 30, 2020, the continued impact of COVID-19 on our industry and business will lead to a higher first lien leverage ratio in the near term. On July 15, 2020, we amended the credit agreement which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified relief period through the first quarter of 2022. The relief period includes certain restrictions on the use of cash including exclusion of share repurchases before the leverage ratio returns to under 4.25 to 1.0. We have the option to terminate this relief period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio. See Note 27—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2020, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We have a USD bank conduit facility with an extended term through August 2021, and an AUD/NZD bank conduit facility, with a term through September 2021, amounting to a combined capacity of $1.01 billion. As of June 30, 2020, we had $324 million of availability under these asset-backed conduit facilities.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities. Access to public asset-backed security funding has slowed as COVID-19 negatively impacted the capital markets in the first half of 2020. During the second quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed recently in the public market, and more importantly, provides reinforcement that we expect to maintain adequate liquidity.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion as of June 30, 2020, of which $176 million is outstanding. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

During the second quarter of 2020, Moody’s Investors Service, Inc. downgraded our secured debt rating from Ba2 to Ba3 with a “negative outlook.” Our secured debt is rated BB- with a “negative outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of our credit rating downgrade and credit rating downgrade of Wyndham Hotels, see Note 25—Transactions with Former Parent and Former Subsidiaries - Matters Related to

the European Vacation Rentals Business to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs and vacation exchange fees. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is generally when members of our vacation exchange business book their vacations for the year. Our seasonality has been and could continue to be impacted by COVID-19.

The seasonality of our business may cause fluctuations in our quarterly operating results. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	7/1/20 - 6/30/21	7/1/21 - 6/30/22	7/1/22 - 6/30/23	7/1/23 - 6/30/24	7/1/24 - 6/30/25	Thereafter	Total
Non-recourse debt (a)	$234	$805	$217	$217	$233	$810	$2,516
Debt	252	652	1,304	301	280	1,096	3,885
Interest on debt (b)	248	214	174	126	105	138	1,005
Finance leases	5	3	1	1	—	—	10
Operating leases (c)	36	33	30	30	27	64	220
Purchase commitments (d)	319	205	139	120	121	427	1,331
Inventory sold subject to conditional repurchase (e)	47	59	—	—	—	—	106
Separation liabilities (f)	1	12	—	—	—	2	15
Other (g)	24	20	—	—	—	—	44
Total (h)	$1,166	$2,003	$1,865	$795	$766	$2,537	$9,132

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on debt, non-recourse debt, and finance leases; estimated using the stated interest rates on our debt and non-recourse debt.

(c)	Represents all operating leases including those with a lease of 12 months or less.

(d)	Includes (i) $1 billion for marketing-related activities, (ii) $177 million relating to the development of vacation ownership properties, and (iii) $39 million for information technology activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9—Inventory to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $39 million was included within Accrued expenses and other liabilities, and $11 million was included within Accounts payable on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(f)
Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and Spin-off (See Note 25—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).

(g)
Represents future consideration to be paid for the acquisition of ARN (See Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).

(h)
Excludes a $39 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. Given the impact of COVID-19 on our industry and business, we performed a qualitative assessment for impairment on each reporting unit’s goodwill as of June 30, 2020. Based on the results of these qualitative assessments we determined that it is more likely than not that our goodwill is not impaired. To the extent estimated discounted cash flows are revised downward for ARN, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.

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

In addition to the goodwill qualitative assessment mentioned above, as a result of the impacts of COVID-19 we also performed an interim impairment analysis on our property and equipment, inventory, other intangible assets and certain other assets as of June 30, 2020. There were $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and impairment of the Love Home Swap tradename. In the second quarter, we recorded a $24 million impairment related to the New Jersey lease (see Note 24—Restructuring to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details), and a $9 million impairment related to other assets including equity investments and furniture, fixtures and equipment. These impairments are included within the Asset impairments line of the Condensed Consolidated Statements of (Loss)/Income included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2020 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, and cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2020, was $683 million in non-recourse debt and $1.19 billion in corporate debt. A 100 basis point change in the underlying interest rates would result in a $7 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 17—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 25—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”), matters related to the European vacation rentals business, and the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2020, there have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

The global outbreak of COVID-19 and the recent temporary closure of all of our resorts and sales centers have significantly negatively affected our operations, and continued closure or reclosure, as well as the continuing impact of measures that limit our ability to operate, may significantly negatively affect our future business, financial condition and results of operations.

The global outbreak of novel coronavirus global pandemic (“COVID-19”) has led, and will likely continue to lead, to disruptions in the global economy. Tourism and travel-related industries continue to face significant disruption as a result of the COVID-19 pandemic, as the United States of America (“U.S.”) federal government and its individual states as well as foreign countries have taken, and in light of recent increases in new COVID-19 cases, will likely continue to take, actions to curb the spread of COVID-19, including encouraging or mandating "social distancing" and quarantines, mandating certain business closures, limiting the number of individuals that may gather in one location and implementing travel restrictions. COVID-19 has caused, and will likely continue to cause, extreme volatility in the equity markets and the capital markets, generally.

Our business has been significantly negatively affected by COVID-19. In response to COVID-19, we temporarily closed our resorts in mid-March across the globe and suspended our vacation ownership sales and marketing operations. Our temporary resort and sales center closures led to significant declines in our vacation ownership interest (“VOI”) sales during this closure period. We also experienced an increase in cancellations and a decrease in bookings for our vacation exchange business. As a result of these closures, we reduced our workforce and furloughed or laid off approximately 9,000 employees. Given the magnitude of these events, our revenues were negatively impacted and we expect to incur an estimated $106 million and $346 million of charges directly related to COVID-19 during the three and six months ended June 30, 2020. As of June 30, 2020, we have reopened 85% of our U.S. resorts and the majority of these resorts have re-opened to full capacity following local health guidelines. We are not able to estimate the date that the remaining suspended operations will resume. Approximately 7,000 employees remain laid off or furloughed. We have restarted our sales and marketing operations at the majority of the U.S. resorts that have reopened; however, revenue has not returned to pre-COVID-19 levels. While the levels of restrictions on operations imposed by governmental authorities have reduced in some locations, they have increased in other locations, and there is continued uncertainty regarding the trend of these restrictions going forward.

The duration of the impact of COVID-19 and our resort and sales centers closures and our ability to implement our growth strategy is uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve. Continued closure and/or reclosure of resorts and sales centers could result in additional COVID-19 charges, including idle pay for certain sales and marketing employees, and could result in potential further impairment of assets. If the impact of COVID-19 continues or worsens, our revenues will continue to be negatively impacted.

The actions we have taken to reduce operating costs and improve efficiency, including the layoff and furloughing of a substantial number of our employees and further changes we may make in the future to reduce costs, have caused and may continue to cause us to experience operational challenges, including as a result of furloughed employees not returning to employment because they have obtained alternative employment or otherwise, and may negatively impact our ability to attract and retain associates, our reputation and market share. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack, and any failure to effectively manage these risks and to timely identify and respond to any cyberattacks, may adversely affect our business. The pandemic may also have long-term effects on the nature of the office environment and remote working, which may present operational challenges that could adversely affect our business. Working remotely has caused strain for, and may adversely impact the productivity of, certain employees, which conditions, if prolonged, could harm our business. Additionally, efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens.

In addition, increases in unemployment due to COVID-19 and the measures implemented to contain the spread of the virus may negatively impact our VOI owners’ ability to repay their contract receivables. If unemployment rates increase and/or our collection experience for our vacation ownership contract receivables (“VOCRs”) declines more than we estimated in the first quarter, we may need to further increase our allowance for loan losses for VOCRs. The additional $225 million allowance recorded in the first quarter provided for the full estimated impact of a prolonged recession (approximately 18 months to return to pre-COVID-19 employment) based on our historical data for the most recent recession in 2008; therefore we would not expect any future additional adjustments to be as material as the adjustment taken in the first quarter.

Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity and remain in compliance with our debt covenants. However, the effects of COVID-19 may also negatively affect our ability to comply with existing covenants under our debt agreements, increase our cost of capital or make additional capital more difficult to obtain or available only on terms less favorable to us, if at all. Subject to the provisions of the amendment to our credit agreement (“Credit Agreement Amendment”), our secured revolving credit facility requires us to maintain a minimum interest coverage ratio of at least 2.50 to 1.00 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.00 as of the measurement date. However, the Credit Agreement Amendment establishes a relief period with respect to our secured revolving credit facility, which began on July 15, 2020, and will last until the earlier of April 1, 2022, and the termination by us of the relief period, subject to certain conditions (“Relief Period”). The Credit Agreement Amendment increases the leverage-based financial covenant by varying levels for each applicable quarter during the Relief Period, in each case which represents an increase to the existing leverage-based financial covenant of 4.25 to 1.00. Following the Relief Period, the Credit Agreement Amendment re-establishes the existing leverage-based financial covenant of 4.25 to 1.00, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the Credit Agreement). In addition, the Credit Agreement Amendment, among other things, increases the interest rate applicable to borrowings under our secured revolving credit facility based on our first lien leverage ratio in any given quarter until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the Amendment Effective Date and on or prior to the last day of the relevant fiscal quarter and requires us to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which shall increase to 2.50 to 1.00 after the Relief Period, the level existing prior to the Amendment Effective Date. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the Credit Agreement to take into consideration the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in our public filings and certain other specified materials. The continued impact of COVID-19 on our industry and business may impact our ability to maintain compliance with these debt covenants in the future. If we fail to comply with our debt covenants, including as amended by the Credit Agreement Amendment during the Relief Period, the lenders under our secured revolving credit facility and term loan B, subject to our right to cure, would have the right to terminate and declare the outstanding loans to be immediately due and payable, and any such default could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. Any continued impact of COVID-19 on our industry and business will also lead to a higher first lien leverage ratio in the future. If this ratio exceeds 3.75 to 1.0 before or after the aforementioned Relief Period, the interest rate on revolver borrowings will increase by 25 basis points, and we would be subject to higher fees associated with our letters of credit. In addition, during the Relief Period, the interest rate applicable to borrowings under our secured revolving credit facility based on the our first lien leverage ratio in any given quarter is subject to further increases.

COVID-19 has also impacted the public asset-backed securities market, and thus impacted our ability to issue asset-backed securities in the first quarter. However, in April 2020, we successfully closed on a $325 million private securitization financing at a higher cost compared to transactions we have completed in the past. The impact of COVID-19 on the financial markets may have an impact on the availability of this type of funding and other types of financing in the near term and terms for hospitality/travel-related companies may command a higher interest rate. The ongoing effects of COVID-19 on our operations could have a significant negative impact on our financial results, capital and liquidity, as well as our credit rating, and such negative impact could continue well beyond the containment of such outbreak. In connection with the sale of our European vacation rentals business, Wyndham Hotels provided certain post-closing credit support in the form of guarantees. As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s Investors Service, Inc. (“Moody’s”) and BB+ for Standard & Poor’s Rating Services (“S&P”) on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by us and one-third by Wyndham Hotels, as the selling entity, we are responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, we expect to post a £58 million surety bond and a £36 million letter of credit and maintain them until such time that either companies’ S&P’s and Moody’s credit rating improves to BB+/Ba1. In addition, as a result of Moody’s downgrade in May 2020, the coupon rate on the 2024, 2025, and 2027 notes will increase by 25 basis points effective October 1, 2020.

As of June 30, 2020, we had $324 million of availability under our asset-backed conduit facilities. Any further disruption to the asset-backed securities market could continue to negatively impact our ability to obtain asset-backed financings. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate as a result of the COVID-19 crisis or otherwise. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities, which may be negatively affected by COVID-19 and its impact on economic conditions and the credit of our VOCRs pools.

We utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. As a result of COVID-19, we could see a reduction in commitments from our surety providers. Any such reduction in commitments or reduced availability of bonding capacity, or a negative change to the terms and conditions and pricing of the bonding capacity may negatively impact our vacation ownership business.

The impact of the COVID-19 pandemic and possible resurgences, including continued resort and sales center closures or reclosures, any increases in cancellations or reduction in bookings, any reluctance of customers to travel even after all government restrictions and recommendations are no longer in effect or to spend on discretionary items such as vacation, as well as the uncertainty regarding the ongoing length and severity of the economic downturn caused by COVID-19, will continue to negatively impact our business and revenue, and we are unable to predict the full extent or nature of these impacts at this time. While we have made and continue to make efforts to mitigate the impacts of COVID-19, there can be no assurance that these efforts will be successful, and as a result, our future business, financial condition and results of operations may be significantly negatively impacted. The volatile conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify or incorporate by reference in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which in turn could significantly negatively affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2020	—	$—	—	$351,074,356
May 2020	—	—	—	351,074,356
June 2020	—	—	—	351,074,356
Total	—	$—	—	$351,074,356

On August 20, 2007, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017, for $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. In March 2020, we announced that we have suspended our share repurchase activity due to the uncertainty resulting from the COVID-19 pandemic, and no share repurchases were made during the quarter ended June 30, 2020.

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

WYNDHAM DESTINATIONS, INC.

Date: July 30, 2020	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 30, 2020	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer