Form 10-Q
period 2020-09-30
Wyndham Destinations, Inc.
filed 2020-10-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
85,861,306 shares of common stock outstanding as of September 30, 2020.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net income/(loss) before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent.

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

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Destinations, Inc. and subsidiaries (the "Company") as of September 30, 2020, the related condensed consolidated statements of income/(loss), comprehensive income/(loss) and (deficit) for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
October 28, 2020

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues
Service and membership fees	$291	$426	$845	$1,241
Consumer financing	115	132	360	385
Vacation ownership interest sales	196	528	273	1,384
Other	12	19	37	52
Net revenues	614	1,105	1,515	3,062
Expenses
Operating	263	450	861	1,269
Consumer financing interest	26	26	76	78
Cost/(recovery) of vacation ownership interests	22	60	(26)	141
General and administrative	101	129	295	379
Marketing	84	188	247	505
COVID-19 related costs	14	—	81	—
Asset impairments	6	—	50	—
Restructuring	2	—	27	4
Separation and related costs	—	7	—	44
Depreciation and amortization	32	31	94	90
Total expenses	550	891	1,705	2,510
Operating income/(loss)	64	214	(190)	552
Other (income), net	(5)	(6)	(11)	(18)
Interest expense	52	40	138	122
Interest (income)	(2)	(1)	(5)	(6)
Income/(loss) before income taxes	19	181	(312)	454
(Benefit)/provision for income taxes	(21)	46	(54)	120
Net income/(loss) from continuing operations	40	135	(258)	334
Gain on disposal of discontinued businesses, net of income taxes	—	—	—	5
Net income/(loss) attributable to Wyndham Destinations shareholders	$40	$135	$(258)	$339

Basic earnings/(loss) per share
Continuing operations	$0.47	$1.48	$(3.00)	$3.59
Discontinued operations	—	—	—	0.05
	$0.47	$1.48	$(3.00)	$3.64
Diluted earnings/(loss) per share
Continuing operations	$0.47	$1.47	$(3.00)	$3.58
Discontinued operations	—	—	—	0.06
	$0.47	$1.47	$(3.00)	$3.64

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss) attributable to Wyndham Destinations shareholders	$40	$135	$(258)	$339
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	21	(26)	(4)	(25)
Other comprehensive income/(loss), net of tax	21	(26)	(4)	(25)
Comprehensive income/(loss)	$61	$109	$(262)	$314

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,276	$355
Restricted cash (VIE - $88 as of 2020 and $110 as of 2019)	122	147
Trade receivables, net	122	144
Vacation ownership contract receivables, net (VIE - $2,737 as of 2020 and $2,984 as of 2019)	2,521	3,120
Inventory	1,331	1,199
Prepaid expenses	202	221
Property and equipment, net	679	680
Goodwill	958	970
Other intangibles, net	132	143
Other assets	479	474
Total assets	$7,822	$7,453
Liabilities and (deficit)
Accounts payable	$57	$73
Accrued expenses and other liabilities	953	973
Deferred income	481	541
Non-recourse vacation ownership debt (VIE)	2,457	2,541
Debt	4,184	3,034
Deferred income taxes	683	815
Total liabilities	8,815	7,977
Commitments and contingencies (Note 17)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 221,689,353 issued as of 2020 and 220,863,070 as of 2019	2	2
Treasury stock, at cost – 135,824,676 shares as of 2020 and 132,759,876 shares as of 2019	(6,508)	(6,383)
Additional paid-in capital	4,148	4,118
Retained earnings	1,414	1,785
Accumulated other comprehensive loss	(56)	(52)
Total stockholders’ (deficit)	(1,000)	(530)
Noncontrolling interest	7	6
Total (deficit)	(993)	(524)
Total liabilities and (deficit)	$7,822	$7,453

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net (loss)/income	$(258)	$339
Gain on disposal of discontinued businesses, net of income taxes	—	(5)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	94	90
Provision for loan losses	391	373
Deferred income taxes	(134)	36
Stock-based compensation	14	17
Asset impairments	50	12
Non-cash lease expense	19	24
Non-cash interest	16	16
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	24	(7)
Vacation ownership contract receivables	205	(464)
Inventory	(107)	(18)
Deferred income	(60)	18
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(28)	(128)
Other, net	(2)	18
Net cash provided by operating activities - continuing operations	224	321
Net cash used in operating activities - discontinued operations	—	(1)
Net cash provided by operating activities	224	320
Investing activities
Property and equipment additions	(56)	(75)
Acquisition of businesses, net of cash acquired	—	(51)
Purchase of investments	(50)	—
Proceeds from asset sales	—	6
Other, net	8	5
Net cash used in investing activities - continuing operations	(98)	(115)
Net cash used in investing activities - discontinued operations	—	(22)
Net cash used in investing activities	(98)	(137)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,462	1,671
Principal payments on non-recourse vacation ownership debt	(1,556)	(1,532)
Proceeds from debt	1,065	2,149
Principal payments on debt	(521)	(2,007)
Proceeds from notes issued	643	—
Repayment of notes	(42)	(2)
Repayments of vacation ownership inventory arrangement	(10)	(12)
Cash transferred to Wyndham Hotels related to Spin-off	—	(69)
Payment for deferred consideration liability	(11)	—
Dividends to shareholders	(112)	(125)
Proceeds from issuance of common stock	4	6
Repurchase of common stock	(128)	(215)
Debt issuance/modification costs	(17)	(15)
Net share settlement of incentive equity awards	(2)	(4)
Other, net	—	(1)
Net cash provided by/(used in) financing activities	775	(156)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(4)
Net change in cash, cash equivalents and restricted cash	896	23
Cash, cash equivalents and restricted cash, beginning of period	502	404
Cash, cash equivalents and restricted cash, end of period	1,398	427
Less: Restricted cash	122	148
Less: Cash and restricted cash included in assets of discontinued operations and held-for-sale business	—	29
Cash and cash equivalents	$1,276	$250

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM DESTINATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(134)	—	—	(134)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Change in stock-based compensation	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of March 31, 2020	85	2	(6,508)	4,119	1,607	(117)	6	(891)
Net loss	—	—	—	—	(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	40	—	40
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	4	—	—	—	4
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of June 30, 2020	85	2	(6,508)	4,128	1,399	(77)	6	(1,050)
Net income	—	—	—	—	40	—	—	40
Other comprehensive income	—	—	—	—	—	21	—	21
Issuance of shares	1	—	—	—	—	—	—	—
Change in stock-based compensation	—	—	—	6	—	—	—	6
Dividends ($0.30 per share)	—	—	—	—	(26)	—	—	(26)
Acquisition of a business	—	—	—	14	—	—	—	14
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	—	1	—	—	1
Balance as of September 30, 2020	86	$2	$(6,508)	$4,148	$1,414	$(56)	$7	$(993)

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

The WVC segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Panorama segment provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange.

The results of operations for 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Company temporarily closed its resorts in mid-March across the globe and suspended its sales and marketing operations. As a result, the Company significantly reduced its workforce and furloughed thousands of employees. Given these significant events, the Company’s revenues were negatively impacted and it incurred $31 million and $377 million of charges related to COVID-19 during the three and nine months ended September 30, 2020, which are discussed in further detail in Note 22—COVID-19 Related Items. As a precautionary measure to enhance liquidity, the Company drew down its $1.0 billion revolving credit facility at the end of the first quarter, and suspended its share repurchase activity. As of September 30, 2020, the Company has reopened 85% of its United States of America (“U.S.”) resorts (97% as of the date of this filing) and restarted 77% of its U.S. sales and marketing operations (79% as of the date of this filing). The Company estimates that the remaining suspended operations will resume in early 2021.

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

During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, completed the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale as of September 30, 2019. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations on the Condensed Consolidated Statements of Income/(Loss). See Note 7—Held-for-Sale Business for further details.

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

Reference Rate Reform. In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance is effective as of March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR as an interest rate benchmark is estimated to take place after 2021. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition. On October 27, 2020 the Company closed on the renewal of its U.S. Dollar (“USD”) bank conduit facility (see Note 27—Subsequent Events for additional details) and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. The Company intends to adopt such language, as appropriate, in its other relevant agreements prior to the end 2021.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating step two of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance was effective for the Company on January 1, 2020, including interim periods within the fiscal year, and was applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Condensed Consolidated Statements of Income/(Loss). The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were $149 million and $178 million during the three months ended September 30, 2020 and 2019, and $447 million and $519 million during the nine months ended September 30, 2020 and 2019. Management fee revenues were $86 million and $100 million during the three months ended September 30, 2020 and 2019, and $258 million and $294 million during the nine months ended September 30, 2020 and 2019. Reimbursable revenues were $63 million and $78 million during the three months ended September 30, 2020 and 2019, and $189 million and $225 million during the nine months ended September 30, 2020 and 2019. One of the associations that the Company manages paid its Panorama segment $7 million and $8 million for exchange services during the three months ended September 30, 2020 and 2019, and $20 million and $22 million during the nine months ended September 30, 2020 and 2019.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of September 30, 2020 and December 31, 2019, were as follows (in millions):

Contract Liabilities	September 30, 2020	December 31, 2019
Deferred subscription revenue	$180	$206
Deferred VOI trial package revenue	126	145
Deferred VOI incentive revenue	89	107
Deferred exchange-related revenue (a)	64	58
Deferred co-branded credit card programs revenue	17	19
Deferred other revenue	8	4
Total	$484	$539

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
Changes in contract liabilities for the nine months ended September 30, 2020 and 2019, follow (in millions):

Amount
Contract liabilities as of December 31, 2019	$539
Additions	180
Revenue recognized	(235)
Contract liabilities as of September 30, 2020	$484

Amount
Contract liabilities as of December 31, 2018	$519
Additions	305
Revenue recognized	(279)
Contract liabilities as of September 30, 2019	$545

Capitalized Contract Costs
The Company’s vacation ownership business incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of September 30, 2020 and December 31, 2019, these capitalized costs were $47 million and $53 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s vacation exchange business incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2020 and December 31, 2019, these capitalized costs were $17 million and $20 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2020 - 9/30/2021	10/1/2021 - 9/30/2022	10/1/2022 - 9/30/2023	Thereafter	Total
Subscription revenue	$111	$39	$16	$14	$180
VOI trial package revenue	126	—	—	—	126
VOI incentive revenue	89	—	—	—	89
Exchange-related revenue	58	4	1	1	64
Co-branded credit card programs revenue	4	3	6	4	17
Other revenue	8	—	—	—	8
Total	$396	$46	$23	$19	$484

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Wyndham Vacation Clubs
Property management fees and reimbursable revenues	$149	$178	$447	$519
Consumer financing	114	132	360	385
Vacation ownership interest sales (a)	196	528	273	1,384
Fee-for-Service commissions	6	—	10	12
Ancillary revenues	12	20	35	51
Total Wyndham Vacation Clubs	477	858	1,125	2,351

Panorama
Exchange revenues	122	158	352	498
Vacation rental revenues	—	60	—	146
Ancillary revenues	16	32	41	72
Total Panorama	138	250	393	716

Corporate and other
Ancillary revenues	—	(1)	—	1
Eliminations	(1)	(2)	(3)	(6)
Total Corporate and other	(1)	(3)	(3)	(5)

Net revenues	$614	$1,105	$1,515	$3,062

(a)
The Company increased its loan loss allowance by $225 million in the first quarter of 2020, due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss).

4.	Earnings/(Loss) Per Share
The computation of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Wyndham Destinations shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income/(loss) from continuing operations attributable to Wyndham Destinations shareholders	$40	$135	$(258)	$334
Gain on disposal of discontinued businesses attributable to Wyndham Destinations shareholders, net of tax	—	—	—	5
Net income/(loss) attributable to Wyndham Destinations shareholders	$40	$135	$(258)	$339

Basic earnings/(loss) per share
Continuing operations	$0.47	$1.48	$(3.00)	$3.59
Discontinued operations	—	—	—	0.05
	$0.47	$1.48	$(3.00)	$3.64
Diluted earnings/(loss) per share
Continuing operations	$0.47	$1.47	$(3.00)	$3.58
Discontinued operations	—	—	—	0.06
	$0.47	$1.47	$(3.00)	$3.64

Basic weighted average shares outstanding	85.9	91.7	86.1	93.0
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	0.2	0.3	—	0.3
Diluted weighted average shares outstanding (c)(d)	86.1	92.0	86.1	93.3

Dividends:
Aggregate dividends paid to shareholders	$26	$41	$112	$125

(a)
Excludes 1.0 million and 1.1 million restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2020, of which 0.1 million would have been dilutive for the nine months ended September 30, 2020 had the Company not been in a net loss position during this period. Excludes 0.3 million and 0.8 million of anti-dilutive RSUs for the three and nine months ended September 30, 2019. These shares could potentially dilute EPS in the future.

(b)
Excludes 0.3 million performance-vested restricted stock units (“PSUs”) for the three and nine months ended September 30, 2020, as the Company has not met the required performance metrics. Excludes 0.2 million PSUs for the three and nine months ended September 30, 2019, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.

(c)
Excludes 2.3 million and 2.1 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2020. Excludes 1.1 million and 1.0 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2019. These outstanding stock option awards could potentially dilute EPS in the future.

(d)	The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares Repurchased	Cost
As of December 31, 2019	108.2	$5,602
Repurchases	3.1	125
As of September 30, 2020	111.3	$5,727

The Company had $351 million of remaining availability under its program as of September 30, 2020. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company amended the credit agreement for its revolving credit facility and term loan B. Among other changes, the amendment places the Company into a relief period from July 15, 2020 through April 1, 2022 that prohibits the use of cash for share repurchases unless the first lien leverage ratio is below 4.25 to 1.0 after the share repurchase.

5.	Acquisitions
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at RCI by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired), subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of: (i) $48 million delivered at closing; (ii) Wyndham Destinations stock valued at $10 million (253,350 shares at $39.29 per share) delivered at closing; (iii) $21 million to be paid over 24 months post-closing ($11 million of which was paid on August 7, 2020); (iv) $10 million of contingent consideration based on achieving certain financial and operational metrics; and (v) additional shares of Wyndham Destinations stock valued at $14 million (468,100 shares at $28.84 per share) delivered on August 7, 2020.

The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The purchase price allocation, including the impacts of certain post-closing adjustments, consists of: (i) $27 million of developed software with a weighted average life of 10 years included within Property and equipment, net; (ii) $38 million of Goodwill; (iii) $35 million of definite-lived intangible assets with a weighted average life of 12 years primarily consisting of customer relationships; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. ARN is reported within the Panorama segment.

The Company completed purchase accounting for this transaction during the third quarter of 2020. The details above reflect the following final purchase accounting adjustments: $7 million increase in developed software and $7 million decrease in Goodwill.

Given the significant impact of COVID-19 on the travel industry, the Company performed a quantitative assessment of the goodwill acquired as part of the ARN acquisition during the third quarter of 2020. The quantitative assessment resulted in a fair value that exceeded the carrying amount by approximately 18%; therefore, the Company determined that the goodwill of ARN is not impaired.

Although the Company has determined that the goodwill of ARN is not impaired at this time, to the extent estimated discounted cash flows are revised downward, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, the Company may be required to write-down all or a portion of this goodwill, which would negatively impact earnings.

As a result of the impacts of COVID-19, the Company also performed an interim impairment analysis of ARN’s property and equipment and other intangible assets during the third quarter of 2020, and determined that it is more likely than not that these assets were not impaired.

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

The following table presents information regarding certain components of income from discontinued operations, net of income taxes (in millions) for the nine months ended September 30, 2020 and 2019, as there were no such amounts for the quarterly periods ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Gain on disposal of discontinued businesses, net of income taxes	$—	$5
Net income/(loss) attributable to Wyndham Destinations shareholders	$—	$5

The following table presents information regarding certain components of cash flows from discontinued operations (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$—	$(1)
Net cash used in investing activities	—	(22)
Net cash provided by/(used in) financing activities	—	—

7.	Held-for-Sale Business
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

The assets and liabilities of this business were classified as held-for-sale as of September 30, 2019. The business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale were reflected within continuing operations during the three and nine months ended September 30, 2019, on the Condensed Consolidated Statements of Income/(Loss). Prior to its sale, this business was reported within the Panorama segment.

8.	Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	September 30, 2020	December 31, 2019
Vacation ownership contract receivables:
Securitized	$2,737	$2,984
Non-securitized	572	883
Vacation ownership contract receivables, gross	3,309	3,867
Less: Allowance for loan losses	788	747
Vacation ownership contract receivables, net	$2,521	$3,120

During the three and nine months ended September 30, 2020, the Company’s securitized VOCRs generated interest income of $92 million and $303 million. During the three and nine months ended September 30, 2019, the Company’s securitized VOCRs generated interest income of $103 million and $303 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss).

During the nine months ended September 30, 2020 and 2019, the Company originated VOCRs of $338 million and $1.16 billion, and received principal collections of $543 million and $696 million. The weighted average interest rate on outstanding VOCRs was 14.4% as of September 30, 2020 and December 31, 2019.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses	391
Contract receivables write-offs, net	(350)
Allowance for loan losses as of September 30, 2020	$788

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses	373
Contract receivables write-offs, net	(340)
Allowance for loan losses as of September 30, 2019	$767

The Company recorded a provision for loan losses of $45 million and $391 million as a reduction of net revenues during the three and nine months ended September 30, 2020, and $135 million and $373 million for the three and nine months ended September 30, 2019. Due to the current economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss) recorded during the first quarter of 2020.

Estimating the amount of the additional loan loss allowance for COVID-19 involved the use of significant estimates and assumptions. Management based its estimates on the Company’s historical data during the most recent recession in 2008 utilizing the relationship between unemployment rates and net new defaults. Specifically, historical data indicated that net new defaults did not return to prior levels until 15-20 months after the peak in unemployment. Given the significant amount of government assistance provided to consumers in the early stages of the pandemic, the Company expects defaults to remain elevated at or just beyond the later end of that range. The Company will continue to monitor this reserve as more information becomes available.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,749	$902	$195	$104	$213	$3,163
31 - 60 days	19	23	13	4	1	60
61 - 90 days	14	16	13	3	1	47
91 - 120 days	10	14	11	3	1	39
Total (a)	$1,792	$955	$232	$114	$216	$3,309

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,019	$1,049	$196	$134	$250	$3,648
31 - 60 days	25	37	21	5	2	90
61 - 90 days	18	28	17	3	1	67
91 - 120 days	13	21	24	3	1	62
Total (a)	$2,075	$1,135	$258	$145	$254	$3,867

(a)	Includes contracts under temporary deferment (up to 180 days). As of September 30, 2020 and December 31, 2019, contracts under deferment total $86 million and $8 million.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$336	$142	$12	$16	$41	$547
2019	530	314	75	30	73	1,022
2018	369	202	59	23	37	690
2017	238	125	38	17	22	440
2016	137	70	19	11	16	253
Prior	182	102	29	17	27	357
Total	$1,792	$955	$232	$114	$216	$3,309

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
2019	$866	$454	$54	$53	$119	$1,546
2018	486	285	80	32	49	932
2017	303	166	51	23	29	572
2016	173	89	29	14	20	325
2015	99	56	17	9	14	195
Prior	148	85	27	14	23	297
Total	$2,075	$1,135	$258	$145	$254	$3,867

9.	Inventory
Inventory consisted of (in millions):

	September 30, 2020	December 31, 2019
Land held for VOI development	$1	$3
VOI construction in process	26	24
Inventory sold subject to repurchase	19	24
Completed VOI inventory	997	802
Estimated VOI recoveries	278	281
Vacation exchange credits and other	10	65
Total inventory	$1,331	$1,199

The Company had net transfers of VOI inventory to property and equipment of $28 million and less than $1 million during the nine months ended September 30, 2020 and 2019.

In the first quarter of 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $38 million reduction of exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. During the third quarter of 2020, the Company recorded an additional $10 million reduction to exchange inventory. These write-offs are included within Operating expenses on the Condensed Consolidated Statements of Income/(Loss). The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2020 and beyond.

Inventory Sale Transactions
During the third quarter of 2020, the Company acquired properties located in Orlando, Florida, and Moab, Utah, from third-party developers for vacation ownership inventory and property and equipment.

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

Inventory Obligations
The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Avon (a)	Las Vegas (a)	Austin (a)	Orlando (a)	Moab (a)	Other (b)	Total
December 31, 2019	$—	$43	$—	$—	$—	$6	$49
Purchases	—	15	—	44	37	87	183
Payments	—	(39)	—	(22)	—	(83)	(144)
September 30, 2020	$—	$19	$—	$22	$37	$10	$88

December 31, 2018	$11	$52	$31	$—	$—	$6	$100
Purchases	—	13	1	—	—	93	107
Payments	(11)	(36)	(32)	—	—	(86)	(165)
September 30, 2019	$—	$29	$—	$—	$—	$13	$42

(a)	Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

(b)	Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $86 million as of September 30, 2020.

10.	Property and Equipment
Property and equipment, net, consisted of (in millions):

	September 30, 2020	December 31, 2019
Land	$30	$28
Building and leasehold improvements	591	572
Furniture, fixtures and equipment	229	218
Capitalized software	685	652
Finance leases	14	14
Construction in progress	36	40
Total property and equipment	1,585	1,524
Less: Accumulated depreciation and amortization	906	844
Property and equipment, net	$679	$680

11.	Debt
The Company’s indebtedness consisted of (in millions):

	September 30, 2020	December 31, 2019
Non-recourse vacation ownership debt: (a)
Term notes (b)	$2,190	$1,969
USD bank conduit facility (due August 2021) (c)	106	508
AUD/NZD bank conduit facility (due September 2021) (d)	161	64
Total	$2,457	$2,541

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$547	$—
$300 million secured term loan B (due May 2025)	292	293
$40 million 7.375% secured notes (due March 2020)	—	40
$250 million 5.625% secured notes (due March 2021)	250	249
$650 million 4.25% secured notes (due March 2022) (g)	649	649
$400 million 3.90% secured notes (due March 2023) (h)	403	404
$300 million 5.40% secured notes (due April 2024)	298	298
$350 million 6.35% secured notes (due October 2025) (i)	343	342
$650 million 6.625% secured notes (due July 2026)	641	—
$400 million 5.75% secured notes (due April 2027) (j)	408	409
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	8	5
Total	$4,184	$3,034

(a)
Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.85 billion and $3.12 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2020 and December 31, 2019.

(b)	The carrying amounts of the term notes are net of deferred financing costs of $25 million and $23 million as of September 30, 2020 and December 31, 2019.

(c)
The Company has a borrowing capability of $800 million under the USD bank conduit facility through August 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2022. On October 27, 2020 the Company renewed this facility, extending the end of the commitment period from August 30, 2021 to October 31, 2022. See Note 27—Subsequent Events for additional details.

(d)
The Company has a borrowing capability of 255 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through September 2021. Borrowings under this facility are required to be repaid no later than September 2023.

(e)
The carrying amounts of the secured notes and term loan are net of unamortized discounts of $17 million and $12 million as of September 30, 2020 and December 31, 2019, and net of unamortized debt financing costs of $8 million and $7 million as of September 30, 2020 and December 31, 2019.

(f)
The weighted average effective interest rate on borrowings from this facility were 3.01% and 5.19% as of September 30, 2020 and December 31, 2019. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. The Company had $1.28 billion in Cash and cash equivalents on the Condensed Consolidated Balance Sheet at September 30, 2020.

(g)	Includes $1 million of unamortized gains from the settlement of a derivative as of September 30, 2020 and December 31, 2019.

(h)	Includes $4 million and $5 million of unamortized gains from the settlement of a derivative as of September 30, 2020 and December 31, 2019.

(i)	Includes $5 million and $6 million of unamortized losses from the settlement of a derivative as of September 30, 2020 and December 31, 2019.

(j)	Includes $11 million and $13 million of unamortized gains from the settlement of a derivative as of September 30, 2020 and December 31, 2019.

Sierra Timeshare 2020-1 Receivables Funding LLC
On April 29, 2020, the Company closed a private securitization financing, issued by Sierra Timeshare 2020-1 Receivables Fundings LLC, with an initial principal amount of $325 million, secured by VOCRs and bearing a floating interest rate of 3.50% as of September 30, 2020. The advance rate for this transaction was 85%.

Sierra Timeshare 2020-2 Receivables Funding LLC
On August 13, 2020, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2020-2 Receivables Fundings LLC, with an initial principal amount of $575 million, which are secured by VOCRs and bear interest at a weighted average coupon rate of 2.81%. The advance rate for this transaction was 90%.

Debt
On May 6, 2020, the Company’s corporate notes were downgraded by Moody’s Investors Service, Inc. (“Moody’s”). As a result of such notes being downgraded, pursuant to the terms of the indentures governing the Company’s 5.40% notes due 2024, the 6.35% notes due 2025, and the 5.75% notes due 2027, the interest rates applicable to such series of notes were all increased by 0.25% per annum, effective October 1, 2020. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s, or a substitute rating agency.

Secured Notes. On July 24, 2020, the Company issued secured notes, with a face value of $650 million and an interest rate of 6.625%, for net proceeds of $643 million. Debt discount and deferred financing costs were $7 million and $2 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears on the notes. The notes will mature on July 31, 2026, and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under its secured revolving credit facility, the future repayment of the Company’s 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, the Company used a portion of the secured notes proceeds to repay $350 million of its indebtedness under the secured revolving credit facility.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2020, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$366	$253	$619
Between 1 and 2 years	316	652	968
Between 2 and 3 years	254	951	1,205
Between 3 and 4 years	256	299	555
Between 4 and 5 years	270	291	561
Thereafter	995	1,738	2,733
	$2,457	$4,184	$6,641

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of September 30, 2020, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,014	$1,000
Less: Outstanding borrowings	267	547
Less: Letters of credit	—	60
Available capacity	$747	$393

(a)
Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.

(b)	Consists of the Company’s $1.0 billion secured revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment establishes a relief period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022, or the termination by the Company of the relief period, subject to certain conditions (“Relief Period”). The Credit Agreement Amendment increases the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. During the third quarter of 2020, the Credit Agreement Amendment increased the maximum first lien leverage ratio to 6.50 to 1.0. Following the Relief Period, the Credit Agreement Amendment reestablishes the existing leverage-based financial covenant of 4.25 to 1.0, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the credit agreement). In addition, the Credit Agreement Amendment, among other things, increases the interest rate applicable to borrowings under the Company’s secured revolving credit facility based on the Company’s first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter; and requires the Company and its subsidiaries to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.0, which shall increase to 2.50 to 1.0 after the Relief Period, the level existing prior to the effective date of the Credit Agreement Amendment. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the Credit Agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in the Company’s public filings and certain other specified materials. The Relief Period includes certain restrictions on the use of cash including the prohibition of share repurchases unless the first lien leverage ratio is below the original ratio of 4.25 to 1.0 after the share repurchase. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

As of September 30, 2020, the Company’s first lien leverage ratio was 4.1 to 1.0 and the Company’s interest coverage ratio was 4.2 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2020, the Company was in compliance with the financial covenants described above.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2020, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $52 million and $138 million during the three and nine months ended September 30, 2020. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million and $1 million of capitalized interest during the three and nine months ended September 30, 2020. Cash paid related to such interest was $126 million during the nine months ended September 30, 2020.

The Company incurred interest expense of $40 million and $122 million during the three and nine months ended September 30, 2019. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $1 million and $2 million of capitalized interest in each period. Cash paid related to such interest was $119 million during the nine months ended September 30, 2019.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $26 million and $76 million during the three and nine months ended September 30, 2020, $26 million and $78 million during the three and nine months ended September 30, 2019, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income/(Loss). Cash paid related to such interest was $56 million and $61 million for the nine months ended September 30, 2020 and 2019.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2020	December 31, 2019
Securitized contract receivables, gross (a)	$2,737	$2,984
Securitized restricted cash (b)	88	110
Interest receivables on securitized contract receivables (c)	26	25
Other assets (d)	3	4
Total SPE assets	2,854	3,123
Non-recourse term notes (e) (f)	2,190	1,969
Non-recourse conduit facilities (e)	267	572
Other liabilities (g)	1	4
Total SPE liabilities	2,458	2,545
SPE assets in excess of SPE liabilities	$396	$578

(a)	The Company does not allocate allowance for loan losses to SPEs. This amount is included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.

(b)	Included in Restricted cash on the Condensed Consolidated Balance Sheets.

(c)	Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

(d)	Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.

(e)	Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.

(f)	Includes deferred financing costs of $25 million and $23 million as of September 30, 2020 and December 31, 2019, related to non-recourse debt.

(g)	Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $572 million and $883 million as of September 30, 2020 and December 31, 2019. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2020	December 31, 2019
SPE assets in excess of SPE liabilities	$396	$578
Non-securitized contract receivables	572	883
Less: Allowance for loan losses	788	747
Total, net	$180	$714

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

During the nine months ended September 30, 2019, the SPE conveyed $23 million of property and equipment to the Company.

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

The Company’s derivative instruments currently consist of interest rate caps, foreign exchange forward contracts, foreign exchange spots, and foreign exchange swaps.

As of September 30, 2020, the Company had foreign exchange contracts which resulted in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities (all of which are Level 2) are remeasured at estimated fair value and thus are equal to the carrying value.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,521	$3,162	$3,120	$3,907
Liabilities
Debt (Level 2)	$6,641	$6,675	$5,575	$5,709

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

14.	Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound, Australian and Canadian dollars, and the Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

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

September 30, 2020, the Company had no fair value interest rate hedges.

Losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2020 and 2019, were not material.

15.	Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate was (110.5)% and 25.4% for the three months ended September 30, 2020 and 2019. The Company’s effective tax rate was 17.3% and 26.4% for the nine months ended September 30, 2020 and 2019. The change in the effective tax rate is primarily due to the change in the Company’s updated forecasts for taxable earnings for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly impacted the overall effective tax rate of the Company. The Company reported a tax benefit on pre-tax income for the third quarter of 2020 resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

The Company made income tax payments, net of tax refunds, of $47 million and $82 million during the nine months ended September 30, 2020 and 2019. The Company also made income tax payments of $39 million during the nine months ended September 30, 2019, resulting from the sale of the Company’s European vacation rentals business.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. The significant negative impacts of COVID-19 resulted in the establishment of additional valuation allowances during the nine months ended September 30, 2020 of $8 million related to foreign tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded $3 million and $24 million of employee retention tax credits for the three and nine months ended September 30, 2020, including credits from similar programs outside the U.S. These credits are reflected within COVID-19 related costs on the Condensed Consolidated Statements of Income/(Loss). The Company expects to continue to participate in these programs to a lesser degree in the fourth quarter of 2020. The Company has deferred social security payments and will have additional depreciation deductions relating to qualified improvement property. While the Company continues to review and consider any available benefits under the CARES Act or similar legislation that may be enacted in response to the COVID-19 pandemic for which it qualifies, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot assure that it will be able to receive such benefits in a timely manner.

16.	Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the statements of income/(loss).

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

The Company had right-of-use assets of $104 million and $136 million and related lease liabilities of $171 million and $180 million as of September 30, 2020 and December 31, 2019. Right-of-use assets are included within Other assets, and the related lease liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$7	$9	$24	$28

Short-term lease cost	$4	$6	$11	$18

Finance lease cost:
Amortization of right-of-use assets	$1	$—	$2	$1
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$—	$2	$1

The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$35
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	3	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9	$17
Finance leases	6	2

The table below presents the lease-related assets and liabilities recorded on the balance sheets:

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$104	$136
Operating lease liabilities	Accrued expenses and other liabilities	171	180

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$8	$5
Finance lease liabilities	Debt	8	5

Weighted average remaining lease term:
Operating leases		7.3 years	7.8 years
Finance leases		2.8 years	2.8 years
Weighted average discount rate:
Operating leases (b)		6.2%	6.2%
Finance leases		5.6%	4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents maturities of lease liabilities as of September 30, 2020 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2020	$9	$1
2021	35	4
2022	31	3
2023	30	1
2024	29	—
Thereafter	78	—
Total minimum lease payments	212	9
Less: Amount of lease payments representing interest	(41)	(1)
Present value of future minimum lease payments	$171	$8

Subsequent to the Spin-off and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during the nine months ended September 30, 2019, the Company recorded $12 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. These impairment charges are included within Separation and related costs on the Condensed Consolidated Statements of Income/(Loss).

Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was also notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures, and equipment. During the third quarter of 2020, the Company incurred $5 million of impairment charges related to right-of-use assets at closed sales centers within its WVC segment.

17.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Wyndham Destinations Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its vacation ownership business–breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its Panorama business–breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $13 million as of September 30, 2020 and December 31, 2019. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 25—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $33 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of September 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range to an amount that is less than $1 million.

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

18.	Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive (loss)/income are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(6)	—	—	(6)
Balance, September 30, 2020	$(154)	$(1)	$1	$(154)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive income	2	—	—	2
Balance, September 30, 2020	$97	$1	$—	$98

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(4)	—	—	(4)
Balance, September 30, 2020	$(57)	$—	$1	$(56)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive loss before reclassifications	(26)	—	—	(26)
Amount reclassified to earnings	—	1	—	1
Balance, September 30, 2019	$(173)	$(1)	$2	$(172)

Tax
Balance, December 31, 2018 (a)	$94	$2	$(1)	$95
Other comprehensive income/(loss) before reclassifications	1	(1)	—	—
Amount reclassified to earnings	—	—	—	—
Balance, September 30, 2019	$95	$1	$(1)	$95

Net of Tax
Balance, December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive loss before reclassifications	(25)	(1)	—	(26)
Amount reclassified to earnings	—	1	—	1
Balance, September 30, 2019	$(78)	$—	$1	$(77)

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

Reclassifications out of AOCL are presented in the following table. Amounts in parenthesis indicate debits to the Condensed Consolidated Statements of Income/(Loss) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Unrealized losses on cash flow hedge, net
Gain on disposal of discontinued businesses, net of income taxes	$—	$—	$—	$(1)
Net income/(loss) attributable to Wyndham Destinations shareholders	$—	$—	$—	$(1)

19.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”), and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2020, 11.9 million shares remain available.

Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options. Of these awards, the majority of NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the nine months ended September 30, 2020, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2019	Granted	Vested/Exercised	Forfeitures(a)	Balance, September 30, 2020
RSUs
Number of RSUs	1.0	1.0	(0.3)	(0.1)	1.6	(b)
Weighted average grant price	$46.32	$33.60	$46.43	$43.07	$38.34

PSUs
Number of PSUs	0.2	0.1	—	—	0.3	(c)
Weighted average grant price	$44.38	$41.04	$—	$—	$42.57

SSARs
Number of SSARs	0.2	—	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$—	$34.52

NQs
Number of NQs	1.3	1.1	—	(0.1)	2.3	(e)
Weighted average grant price	$46.84	$41.04	$—	$42.89	$44.16

(a)	The Company recognizes forfeitures as they occur.

(b)	Aggregate unrecognized compensation expense related to RSUs was $51 million as of September 30, 2020, which is expected to be recognized over a weighted average period of 2.7 years.

(c)	There was no unrecognized compensation expense related to PSUs as of September 30, 2020.

(d)	There were 0.2 million SSARs that were exercisable as of September 30, 2020. There was no unrecognized compensation expense related to SSARs as of September 30, 2020, as all SSARs are vested.

(e)	Unrecognized compensation expense for NQs was $12 million as of September 30, 2020, which is expected to be recognized over a weighted average period of 3.0 years.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $6 million and $14 million during the three and nine months ended September 30, 2020, and $5 million and $17 million during the three and nine months ended September 30, 2019, related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Stock based compensation expense includes $4 million for the nine months ended September 30, 2019, which has been classified within Separation and related costs on the Condensed Consolidated Statements of Income/(Loss).

The Company paid $2 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2020, and $4 million during the nine months ended September 30, 2019.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to issuances under this plan during the nine months ended September 30, 2020 and 2019.

20.	Segment Information
The Company has two operating segments: WVC and Panorama. The WVC segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Panorama segment provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which was part of its Panorama segment, and completed the sale of this business on October 22, 2019. The assets and liabilities of this business were classified as held-for-sale until the sale was completed. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the 2019 results presented in the tables below. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2020	2019	2020	2019
Wyndham Vacation Clubs	$477	$858	$1,125	$2,351
Panorama	138	250	393	716
Total reportable segments	615	1,108	1,518	3,067
Corporate and other (a)	(1)	(3)	(3)	(5)
Total Company	$614	$1,105	$1,515	$3,062

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income/(loss) to Adjusted EBITDA	2020	2019	2020	2019
Net income/(loss) attributable to Wyndham Destinations shareholders	$40	$135	$(258)	$339
Gain on disposal of discontinued businesses, net of income taxes	—	—	—	(5)
(Benefit)/provision for income taxes	(21)	46	(54)	120
Depreciation and amortization	32	31	94	90
Interest expense	52	40	138	122
Interest (income)	(2)	(1)	(5)	(6)
Asset impairments (b)	6	—	54	—
COVID-19 related costs (c)	13	—	51	—
Exchange inventory write-off	10	—	48	—
Restructuring	2	—	27	4
Stock-based compensation	6	5	14	13
Legacy items (d)	1	—	2	1
Acquisition and divestiture related costs	—	4	—	4
Separation and related costs (e)	—	7	—	44
Adjusted EBITDA	$139	$267	$111	$726

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2020	2019	2020	2019
Wyndham Vacation Clubs	$96	$203	$6	$534
Panorama	60	83	142	234
Total reportable segments	156	286	148	768
Corporate and other (a)	(17)	(19)	(37)	(42)
Total Company	$139	$267	$111	$726

(a)	Includes the elimination of transactions between segments.

(b)
Includes $5 million of bad debt expense related to a note receivable for the nine months ended September 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss).

(c)
Reflects severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(d)
Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and the Company’s separation from Cendant.

(e)	Includes $4 million of stock based compensation expense for the nine months ended September 30, 2019.

Segment Assets (a)	September 30, 2020	December 31, 2019
Wyndham Vacation Clubs	$5,064	$5,582
Panorama	1,365	1,482
Total reportable segments	6,429	7,064
Corporate and other	1,393	389
Total Company	$7,822	$7,453

(a)	Excludes investment in consolidated subsidiaries.

21.	Separation and Related Costs
During the three and nine months ended September 30, 2019, the Company incurred $7 million and $44 million of expenses, in connection with the Spin-off which are reflected in continuing operations. These costs were comprised of stock compensation, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of the Company abandoning portions of its former corporate headquarters. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint.

22.	COVID-19 Related Items
During the three and nine months ended September 30, 2020, the Company incurred $14 million and $81 million of expenses in connection with COVID-19 which are included within COVID-19 related costs on the Condensed Consolidated Statements of Income/(Loss). A reduction in workforce in March resulted in the layoff or furlough of approximately 9,000 employees. As of September 30, 2020, there were approximately 5,700 employees that were laid off or remained furloughed. Of the COVID-19 related costs, $9 million and $68 million were recognized during the three and nine months ended September 30, 2020, related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations are suspended, and vacation payments associated with furloughed employees. These charges consisted of (i) $7 million and $53 million at the WVC segment, (ii) $1 million and $6 million at the Panorama segment, and (iii) $1 million and $9 million at the Company’s corporate operations during the three and nine months ended September 30, 2020.

The COVID-19 employee-related costs during the three and nine months ended September 30, 2020 included $3 million and $24 million of employee retention credits earned in connection with government programs, primarily the CARES Act. This provision of the CARES Act has no additional requirements or restrictions.

As of September 30, 2020, the Company had liabilities of $12 million for COVID-19 employee-related costs included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with the Company’s COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of				Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	Other (a)	September 30, 2020
COVID-19 employee-related	$—	$68	$(55)	$(1)	$12
	$—	$68	$(55)	$(1)	$12

(a)	Includes employee-related write-offs.

In the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million for the nine months ended September 30, 2020. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 8—Vacation Ownership Contract Receivables for additional details.

As a result of the impact on the business from COVID-19, the Company performed impairment analyses resulting in $6 million and $50 million of impairments for the three and nine months ended September 30, 2020. These impairments include: (i) $6 million of impairments during the third quarter at the WVC segment driven by right-to-use leases and related fixed assets due to sales center closures; (ii) a $24 million impairment during the second quarter related to the New Jersey lease discussed in Note 24—Restructuring; (iii) $9 million of impairments during the second quarter related to other assets including equity investments and furniture, fixtures and equipment; and (iv) $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and the Love Home Swap tradename. Refer to Note 23 —Impairments for additional details.

Other impairments include $48 million of exchange inventory write-offs during the nine months ended September 30, 2020 as discussed in Note 9—Inventory, and $5 million of bad debt expense related to a note receivable recorded in the second quarter of 2020. These impairments are included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss).

The Company also recognized $24 million of restructuring charges during the nine months ended September 30, 2020. This was driven by $22 million related to the New Jersey lease discussed in Note 24—Restructuring recognized during the second quarter of 2020.

The tables below present the COVID-19 related impacts to the Company’s results of operations for the three and nine months ended September 30, 2020, and the related classification on the Condensed Consolidated Statements of Income/(Loss) (in millions):

Three Months Ended	Wyndham Vacation Clubs	Panorama	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$11	$1	$2	$14	COVID-19 related costs
Asset impairments	6	—	—	6	Asset impairments
Exchange inventory write-off	—	10	—	10	Operating expenses
Lease related	1	—	—	1	Restructuring
Total COVID-19	$18	$11	$2	$31

Nine Months Ended	Wyndham Vacation Clubs	Panorama	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	62	6	13	81	COVID-19 related costs
Asset impairments	20	34	—	54	Asset impairments/Operating expenses
Exchange inventory write-off	—	48	—	48	Operating expenses
Lease related	2	22	—	24	Restructuring
Total COVID-19	$254	$110	$13	$377

23.	Impairments
The Company recognized $6 million and $50 million of impairments during the three and nine months ended September 30, 2020. During the first quarter of 2020, there were $6 million of impairments at the WVC segment related to prepaid development costs and undeveloped land and $4 million at the Panorama segment related to the Love Home Swap tradename. In the second quarter, the Company recorded a $24 million impairment at the Panorama segment related to the New Jersey lease discussed in Note 24—Restructuring and the associated furniture, fixtures and equipment, a $6 million impairment for equity investments held at the Panorama segment, and a $3 million impairment at the WVC segment related to lease assets and furniture, fixtures and equipment. During the third quarter, $6 million of impairments were driven by right-to-use leases and related fixed assets within the WVC operating segment due to sales center closures.

24.	Restructuring
2020 Restructuring Plans
During the nine months ended September 30, 2020, the Company recorded $24 million of COVID-19 related restructuring charges. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at its Panorama segment. The Company also recognized $2 million of facility-related restructuring charges and $6 million of impairment charges associated with closed sales centers at its WVC segment. The Company reduced the 2020 restructuring liability by less than $1 million of cash payments during the nine months ended September 30, 2020. The remaining 2020 restructuring liability of $24 million is expected to be paid by the end of 2029.

2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the WVC segment, (ii) $2 million at the Panorama segment, and (iii) $1 million at the Company’s corporate operations. The Company reduced its restructuring liability by $1 million of cash payments during 2019. During the nine months ended September 30, 2020, the Company incurred an additional $2 million of restructuring expenses at its Panorama segment and $1 million at its corporate operations. The Company reduced this restructuring liability by $5 million of cash payments during the nine months ended September 30, 2020. The remaining 2019 restructuring liability of $2 million is expected to be paid by the end of 2021.

The Company implemented additional restructuring plans prior to 2019 for which the Company reduced the liabilities by $3 million of cash payments during the nine months ended September 30, 2020. The remaining liability of less than $1 million as of September 30, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	September 30, 2020
Personnel-related	$7	$3	$(8)	$2
Facility-related	—	24	—	24
	$7	$27	$(8)	$26

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

As of September 30, 2020, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2019, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Wyndham Destinations entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

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

Wyndham Destinations entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During the three and nine months ended September 30, 2020, transition service agreement expenses of less than $1 million were included in General and administrative expense. For the three and nine months ended September 30, 2019, transition service agreement expenses included $1 million and $2 million within General and administrative expense, and less than $1 million and $2 million within Separation and related costs on the Condensed Consolidated Statements of Income/(Loss). Transition service agreement income during the nine months ended September 30, 2019, was $1 million, included in Other revenue. As of September 30, 2020, these transition services have ended.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2020. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

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

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $45 million at September 30, 2020. The Company has a $15 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to an approximate $81 million on a perpetual basis. The estimated fair value of such guarantees was $39 million at September 30, 2020. Wyndham Destinations is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Wyndham Destinations and one-third by Wyndham Hotels, as the selling entity, Wyndham Destinations is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during the third quarter, the Company posted a £58 million surety bond and a £36 million letter of credit ($75 million and $46 million as of September 30, 2020) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

The estimated fair value of the guarantees and indemnifications for which Wyndham Destinations is responsible related to the sale of the European vacation rentals business, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $95 million and was recorded in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2020. Total receivables of $23 million were included in Other assets on the Condensed Consolidated Balance Sheets at September 30, 2020, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. The Company finds no basis for such adjustments, and at this time the Company cannot reasonably estimate the probability or amount of the potential liability that may be owed to Awaze, if any. Any potential liability would be shared two-thirds and one-third between the Company and Wyndham Hotels and the impact would be included in discontinued operations. After the close of the second quarter, Awaze filed its claim with the high courts of England and Wales. The Company filed its defense on September 25, 2020 setting forth its disagreement with the claim and rebuttal of any obligation for the amounts claimed.

Wyndham Destinations entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the nine months ended September 30, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During the three and nine months ended September 30, 2019, transition service agreement expenses were $1 million and $2 million and transition service agreement income was $1 million and $2 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of Income/(Loss). As of September 30, 2020, these transition services have ended.

Matter Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2020.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the three and nine months ended September 30, 2020, transition service agreement expenses were less than $1 million and $1 million and transition service agreement income was less than $1 million and $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of Income/(Loss).

26.	Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. On July 8, 2020, the Company acquired the completed vacation ownership property for $45 million.

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed. The Company occasionally sublets this aircraft for business travel through a timesharing arrangement, and incurred less than $1 million of expenses as of September 30, 2020 and 2019.

27.	Subsequent Events
Sierra Timeshare Conduit Renewal
On October 27, 2020 Sierra Timeshare Conduit Receivables Funding II, LLC (the “Issuer”), an indirect, wholly-owned subsidiary of Wyndham Destinations, Inc., renewed its securitized timeshare receivables conduit facility, extending the end of the commitment period from August 30, 2021 to October 31, 2022 and making certain other amendments, including to the advance rate, the LIBOR replacement mechanism, certain default and delinquency triggers, the applicable commercial paper rate and certain concentration limits. The facility bears interest based on variable commercial paper rates plus a spread or LIBOR (or a successor rate), plus a spread.

The renewal involved execution of (i) a Tenth Amendment, dated as of October 27, 2020, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among the Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent and (ii) a Tenth Amendment, dated as of October 27, 2020 to the Amended and Restated Note Purchase Agreement, dated as of October 1, 2010, by and among the Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wyndham Destinations, Inc. and JPMorgan Chase Bank N.A., as Deal Agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Destinations, Inc. and its subsidiaries (“Wyndham Destinations” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainty with respect to the scope and duration of the novel coronavirus global pandemic (“COVID-19”) and any resurgences and the pace of recovery; the timing of the development and distribution of an effective vaccine or treatment for COVID-19; the potential impact of the COVID-19 pandemic and governmental, business and individuals’ actions in response to the pandemic and our related contingency plans and cost and investment reductions on our business, vacation ownership interest (“VOI”) sales and tour flow, consumer demand and liquidity, our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all, our ability and the ability of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) to maintain credit ratings, general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Wyndham Vacation Clubs (“WVC”) and Panorama segments; uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels or the divestiture of our North American and European vacation rentals businesses or the acquisition of Alliance Reservations Network (“ARN”); unanticipated developments related to the impact of the Spin-off, the divestiture of our North American and European vacation rentals businesses, the acquisition of ARN and related transactions, including any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020, in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, and in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and products and operate our business in the following two segments:

•
Wyndham Vacation Clubs (“WVC”)—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.

•
Panorama— provides leisure travelers with flexibility and access to a wide variety of global travel options through its membership platforms, including timeshare exchange, closed user group, and home exchange.

Impact of COVID-19 on Our Business
The results of operations during the nine months ended September 30, 2020 include impacts related to COVID-19, which have been significantly negative for the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We also were keenly focused on preserving cash, cutting costs and managing liquidity. Several of our business lines have strong recurring sources of income and cash flow, for example, consumer finance, hospitality and our exchange membership businesses. The fee streams from these businesses, which represented approximately 50% of Adjusted EBITDA in 2019, bolstered our financial stability when resorts and sales centers were mostly closed for the months of April and May. We incurred expenses in connection with COVID-19 of $31 million and $377 million during the three and nine months ended September 30, 2020, which are discussed in further detail in Note 22—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cost Actions and Preservation of Cash Flow
We have taken early and significant actions to maximize cash flow. Since the start of the pandemic we have reduced our 2020 operating cost base by $225 million with $60 million of permanent cost reductions. Savings related primarily to the impact of staff reductions/furloughs, travel and expense, and a reduction in third party vendor/consulting spend. We reviewed inventory and capital expenditure requirements and reduced both by a combined $144 million for the 2020 fiscal year. Share repurchase activity has been suspended since March 2020.

Operational Changes
We worked with government authorities and health experts in establishing new operational criteria and methodologies, for example, curbside check-in, enhanced cleaning protocols, and controlled amenity access. In May 2020, we partnered with Ecolab to launch the Vacation Ready program and our internal task force oversaw the implementation of safety protocols in accordance with guidelines and in consultation with health experts. While the levels of restrictions on operations imposed by governmental authorities have been reduced in some locations, they have increased in others, and there is continued uncertainty regarding the trend of these restrictions going forward. As of September 30, 2020, we have reopened 85% of our U.S. resorts (97% have reopened as of the date of this filing) and restarted 77% of our U.S. sales and marketing operations (79% as of the date of this filing) with plans to restart the remainder in early 2021. As of September 30, 2020, approximately 5,700 employees were laid off or remain furloughed of the original 9,000 employees impacted.

Relief Under the CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We recorded $3 million and $24 million of employee retention tax credits for the three and nine months ended September 30, 2020, including credits from similar programs outside the U.S. We have deferred social security payments to the U.S. government until 2021 in accordance with CARES Act provisions and will have additional depreciation deductions relating to qualified improvement property. While we continue to review and consider any available benefits under the CARES Act or similar legislation that may be enacted in response to the COVID-19 pandemic for which we qualify, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to receive such benefits in a timely manner.

Focus on Higher Margin Business
As part of our reopening strategy, we are focusing on higher margin owner business by harvesting our owner upgrade pipeline. Prior to this year, just under 40% of sales were to lower margin new owners.

We are also raising our credit standards and eliminating sub-640 Fair Isaac Corporation (“FICO”) scores which will strengthen our receivables portfolio going forward. We have closed some unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All of these changes are designed to result in higher volume per guest (“VPG”) which is a measure of sales efficiency and is strongly correlated to profitability.

Other Developments
Continued closure and/or reclosure of resorts and sales centers could result in additional COVID-19 charges including idle pay for certain sales and marketing employees and potential further impairment of assets. If unemployment rates increase and/or our collection experience for our vacation ownership contract receivables (“VOCRs”) declines more than we estimated in the first quarter, we may need to further increase our allowance for loan losses for VOCRs. The additional $225 million allowance recorded in the first quarter provided for the full estimated impact of a prolonged recession (approximately 15-20 months to return to pre-COVID-19 defaults) based on our historical data for the most recent recession in 2008. Given the significant amount of government assistance provided to consumers in the early stages of the pandemic, we expect defaults to remain elevated at or just beyond the later end of that range; therefore, we would not expect any future additional adjustments to be as material as the adjustment taken in the first quarter. Updated unemployment statistics to date, as well as recent loan portfolio activity, have not yielded a change to our original estimate. If the recovery from COVID-19 happens more quickly than assumed, there could be an adjustment to reduce this additional allowance in future periods.

Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity and remain in compliance with our debt covenants. As a precautionary measure to enhance liquidity, we drew down our $1.0 billion revolving credit facility at the end of the first quarter and have $1.28 billion of cash and cash equivalents on hand as of September 30, 2020. We suspended share repurchases in March and have made other operational decisions to preserve cash. During the third quarter we amended our $1.0 billion revolving credit facility which modified existing quarterly-tested financial covenants through March 31, 2022, and raised the first lien coverage ratio in the near term to provide significant financial flexibility. We maintained our ability to pay dividends and to continue to invest in the business throughout the covenant relief period. See Note 11—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

We successfully closed on a $325 million private securitization financing on April 29, 2020. While this transaction was at a higher cost compared to transactions we completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million public securitization financing on August 13, 2020 at a similar cost compared to transactions we have completed in the past. These transactions provide reinforcement that we expect to maintain adequate liquidity.

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

Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was made to accelerate growth at RCI by increasing the offerings available to our members and affiliates. We have recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Panorama segment.

North American Vacation Rentals Business Sale
During 2018, we decided to explore strategic alternatives for the North American vacation rentals business and on October 22, 2019, we closed on the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are reflected within continuing operations on the Condensed Consolidated Statements of Income/(Loss).

RESULTS OF OPERATIONS
The reportable segments presented below represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2020 and 2019. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the three months ended September 30, 2020 vs. three months ended September 30, 2019 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2020	2019	% Change (g)
Wyndham Vacation Clubs (a)
Gross VOI sales (in millions) (b) (h)	$256	$663	(61.5)
Tours (in 000s) (c)	80	269	(70.3)
Volume Per Guest (“VPG”) (d)	$3,039	$2,332	30.3
Panorama (a)
Average number of members (in 000s) (e)	3,680	3,895	(5.5)
Exchange revenue per member (f)	$131.95	$162.47	(18.8)

(a)	Includes the impact from acquisitions from the acquisition dates forward.

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

(g)	Change percentages may not calculate due to rounding.

(h)	The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2020 and 2019 (in millions):

	2020	2019
Vacation ownership interest sales, net	$196	$528
Loan loss provision	45	135
Gross VOI sales, net of Fee-for-Service sales	241	663
Fee-for-Service sales (1)	15	—
Gross VOI sales	$256	$663

(1)
Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $6 million Fee-for-Service commission revenues for the three months ended September 30, 2020, and no Fee-for-Service commission revenues for the three months ended September 30, 2019. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income/(Loss).

THREE MONTHS ENDED SEPTEMBER 30, 2020 VS. THREE MONTHS ENDED SEPTEMBER 30, 2019
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2020	2019	Favorable/(Unfavorable)
Net revenues	$614	$1,105	$(491)
Expenses	550	891	341
Operating income/(loss)	64	214	(150)
Other (income), net	(5)	(6)	(1)
Interest expense	52	40	(12)
Interest (income)	(2)	(1)	1
Income/(loss) before income taxes	19	181	(162)
(Benefit)/provision for income taxes	(21)	46	67
Net income/(loss) from continuing operations	40	135	(95)
Gain on disposal of discontinued businesses, net of income taxes	—	—	—
Net income/(loss) attributable to Wyndham Destinations shareholders	$40	$135	$(95)

Net revenues decreased $491 million for the three months ended September 30, 2020, compared with the same period last year. The total revenue decrease of $491 million (44.4%) was not materially impacted by foreign currency. Excluding foreign currency, the decrease in net revenues was primarily the result of:

•
$382 million of decreased revenues at our WVC segment primarily due to a decrease in net VOI sales as a result of the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19, as well as decreased property management revenues, and consumer financing revenues; and

•
$111 million of decreased revenues at our Panorama segment driven by absence of vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019, as well as the negative impact of COVID-19.

Expenses decreased $341 million for the three months ended September 30, 2020, compared with the same period last year. The decrease in expenses of $341 million (38.3%) was not materially impacted by foreign currency. Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$106 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19;

•	$101 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$65 million decrease in costs due to the sale of the North American vacation rentals business;

•	$38 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales; and

•	$27 million decrease in property management expenses primarily due to lower management fees;

•	$19 million decrease in Panorama operating expenses associated with lower exchange and related service revenues driven by COVID-19 impacts;

•	$16 million decrease in general administrative expenses related to COVID-19 impacts; and

•	$7 million decrease in separation costs; partially offset by

•	$14 million increase for COVID-19 related costs primarily due to workforce reduction;

•	$10 million increase due to the write-down of exchange inventory; and

•	$6 million increase in impairments directly related to COVID-19.

Other income, net of other expenses decreased by $1 million for the three months ended September 30, 2020, compared with the same period last year, primarily due to higher business interruption recoveries in 2019.

Interest expense increased $12 million for the three months ended September 30, 2020 compared with the same period last year primarily due to the $650 million 6.625% secured notes issued during the third quarter of 2020 and the $350 million 4.625% secured notes issued in the fourth quarter of 2019.

Our effective tax rates were (110.5)% and 25.4% during the three months ended September 30, 2020 and 2019. The change in the effective tax rate is primarily due to the change in our updated forecasts for taxable earnings for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly impacted the overall effective tax rate. We reported a tax benefit on the pre-tax income for the third quarter of 2020 resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

Our results of operations reflect a negative impact from hurricane Dorian in September 2019. We estimate that the hurricane reduced our revenues, Adjusted EBITDA, and net income by $16 million, $9 million, and $7 million. There were no material hurricane impacts during 2020.

As a result of these items, Net income attributable to Wyndham Destinations shareholders decreased $95 million for the three months ended September 30, 2020 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2020	2019
Wyndham Vacation Clubs	$477	$858
Panorama	138	250
Total reportable segments	615	1,108
Corporate and other (a)	(1)	(3)
Total Company	$614	$1,105

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2020	2019
Net income attributable to Wyndham Destinations shareholders	$40	$135
(Benefit)/provision for income taxes	(21)	46
Depreciation and amortization	32	31
Interest expense	52	40
Interest (income)	(2)	(1)
Exchange inventory write-off	10	—
Asset impairments	6	—
COVID-19 related costs (b)	13	—
Restructuring	2	—
Stock-based compensation	6	5
Legacy items (c)	1	—
Acquisition and divestiture related costs	—	4
Separation and related costs	—	7
Adjusted EBITDA	$139	$267

	Three Months Ended
	September 30,
Adjusted EBITDA	2020	2019
Wyndham Vacation Clubs	$96	$203
Panorama	60	83
Total reportable segments	156	286
Corporate and other (a)	(17)	(19)
Total Company	$139	$267

(a)	Includes the elimination of transactions between segments.

(b)
Reflects severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(c)	Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and our separation from Cendant.

Wyndham Vacation Clubs
Net revenues decreased $381 million and Adjusted EBITDA decreased $107 million during the three months ended September 30, 2020, compared with the same period of 2019. The net revenue decrease of $382 million (44.5%) was favorably impacted by foreign currency of $1 million (0.1%) and the total Adjusted EBITDA decrease of $107 million (52.7%) was not materially impacted by foreign currency.

The net revenue decrease excluding the impact of currency was primarily driven by:

•
$422 million decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 70.3% decrease in tours resulting from the negative impact on our sales and marketing operations directly related to COVID-19; partially offset by a $89 million decrease in our provision for loan losses primarily due to lower gross VOI sales;

•	$30 million decrease in property management revenues primarily due to lower management fees and reimbursable revenues;

•	$18 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance; and

•	$7 million decrease in ancillary revenues primarily due to a decrease in trial vacation package revenue and our co-branded credit card program; partially offset by

•	$6 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$106 million decrease in sales and commission expenses primarily due to lower gross VOI sales;

•	$98 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$38 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales;

•	$27 million decrease in property management expenses primarily due to lower management fees and lower reimbursable expenses;

•	$11 million decrease in general and administrative expenses primarily due to lower employee-related costs; and

•	$1 million decrease in consumer financing interest expense primarily due to a decrease in the weighted average interest rate on our non-recourse debt; partially offset by

•	$4 million increase in commission expense as a result of higher Fee-for-Service VOI sales; and

•	$2 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs.

Panorama
Net revenues decreased $112 million and Adjusted EBITDA decreased $23 million during the three months ended September 30, 2020, compared with the same period of 2019. The revenue decrease of $111 million (44.4%) was unfavorably impacted by foreign currency of $1 million (0.4%). The Adjusted EBITDA decrease of $23 million (27.7%) was not materially impacted by foreign currency.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$60 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019;

•	$36 million decrease in exchange and related service revenues driven by the negative impact of COVID-19, which drove an increase in cancellations and a decrease in third quarter bookings; and

•
$15 million net decrease in ancillary revenues primarily driven by the sale of the North American vacation rentals business in October 2019, partially offset by increased ancillary revenue from the acquisition of ARN in August 2019.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$65 million decrease in costs due to the sale of the North American vacation rentals business in October 2019; and

•	$27 million of decreased costs primarily associated with lower exchange and related service revenues; partially offset by

•	$3 million of increased expenses from the ARN business.

Corporate and other
Corporate Adjusted EBITDA increased $2 million for the three months ended September 30, 2020 compared to 2019 and was not materially impacted by foreign currency. The increase in Adjusted EBITDA was primarily due to lower employee-related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2020 VS. NINE MONTHS ENDED SEPTEMBER 30, 2019
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2020	2019	Favorable/(Unfavorable)
Net revenues	$1,515	$3,062	$(1,547)
Expenses	1,705	2,510	805
Operating (loss)/income	(190)	552	(742)
Other (income), net	(11)	(18)	(7)
Interest expense	138	122	(16)
Interest (income)	(5)	(6)	(1)
(Loss)/income before income taxes	(312)	454	(766)
(Benefit)/provision for income taxes	(54)	120	174
Net (loss)/income from continuing operations	(258)	334	(592)
Gain on disposal of discontinued businesses, net of income taxes	—	5	(5)
Net (loss)/income attributable to Wyndham Destinations shareholders	$(258)	$339	$(597)

Net revenues decreased $1.55 billion for the nine months ended September 30, 2020 compared with the same period last year. During the first quarter of 2020 and in anticipation of increased defaults on VOCRs due to the impact of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The total revenue decrease of $1.54 billion (50.4%) was impacted by unfavorable foreign currency of $5 million (0.2%). Excluding foreign currency, the decrease in net revenues was primarily the result of:

•
$1.22 billion of decreased revenues at our WVC segment primarily due to decreased net VOI sales as a result of the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19 and decreased property management revenues, consumer financing revenues, and ancillary revenues; and

•
$320 million of decreased revenues at our Panorama segment driven by absence of vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019, as well as the negative impact of COVID-19, partially offset by an increase in revenue at ARN, which was acquired in August 2019.

Expenses decreased $805 million for the nine months ended September 30, 2020 compared with the same period last year. The decrease in expenses of $810 million (32.3%) was favorably impacted by foreign currency of $5 million (0.2%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:

•	$250 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19;

•	$249 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$181 million decrease in costs due to the sale of the North American vacation rentals business;

•
$167 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales, including the $55 million benefit representing estimated recoveries related to the additional provision for loan losses associated with COVID-19;

•	$63 million decrease in property management expenses primarily due to lower management fees; and

•	$48 million decrease in Panorama operating expenses associated with lower exchange and related service revenues driven by COVID-19 impacts;

•	$44 million decrease in separation costs; and

•	$44 million decrease in general administrative expenses related to COVID-19 impacts; partially offset by

•	$81 million increase for COVID-19 related costs primarily due to workforce reduction;

•	$54 million increase in impairments directly related to COVID-19;

•	$48 million increase due to the write-down of exchange inventory;

•	$24 million of increased revenue-related expenses from the ARN business; and

•	$23 million increase in restructuring expense primarily due to facility-related COVID-19 impacts.

Other income, net of other expenses decreased by $7 million for the nine months ended September 30, 2020 compared with the same period last year, primarily due to the gain on sale of a building in 2019, an unfavorable tax settlement in 2020, and higher business interruption recoveries in 2019.

Interest expense increased $16 million for the nine months ended September 30, 2020 compared with the same period last year primarily due to higher average outstanding revolving credit facility balances driven by the drawdown of our $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19 and interest on the new $650 million 6.625% secured notes issued during the third quarter of 2020 and the $350 million 4.625% secured notes issued in the fourth quarter of 2019.

Our effective tax rates were 17.3% and 26.4% for the nine months ended September 30, 2020 and 2019. The change in the effective tax rate is primarily due to the change in our updated forecasts for taxable earnings for the full year, which have been significantly impacted by COVID-19. The jurisdictional composition of the forecast resulted in profits within higher tax rate jurisdictions and losses in many lower tax rate jurisdictions, which significantly impacted the overall effective tax rate.

Our results of operations reflect a negative impact from hurricane Dorian in September 2019. We estimate that the hurricane reduced our revenues, Adjusted EBITDA, and net income by $16 million, $9 million, and $7 million. There were no material hurricane impacts during 2020.

As a result of these items, there was a Net loss attributable to Wyndham Destinations shareholders of $258 million for the nine months ended September 30, 2020, as compared to Net income attributable to Wyndham Destinations shareholders of $339 million during the same period last year.

Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2020	2019
Wyndham Vacation Clubs	$1,125	$2,351
Panorama	393	716
Total reportable segments	1,518	3,067
Corporate and other (a)	(3)	(5)
Total Company	$1,515	$3,062

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2020	2019
Net (loss)/income attributable to Wyndham Destinations shareholders	$(258)	$339
Gain on disposal of discontinued businesses, net of income taxes	—	(5)
(Benefit)/provision for income taxes	(54)	120
Depreciation and amortization	94	90
Interest expense	138	122
Interest (income)	(5)	(6)
Asset impairments (b)	54	—
COVID-19 related costs (c)	51	—
Exchange inventory write-off	48	—
Restructuring	27	4
Stock-based compensation	14	13
Legacy items (d)	2	1
Acquisition and divestiture related costs	—	4
Separation and related costs (e)	—	44
Adjusted EBITDA	$111	$726

	Nine Months Ended
	September 30,
Adjusted EBITDA	2020	2019
Wyndham Vacation Clubs	$6	$534
Panorama	142	234
Total reportable segments	148	768
Corporate and other (a)	(37)	(42)
Total Company	$111	$726

(a)	Includes the elimination of transactions between segments.

(b)
Includes $5 million of bad debt expense related to a note receivable for the nine months ended September 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(c)
Reflects severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended.

(d)	Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and our separation from Cendant.

(e)	Includes $4 million of stock based compensation expense for the nine months ended September 30, 2019.

Wyndham Vacation Clubs
Net revenues decreased $1.23 billion and Adjusted EBITDA decreased $528 million during the nine months ended September 30, 2020 compared with the same period of 2019. During the first quarter of 2020 and in anticipation of increased defaults on VOCRs due to the impacts of COVID-19, we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. We expect the large increase in unemployment rates as a result of COVID-19 to have a negative impact on our owners’ ability to repay their contract receivables. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $170 million. The net revenue decrease of $1.22 billion (52.1%) was unfavorably impacted by foreign currency of $2 million (0.1%) and the total Adjusted EBITDA decrease of $528 million
(98.9%) was not materially impacted by foreign currency.

Other decreases in net revenues excluding the impact of currency were primarily driven by:

•
$1.09 billion decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 65.1% decrease in tours resulting from the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19; partially offset by a $207 million decrease in our provision for loan losses primarily due to lower gross VOI sales;

•	$72 million decrease in property management revenues primarily due to lower management fees and reimbursable revenues;

•	$25 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance;

•	$16 million decrease in ancillary revenues primarily due to a decrease in trial vacation package revenue and our co-branded credit card program; and

•	$2 million decrease in commission revenues as a result of lower Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$250 million decrease in sales and commission expenses primarily due to lower gross VOI sales;

•	$243 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;

•	$112 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales and increased estimated inventory recoveries associated with our provision for loan losses;

•	$63 million decrease in property management expenses primarily due to lower management fees and lower reimbursable expenses;

•	$31 million decrease in general and administrative expenses primarily due to lower employee-related costs; and

•	$3 million decrease in consumer financing interest expense primarily due to a decrease in the weighted average interest rate on our non-recourse debt; partially offset by

•	$35 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs; and

•	$30 million increase in COVID-19 related costs primarily due to workforce reduction.

Panorama
Net revenues decreased $323 million and Adjusted EBITDA decreased $92 million during the nine months ended September 30, 2020 compared with the same period during 2019. Revenue decrease of $320 million (44.7%) was impacted by unfavorable foreign currency of $3 million (0.4%). Adjusted EBITDA decrease of $92 million (39.3%) was not materially impacted by foreign currency.

Decreases in net revenues excluding the impact of currency were primarily driven by:

•	$146 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019;

•	$143 million net decrease in exchange and related service revenues driven by the negative impact of COVID-19 which resulted in higher cancellations and lower bookings; and

•
$31 million net decrease in ancillary revenues primarily due to the $51 million decrease of ancillary revenue generated by the North American vacations rentals business which was sold in October 2019, partially offset by an increase in revenue of $24 million from ARN, which was acquired in August 2019.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:

•	$181 million decrease in costs due to the sale of the North American vacation rentals business; and

•	$72 million of decreased costs primarily associated with lower exchange and related service revenues; partially offset by

•	$24 million of increased revenue-related expenses from the ARN business.

Corporate and other
Corporate Adjusted EBITDA increased $5 million during the nine months ended September 30, 2020 compared to the same period in 2019 and was not materially impacted by foreign currency. The increase in Adjusted EBITDA was primarily due to lower employee-related costs.

RESTRUCTURING PLANS
During the nine months ended September 30, 2020, we recorded $24 million of restructuring expense. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at the Panorama segment. We also recognized an additional $2 million associated with office space for closed sales centers and $6 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at our WVC segment. We reduced the 2020 restructuring liability by less than $1 million of cash payments during the nine months ended September 30, 2020. The remaining 2020 restructuring liability of $24 million is expected to be paid by the end of 2029.

During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which were personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the WVC segment, (ii) $2 million at the Panorama segment, and (iii) $1 million in our corporate operations. We reduced the restructuring liability by $1 million of cash payments during 2019. During the nine months ended September 30, 2020, we incurred an additional $2 million of restructuring expenses at the Panorama segment and $1 million at our corporate operations. We reduced the restructuring liability by an additional $5 million of cash payments during the nine months ended September 30, 2020. The remaining 2019 restructuring liability of $2 million is expected to be paid by the end of 2021.

We have additional restructuring plans which were implemented prior to 2019 for which we reduced the liabilities by $3 million of cash payments during the nine months ended September 30, 2020. The remaining liability of less than $1 million as of September 30, 2020, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	September 30, 2020	December 31, 2019	Change
Total assets	$7,822	$7,453	$369
Total liabilities	8,815	7,977	838
Total (deficit)	(993)	(524)	(469)

Total assets increased by $369 million from December 31, 2019 to September 30, 2020, primarily due to:

•
$921 million increase in Cash and cash equivalents primarily due to net cash proceeds from debt borrowings, partially offset by treasury share repurchases, dividend payments, and short-term investments included within Other assets; and

•
$132 million increase in Inventory primarily due to an increase in completed inventory partially offset by net COVID-19 impacts of exchange inventory write-offs. These increases were partially offset by

•	$25 million decrease in Restricted cash primarily due to net pay downs on our non-recourse debt;

•	$22 million decrease in Trade receivables, net primarily due to lower VOI trial package sales and timing of annualized subscription billings;

•
$599 million decrease in Vacation ownership contract receivables, net, primarily due to lower VOI sales and an increase in the loan loss provision driven by the economic downturn as a result of COVID-19; and

•
$23 million decrease in Goodwill and other intangibles related to ARN purchase revaluation, exchange rate fluctuations on goodwill, and the impairment of the Love Home Swap tradename at our Panorama segment.

Total liabilities increased by $838 million from December 31, 2019 to September 30, 2020, primarily due to:

•
$1.15 billion increase in Debt due to $987 million increased borrowing under our revolving credit facility and issuance of the $650 million 6.625% secured notes during the third quarter, partially offset by $440 million of repayments on our revolving credit facility and $40 million repayment of our 7.375% secured notes. This increase was partially offset by

•	$60 million decrease in Deferred income primarily due to lower VOI trial package sales and lower upfront subscription payments associated with reduced member acquisition as a result of COVID-19;

•	$84 million decrease in Non-recourse vacation ownership debt primarily due to net repayments; and

•	$132 million decrease in deferred taxes primarily driven by a reduction of the liability for installment sale income recognition and increased loan loss provision related to COVID-19 impacts.

Total deficit increased $469 million from December 31, 2019 to September 30, 2020, primarily due to $258 million of Net loss attributable to Wyndham Destinations shareholders; $125 million of treasury stock repurchases; and $114 million of dividends.

Liquidity and capital resources
The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts and suspended our sales and marketing operations for the majority of April and May. As a result, we significantly reduced our workforce and furloughed thousands of employees. These actions have had, and continue to have, an impact on our operations which could impact our liquidity in the future. However, we believe that our current net cash from operations, cash and cash equivalents on hand, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the near future.

At the end of the first quarter, we drew down our $1.0 billion five-year revolving credit facility, which expires in May 2023, as a precautionary measure to enhance liquidity. As of September 30, 2020, we have $1.28 billion in cash and cash equivalents and $393 million of available capacity on our revolving credit facility, net of letters of credit.

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment established a relief period (“Relief Period”) with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022. Among other changes, this amendment adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter.

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

We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the second quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million public securitization financing during the third quarter at a similar cost compared to transactions we have completed in the past. These transactions provide reinforcement that we expect to maintain adequate liquidity.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility, with borrowing capability of $800 million, had $694 million of available capacity as of September 30, 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than September 2022. On October 27, 2020 we renewed this facility, extending the end of the commitment period from August 30, 2021 to October 31, 2022. See Note 27—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capability of A$255 million and NZ$48 million through September 2021 and available capacity of $53 million as of September 30, 2020. Borrowings under this facility are required to be repaid no later than September 2023.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

We are currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. Although certain of these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The transition from LIBOR is estimated to take place after 2021 and management will continue to actively assess the related opportunities and risks involved in this transition. On October 27, 2020, we closed on the renewal of our USD bank conduit facility (see Note 27—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details) and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. We intend to include such language in our other relevant agreements prior to the end 2021.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$224	$321	$(97)
Discontinued operations	—	(1)	1
Investing activities:
Continuing operations	(98)	(115)	17
Discontinued operations	—	(22)	22
Financing activities:
Continuing operations	775	(156)	931
Discontinued operations	—	—	—
Effects of changes in exchange rates on cash and cash equivalents	(5)	(4)	(1)
Net change in cash, cash equivalents and restricted cash	$896	$23	$873

Operating Activities
Net cash provided by operating activities from continuing operations was $224 million for the nine months ended September 30, 2020, compared to $321 million in the prior year. This $97 million decrease was driven by a $592 million decrease in net results from continuing operations; a $138 million decrease in non-cash add-back items primarily due to lower deferred income taxes offset by higher asset impairments and provision for loan losses; partially offset by a $633 million decrease in cash utilized for working capital (cash outflow due to the net change in assets and liabilities).

Net cash used in operating activities from discontinued operations was $1 million in 2019, related to the sale of the European vacation rentals business.

Investing Activities
Net cash used in investing activities from continuing operations was $98 million for the nine months ended September 30, 2020, compared to $115 million in the prior year. This decrease was primarily related to acquisition of businesses in 2019 of $51 million, for which there was no equivalent in 2020, and $19 million of lower purchases of property and equipment in 2020; partially offset by $50 million purchase of investments in 2020.

Net cash used in investing activities from discontinued operations was $22 million in 2019, related to the sale of the European vacation rentals business.

Financing Activities
Net cash provided by financing activities from continuing operations was $775 million for the nine months ended September 30, 2020, compared to net cash used of $156 million in the prior year. The increase was primarily due to $1.01 billion of higher net proceeds from debt and notes driven by $402 million increase in net proceeds from our secured revolving credit facility and $650 million note issuance in 2020, offset by increased repayments on notes of $40 million; an $87 million decrease in cash used for share repurchases; and $69 million of payments made to Wyndham Hotels in 2019, for which there was no equivalent in 2020; partially offset by $233 million of higher net repayments of non-recourse debt.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchase program has been temporarily suspended since March 2020 as a result of the impact of COVID-19. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors (“Board”).

During the nine months ended September 30, 2020, we spent $134 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory to support vacation ownership sales for at least the next year. During 2020, we anticipate spending between $160 million and $180 million on vacation ownership development projects, a reduction of approximately $94 million due to the impact of COVID-19 on our industry and business. The average inventory spend on vacation ownership development projects for the four-year period 2020 through 2023 is expected to be $170 million annually. We expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2020, we spent $56 million on capital expenditures primarily for information technology and sales center improvement projects. During 2020, we anticipate spending between $70 million and $75 million on capital expenditures, a reduction of approximately $50 million due to the impact of COVID-19, deferring several projects beyond 2020.

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

Under our current stock repurchase program, we repurchased 3.1 million shares at an average price of $40.79 for a cost of $125 million during the nine months ended September 30, 2020. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we amended the credit agreement for our revolving credit facility and term loan B. Among other changes, the Credit Agreement Amendment places us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibits the use of cash for share repurchases unless the first lien leverage ratio is below 4.25 to 1.0 after the share repurchase.

Dividends
During the quarterly periods ended March 31, and June 30, 2020, we paid cash dividends of $0.50 per share, and in the quarterly period ended September 30, 2020, we paid cash dividends of $0.30 per share ($112 million in aggregate). During the quarterly periods ended March 31, June 30, and September 30, 2019, we paid cash dividends of $0.45 per share ($125 million in aggregate). On July 15, 2020, we amended the Credit Agreement governing our revolving credit facility and term loan B. Among other changes, the amendment places us into a Relief Period which adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the amendment effective date and on or prior to the last day of the relevant fiscal quarter.

Although our quarterly dividend was reduced during the third quarter of 2020 due to the impact on COVID-19, our ongoing dividend policy is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

Financial Obligations
Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We also were keenly focused on preserving cash, cutting costs and managing liquidity. While we have reopened 85% of our U.S. resorts as of September 30, 2020 (97% as of the date of this filing) and restarted 77% of our U.S. sales and marketing operations (79% as of the date of this filing), the continued impact of COVID-19 on our industry and business will lead to a higher first lien leverage ratio in the near term. On July 15, 2020, we amended the credit agreement governing the revolving credit facility and term loan B which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified Relief period through the first quarter of 2022. The Relief period includes certain restrictions on the use of cash including the prohibition of share repurchases unless the first lien leverage ratio is below the original ratio of 4.25 to 1.0 after the share repurchase. We have the option to terminate this Relief period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio. During the third quarter of 2020, the Relief period increased the maximum first lien leverage ratio to not exceed 6.50 to 1.0. Additionally, during the Relief period, a new minimum liquidity covenant was added, which is tested quarterly until the end of the Relief period, and requires us to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.0. See Note 11—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

As of September 30, 2020, our first lien leverage ratio was 4.1 to 1.0 and our interest coverage ratio was 4.2 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2020, we were in compliance with the financial covenants described above.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2020, all of our securitized loan pools were in compliance with applicable contractual triggers.

LIQUIDITY
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We have a USD bank conduit facility for which we extended its term through October 31, 2022 (see Note 27—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details), and an AUD/NZD bank conduit facility, with a term through September 2021, amounting to a combined capacity of $1.01 billion. As of September 30, 2020, we had $747 million of availability under these asset-backed conduit facilities.

Our liquidity position may be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities. During the second quarter, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million public securitization financing during the third quarter at a similar cost compared to transactions we have completed in the past. These transactions provide reinforcement that we expect to maintain adequate liquidity.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion as of September 30, 2020, of which $233 million is outstanding. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	10/1/20 - 9/30/21	10/1/21 - 9/30/22	10/1/22 - 9/30/23	10/1/23 - 9/30/24	10/1/24 - 9/30/25	Thereafter	Total
Non-recourse debt (a)	$366	$316	$254	$256	$270	$995	$2,457
Debt	250	649	950	298	291	1,738	4,176
Interest on debt (b)	275	241	204	169	149	156	1,194
Finance leases	3	3	1	1	—	—	8
Operating leases (c)	34	32	30	30	27	59	212
Purchase commitments (d)	272	204	129	119	120	443	1,287
Inventory sold subject to conditional repurchase (e)	56	30	—	—	—	—	86
Separation liabilities (f)	1	12	—	—	—	2	15
Other (g)	11	10	—	—	—	—	21
Total (h)	$1,268	$1,497	$1,568	$873	$857	$3,393	$9,456

(a)	Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.

(b)	Includes interest on debt, non-recourse debt, and finance leases; estimated using the stated interest rates on our debt and non-recourse debt.

(c)	Represents all operating leases including those with a lease of 12 months or less.

(d)
Includes (i) $1.0 billion for marketing-related activities; (ii) $153 million relating to the development of vacation ownership properties, of which $59 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (iii) $31 million for information technology activities.

(e)
Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 9—Inventory to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $19 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

(h)
Excludes a $40 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Impairment of Long-Lived Assets. With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, we annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, review the reporting units’ carrying values as required by the guidance for goodwill and other intangible assets. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. Given the impact of COVID-19 on our industry and business, we performed a qualitative assessment for impairment on each reporting unit’s goodwill, as well as a quantitative assessment on ARN’s goodwill during the third quarter of 2020. Based on the results of these assessments we determined that ARN’s goodwill is not impaired and that it is more likely than not that our goodwill is not impaired at our other reporting units. To the extent estimated discounted cash flows are revised downward for ARN, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.

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

In addition to the goodwill assessment mentioned above, as a result of the impacts of COVID-19 we performed an interim impairment analysis on our property and equipment, inventory, other intangible assets and certain other assets during the three quarterly periods of 2020. There were $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and impairment of the Love Home Swap tradename. In the second quarter, we recorded a $24 million impairment related to the New Jersey lease (see Note 24—Restructuring to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details), and a $9 million impairment related to other assets including equity investments, lease assets, and furniture, fixtures and equipment. During the third quarter we recorded $6 million of impairments driven by right-to-use leases and related fixed assets within the WVC segment due to closed sales centers. These impairments are included within the Asset impairments line of the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For additional details on these impairments see Note 23—Impairments to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition to the critical accounting policies discussed above, as part of our adoption of the Credit Losses accounting standard, we made an accounting policy election to present accrued interest receivable included within Trade receivables, net separate from our Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q and elected not to estimate an allowance for credit losses on the accrued interest receivable balance. Once a contract is 91 days past due, we cease accruing interest and reverse all accrued interest recognized to date against interest income included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We resume accruing interest for contracts which we had previously ceased accruing interest once the contract is less than 91 days past due.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2020 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, and cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2020, was $267 million in non-recourse debt and $839 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $8 million increase or decrease in our annual debt interest expense.

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

(b)
Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2020, there have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, except as noted below and except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

Our business has been significantly negatively affected by COVID-19. In response to COVID-19, we temporarily closed our resorts in mid-March across the globe and suspended our vacation ownership sales and marketing operations. Our temporary resort and sales center closures led to significant declines in our vacation ownership interest (“VOI”) sales during this closure period. We also experienced an increase in cancellations and a decrease in bookings for our Panorama business. As a result of these closures, we reduced our workforce and furloughed or laid off approximately 9,000 employees. Given the magnitude of these events, our revenues were negatively impacted and we incurred $31 million and $377 million of charges directly related to COVID-19 during the three and nine months ended September 30, 2020. As of September 30, 2020, we have reopened 85% of our U.S. resorts (97% as of the date of this filing) and the majority of these resorts have re-opened to full capacity following local health guidelines. We estimate that the remaining suspended operations will resume in early 2021. Approximately 5,700 employees remain laid off or furloughed. We have restarted our sales and marketing operations at the majority of the U.S. resorts that have reopened; however, revenue has not returned to pre-COVID-19 levels. While the levels of restrictions on operations imposed by governmental authorities have reduced in some locations, they have increased in other locations, and there is continued uncertainty regarding the trend of these restrictions going forward.

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

In addition, increases in unemployment due to COVID-19 and the measures implemented to contain the spread of the virus may continue to negatively impact our VOI owners’ ability to repay their contract receivables. If unemployment rates increase and/or our collection experience for our vacation ownership contract receivables (“VOCRs”) declines more than we estimated in the first quarter, we may need to further increase our allowance for loan losses for VOCRs. The additional $225 million allowance recorded in the first quarter provided for the full estimated impact of a prolonged recession (approximately 18 months to return to pre-COVID-19 employment) based on our historical data for the most recent recession in 2008; therefore we would not expect any future additional adjustments to be as material as the adjustment taken in the first quarter.

Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity and remain in compliance with our debt covenants. However, the effects of COVID-19 may also negatively affect our ability to comply with existing covenants under our debt agreements, increase our cost of capital or make additional capital more difficult to obtain or available only on terms less favorable to us, if at all. Subject to the provisions of the amendment to our credit agreement (“Credit Agreement Amendment”), our secured revolving credit facility requires us to maintain a minimum interest coverage ratio of at least 2.50 to 1.00 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.00 as of the measurement date. However, the Credit Agreement Amendment establishes a relief period with respect to our secured revolving credit facility, which began on July 15, 2020, and will last until the earlier of April 1, 2022, and the termination by us of the relief period, subject to certain conditions (“Relief Period”). The Credit Agreement Amendment increases the leverage-based financial covenant by varying levels for each applicable quarter during the Relief Period, in each case which represents an increase to the existing leverage-based financial covenant of 4.25 to 1.00. Following the Relief Period, the Credit Agreement Amendment re-establishes the existing leverage-based financial covenant of 4.25 to 1.00, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the Credit Agreement). In addition, the Credit Agreement Amendment, among other things, increases the interest rate applicable to borrowings under our secured revolving credit facility based on our first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the Amendment Effective Date and on or prior to the last day of the relevant fiscal quarter and requires us to maintain an interest coverage ratio (as defined in the Credit Agreement) of not less than 2.00 to 1.00, which shall increase to 2.50 to 1.00 after the Relief Period, the level existing prior to the Amendment Effective Date. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the Credit Agreement to take into consideration the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in our public filings and certain other specified materials. The continued impact of COVID-19 on our industry and business may impact our ability to maintain compliance with these debt covenants in the future. If we fail to comply with our debt covenants, including as amended by the Credit Agreement Amendment during the Relief Period, the lenders under our secured revolving credit facility and term loan B, subject to our right to cure, would have the right to terminate and declare the outstanding loans to be immediately due and payable, and any such default could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. Any continued impact of COVID-19 on our industry and business will also lead to a higher first lien leverage ratio in the future. If this ratio exceeds 3.75 to 1.0 after the aforementioned Relief Period, the interest rate on revolver borrowings will increase by 25 basis points, and we would be subject to higher fees associated with our letters of credit. In addition, during the Relief Period, the interest rate applicable to borrowings under our secured revolving credit facility based on the our first lien leverage ratio in any given quarter is subject to further increases.

COVID-19 has also impacted the public asset-backed securities market, and thus impacted our ability to issue asset-backed securities in the first quarter. However, in April 2020, we successfully closed on a $325 million private securitization financing at a higher cost compared to transactions we have completed in the past. In August 2020, we successfully closed on a $575 million public securitization financing at a similar cost compared to transactions we have completed in the past. The impact of

COVID-19 on the financial markets may have an impact on the availability of this type of funding and other types of financing in the near term and terms for hospitality/travel-related companies may command a higher interest rate. The ongoing effects of COVID-19 on our operations could have a significant negative impact on our financial results, capital and liquidity, as well as our credit rating, and such negative impact could continue well beyond the containment of such outbreak.

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

As a result of the Wyndham Hotels credit ratings downgrade, we posted £58 million surety bond and a £36 million letter of credit ($75 million and $46 million as of September 30, 2020) and we will maintain them until such time that either companies’ S&P’s and Moody’s credit rating improves to BB+/Ba1. In addition, as a result of Moody’s downgrade in May 2020, the coupon rate on the 5.40% notes due 2024, the 6.35% notes due 2025, and the 5.75% notes due 2027 increased by 25 basis points per annum, effective October 1, 2020.

As of September 30, 2020, we had $747 million of availability under our asset-backed conduit facilities. Any further disruption to the asset-backed securities market could continue to negatively impact our ability to obtain asset-backed financings. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate as a result of the COVID-19 crisis or otherwise. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities, which may be negatively affected by COVID-19 and its impact on economic conditions and the credit of our VOCRs pools.

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

The impact of the COVID-19 pandemic and possible resurgences, including continued resort and sales center closures or reclosures, increases in cancellations or reduction in bookings, reluctance of customers to travel even after all government restrictions and recommendations are no longer in effect or to spend on discretionary items such as vacation, as well as the uncertainty regarding the ongoing length and severity of the economic downturn caused by COVID-19, will continue to negatively impact our business and revenue, and we are unable to predict the full extent or nature of these impacts at this time. While we have made and continue to make efforts to mitigate the impacts of COVID-19, there can be no assurance that these efforts will be successful, and as a result, our future business, financial condition and results of operations may be significantly negatively impacted. The volatile conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify or incorporate by reference in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which in turn could significantly negatively affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) On August 7, 2020, in connection with RCI’s acquisition of Alliance Reservations Network (ARN), 468,100 shares of our common stock were issued to stockholders of ARN (based on the volume-weighted average price per share of our common stock as reported on the New York Stock Exchange for the twenty-trading day period immediately preceding the issuance date, at $28.84 per share) as a portion of the consideration for all of the outstanding equity of ARN. The issuance of shares of our common stock in the foregoing transaction was made in reliance upon the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. For additional information about this acquisition, see Note 5-Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2020:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2020	—	$—	—	$351,074,356
August 2020	—	—	—	351,074,356
September 2020	—	—	—	351,074,356
Total	—	$—	—	$351,074,356

On August 20, 2007, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently on October 23, 2017, for $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. In March 2020, we announced that we have suspended our share repurchase activity due to the uncertainty resulting from the COVID-19 pandemic, and no share repurchases were made during the quarter ended September 30, 2020.

For a description of limitations on the payment of our dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Sierra Timeshare Conduit Renewal
On October 27, 2020 Sierra Timeshare Conduit Receivables Funding II, LLC (the “Issuer”), an indirect, wholly-owned subsidiary of Wyndham Destinations, Inc., renewed its securitized timeshare receivables conduit facility, extending the end of the commitment period from August 30, 2021 to October 31, 2022 and making certain other amendments, including to the advance rate, the LIBOR replacement mechanism, certain default and delinquency triggers, the applicable commercial paper rate and certain concentration limits. The facility bears interest based on variable commercial paper rates plus a spread or LIBOR (or a successor rate), plus a spread.

The renewal involved execution of (i) a Tenth Amendment, dated as of October 27, 2020, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among the Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent and (ii) a Tenth Amendment, dated as of October 27, 2020 to the Amended and Restated Note Purchase Agreement, dated as of October 1, 2010, by and among the Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wyndham Destinations, Inc. and JPMorgan Chase Bank N.A., as Deal Agent.

Certain of the participants in the facility, the Trustee and the Collateral Agent, and their respective affiliates, have performed and may in the future perform, various commercial banking, investment banking and other financial advisory services for us and our subsidiaries for which they have received, and will receive, customary fees and expenses.

Item 6. Exhibits.

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated July 24, 2020, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 24, 2020).

4.2	Form of 6.625% Note due 2026 (included within Exhibit 4.1).
10.1
First Amendment, dated as of July 15, 2020, to the Credit Agreement, dated as of May 31, 2018, among Wyndham Destinations, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2020).

10.2*	Purchase Agreement, dated as of July 20, 2020, between Wyndham Destinations, Inc. and BofA Securities, Inc., as representative of the several initial purchasers named in Schedule II thereto.
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM DESTINATIONS, INC.

Date: October 28, 2020	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 28, 2020	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer