Form 10-K
period 2020-12-31
Travel & Leisure Co.
filed 2021-02-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number. 001-32876
TRAVEL + LEISURE CO.
(Exact name of Registrant as Specified in Its Charter)

Delaware		20-0052541
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
6277 Sea Harbor Drive		32821
Orlando,	Florida	(Zip Code)
(Address of Principal Executive Offices)
(407) 626-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock	TNL	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, was $2,355,189,546. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2021, the registrant had outstanding 85,931,284 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA    A non-GAAP measure, defined by the Company as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent.
AOCL    Accumulated Other Comprehensive Loss
ARDA    American Resort Development Association
ARN    Alliance Reservations Network
AUD    Australian Dollar
Awaze    Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board    Board of Directors
CARES Act    Coronavirus Aid, Relief, and Economic Security Act
CCPA    California Consumer Privacy Act of 2018
Company    Travel + Leisure Co. and its subsidiaries
COVID-19    Novel coronavirus global pandemic
Credit Agreement Amendment    An amendment to the Company’s credit agreement for its revolving credit facility
Distribution    Pro rata distribution of Wyndham Hotels’ stock to Travel + Leisure’s shareholders
Distribution Date    May 31, 2018, the date we completed the Spin-off of our hotel business
EPS    Earnings/(loss) Per Share
FASB    Financial Accounting Standards Board
FTC    Federal Trade Commission
GAAP    Generally Accepted Accounting Principles in the United States
GDPR    General Data Protection Regulation
IRS    United States Internal Revenue Service
IRS Ruling    A private letter ruling from the IRS regarding certain U.S. federal income tax aspects of transactions related to the Spin-off of Wyndham Hotels & Resorts, Inc.
LIBOR    London Interbank Offered Rate
Meredith    Meredith Corporation
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
Spin-off    Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR    Stock-Settled Appreciation Rights
Travel + Leisure    Travel + Leisure Co. and its subsidiaries
U.S. tax reform    Tax Cuts and Jobs Act
Vacasa    Vacasa LLC
VIE    Variable Interest Entity
VOCR    Vacation Ownership Contract Receivable
VOI     Vacation Ownership Interest
VPG    Volume Per Guest
Wyndham Hotels    Wyndham Hotels & Resorts, Inc.
Wyndham Worldwide    Wyndham Worldwide Corporation

PART I

Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with the acquisition of the Travel + Leisure brand and all related assets from Meredith Corporation, including unanticipated costs and/or delays, unfavorable reaction by customers, partners, employees, or suppliers, future revenues being lower than expected, failure or inability to implement growth or expansion strategies in a timely manner or at all; local and global political and economic conditions; uncertainty with respect to the scope and duration of the novel coronavirus global pandemic (“COVID-19”) and any resurgences and the pace of recovery; the timing of the distribution of an effective vaccine or treatment for COVID-19; the potential impact of the COVID-19 pandemic and governmental, business and individuals’ actions in response to the pandemic and our related contingency plans and cost and investment reductions on our business, vacation ownership interest sales and tour flow, consumer demand and liquidity, our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all, our ability and the ability of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) to maintain credit ratings, general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the timeshare industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Vacation Exchange or Panorama) segments; uncertainties related to our ability to realize the anticipated benefits of the spin-off of the hotel business (“Spin-off”) Wyndham Hotels or the divestiture of our North American and European vacation rentals businesses or the acquisition of Alliance Reservations Network (“ARN”); unanticipated developments related to the impact of the Spin-off, the divestiture of our North American and European vacation rentals businesses, the acquisition of ARN and related transactions, including any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.travelandleisureco.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

We maintain an internet site at http://www.travelandleisureco.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.     BUSINESS
Company Overview
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand from Meredith Corporation (“Meredith”) and subsequently changed its name to Travel + Leisure Co. on February 17, 2021. Travel + Leisure Co. is the world’s leading membership and leisure travel company. We provide vacation experiences and travel inspiration to millions of owners and members every year through our products and services. We have two financial reporting segments: Vacation Ownership, which includes the world’s largest vacation ownership business with 247 vacation club resort locations across the globe; and Travel and Membership, the world’s foremost membership travel business which includes the largest vacation exchange company, industry-leading travel technology, and subscription travel brands. At Travel + Leisure Co., our global team of associates brings hospitality to millions, turning vacation inspiration into exceptional travel experiences. We put the world on vacation.

COVID-19 Pandemic
The results of operations for 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, our Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations. As a result, we significantly reduced our workforce and furloughed thousands of associates. As of December 31, 2020, we have reopened 81% of our resorts (92% as of the date of this filing) and reopened 86% of our sales offices (92% as of the date of this filing). Throughout 2020, many of our associates returned to work as locations reopened; however, we exited the year with approximately 5,300 associates either laid off or furloughed. Our reopening plans were negatively impacted in the fourth quarter of 2020 by government shutdowns in California and Hawaii. We estimate that the remaining suspended operations will resume in early 2021.

During the year we have taken significant actions to maximize cash flow. In the first half of the year, we took actions that would have reduced our annualized 2020 operating cost base by approximately $225 million with $60 million of permanent general and administrative cost reductions. Savings related primarily to the impact of staff reductions/furloughs, travel and expense, and a reduction in third party vendor/consulting spend. Since this time 51% of our furloughed employees have returned to work. We reviewed inventory and capital expenditure requirements and reduced both by a combined $133 million for the 2020 fiscal year. Share repurchase activity has also been suspended since March 2020.

As a precautionary measure to enhance liquidity, we drew down our $1.0 billion revolving credit facility at the end of the first quarter, and subsequently issued $650 million senior secured notes, with a portion of these proceeds used to pay down borrowings under our revolving credit facility. We also amended our revolving credit facility and term loan B, which provides flexibility during the relief period spanning from July 15, 2020 through April 1, 2022. See Note 16—Debt to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional details.

Given these major events, our revenues were negatively impacted and we incurred $385 million of charges related to COVID-19 during 2020, which are discussed in further detail in Note 26—COVID-19 Related Items to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Continuing Operations
We have three branded business lines, Wyndham Destinations, Panorama, and Travel + Leisure Group. These business lines operate independently and each umbrella business line includes multiple brands. Wyndham Destinations is included in the Vacation Ownership (formerly Wyndham Vacation Clubs) reporting segment; Panorama and Travel + Leisure Group are included in the Travel and Membership (formerly Vacation Exchange or Panorama) reporting segment.
•Vacation Ownership (comprised of Wyndham Destinations), is the world’s largest timeshare ownership business with 247 resorts and 867,000 owners. We develop, market, and sell vacation ownership interests (“VOIs”) to individual consumers, provide consumer financing in connection with the sale of VOIs, and provide property management services at resorts.
•Travel and Membership (comprised of Panorama and Travel + Leisure Group), operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. Our RCI vacation exchange business is the world’s largest and has 3.7 million members and relationships with 4,200 vacation ownership resorts located in approximately 110 countries and territories. These businesses are primarily Fee-for-Service, selling third-party inventory that provides stable revenue streams and produces strong cash flow.

Our business segments generate a diversified revenue stream and significant cash flow. Prior to the impacts of COVID-19, we generated 46% of our revenues from the sale of VOIs, and 40% of our revenues from our Fee-for-Service businesses. This split was 23% and 53% in 2020 as a result of COVID-19. We derive our fee revenues principally from (i) providing property management services to vacation ownership resorts, (ii) providing vacation exchange services, and (iii) providing services under our Fee-for-Service model in our timeshare business.

Our businesses have both domestic and international operations. During 2020, we derived 88% of our revenues in the U.S. and 12% internationally. For further details on our segment revenues, profits, assets and geographical operations, see Note 24—Segment Information to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy
Our Travel + Leisure strategic pillars serve to clarify our top priorities in order to enhance shareholder value and return capital to our shareholders through dividends and share repurchases. The four strategic pillars of 1. Customer Obsession, 2. Best-in-Class Sales & Marketing, 3. Leading Brands & Product Innovation, and 4. Operating Excellence, affirm our mindset that customers must dominate our focus, while also reflecting our relentless drive for superior sales and marketing, exceptional brands and products, as well as our commitment to operate all areas of the business with excellence.
Our execution of this strategy is firmly anchored by our culture - the foundation comprised of the shared values, competencies, and spirit of our global team. Aligned with our mission to put the world on vacation, our values are the HEART of Travel + Leisure: Hospitality, Engagement, Accountability, Respect, and Teamwork. We recognize and appreciate our ability to positively impact the lives of our customers, associates, and the communities in which we operate. Travel + Leisure thrives upon the commitment of our 15,500 associates, and we foster a culture that unlocks our full potential for success as a company, and as individual and team contributors.

1.Customer Obsession
Far beyond a hospitality initiative, Customer Obsession is our global credo that the Travel + Leisure team puts affiliates, owners, members, and guests first in all areas of our business. Three straightforward guidelines support this focus and underscore our commitment to excellence in customer service:
•Make It Easy – we eliminate pain points across the customer lifecycle. Aligned with our goal to put our owners, members, and guests on vacation, we are enhancing technology to make it easier to search and book reservations. The alignment of our team, systems, and operations enables us to deliver better customer experiences.
•Know Our Customers – we use rich customer data to customize engagement. Our investment in integrated Customer Relationship Management (“CRM”) throughout the customer lifecycle enables us to understand customer preferences, personalize engagement, and optimize sales, marketing, service and vacation experiences.
•Customer, Customer, Customer – we consider the customer experience in every decision. We rely upon customer metrics from Net Promoter Score and Owner Engagement data across the business, and leverage surveys and customer feedback to remain responsive and relevant.

2.Best-in-Class Sales & Marketing
We focus on fueling the continued growth of Travel + Leisure. We will remain globally relevant to travelers by staying committed to innovation and continuing to build and strengthen relationships with our customers. Four core elements define our goals and align with our pledge to treat all customers with respect and integrity:
•Blue Thread – we drive revenue through our connection to Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Wyndham Rewards loyalty program customers. The demographics of this significant consumer group are strongly aligned to our owner demographics, enabling us to grow call transfer, cross sell, and onsite marketing to fill our sales pipeline and deliver new vacation experiences to Wyndham loyalists.
•Digital & Customer Relationship Marketing – we bring timeshare to the next generation. We will optimize technology to be relevant and compelling to meet our customers’ expectations, driving retention through Search Engine Marketing and social channels.
•Partnership Pipeline – we leverage the expertise of strategic partners to accelerate our growth and deliver enhanced benefits to our owners and members. We will strengthen and extend existing relationships, while developing new partners to reach untapped segments.
•Sales Experience – we invest in the fundamentals as we re-imagine sales centers and processes with the customer experience in mind. These bold transformations modernize and revitalize the customer experience and drive engagement through a single view of the customer.

3.Leading Brands & Product Innovation
We create a simple yet powerful narrative of who we are and what we sell supported by the launch of Travel + Leisure, and the ongoing rebranding of Wyndham Destinations’ brands including Club Wyndham and WorldMark by Wyndham, and the refreshed branding of RCI, 7Across, and Love Home Swap. Three core elements define this strategy:
•Brand Transformation – we strive to create brand fanatics through strong positioning and differentiation. With a clear value proposition for each of our brands, we remain relevant, and grow affinity and awareness among our diverse owners, members, and prospects.
•Network Expansion – we grow our portfolio of resorts and brands, to meet the needs of our customers. We prioritize geographies that will create new leads around the world, and add depth in existing markets.
•Product Innovation – we are investing in brands and technology that will help us launch new products and services which target different demographics from our traditional timeshare demographic. We are launching products and services which appeal to younger demographics seeking increased flexibility with their travel options. Examples include, shorter-term products as well as travel clubs.
•Panorama Growth – we leverage our strengths to expand the business into the broader travel market aligned with our strategy to become a leading travel membership provider. We are enhancing the membership experience, and developing new offerings with wide appeal to broaden our demographic reach and grow market share.

4.Operating Excellence
Operating Excellence is the business engine that enables our delivery of great vacations and optimal performance through aligned operations. Two core elements drive this strategy:

•Resort Operating Excellence – we deliver great vacation experiences to our owners, members, and guests. The strategic deployment of capital and reserves to maintain top quality resorts, combined with our optimal use of inventory, drives this cycle of excellence.
•Prioritization – we operate with discipline as an integrated company. Our alignment around prioritized work and our management of general, administrative, and overhead expenses relative to revenue growth fuels efficiency and effectiveness.

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

On May 31, 2018 (the “Distribution Date”), we established Wyndham Destinations, Inc. and completed the spin-off of our hotel business into a separate publicly traded company, Wyndham Hotels. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to shareholders at the time of Wyndham Worldwide (the “Distribution”). In connection with the Spin-off, we entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between our company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities and obligations, including, among other things, employee benefits, intellectual property, and tax-related assets and liabilities between us and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-selling initiatives.

RCI, our vacation exchange business, was established in 1974. Our vacation ownership brands began operations in 1978 with Shell Vacations Club, followed by Wyndham Vacation Resorts (formerly known as Fairfield Resorts) in 1978, and WorldMark by Wyndham (formerly known as Trendwest Resorts) in 1989.

As noted above under Company Overview, on January 5, 2021, we acquired the Travel + Leisure brand and all related assets from Meredith. The aggregate purchase price was $100 million, comprised of $35 million in cash paid at closing, with trailing payments through June 2024. The acquisition included Travel + Leisure’s travel clubs and their nearly 60,000 members. The acquisition created a strategic alliance between Travel + Leisure Co. and Meredith, with Meredith continuing to operate and monetize Travel + Leisure’s multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. We also agreed to a five-year marketing commitment across Meredith’s portfolio of brands. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and will continue to trade on the NYSE under the new ticker symbol TNL.

Our portfolio of well-known hospitality brands was assembled over the past 31 years. The following is a timeline of some of our acquisitions:

Year	Acquisition
1996	Resort Condominiums International (RCI)
2001	Wyndham Vacation Resorts
2002	WorldMark by Wyndham
Equivest
2012	Shell Vacations Club
2017	Love Home Swap
7Across, formerly DAE Global Pty Ltd
2019	Alliance Reservations Network
2021	Travel + Leisure

BUSINESS DESCRIPTIONS
The following is a description of our two reporting segments, Vacation Ownership and Travel and Membership, and the industries in which they compete.

VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of a fully-furnished vacation accommodation. Typically, the consumer purchases either a title to a fraction of a unit or a right to use a property for a specific period of time. This is referred to as a vacation ownership interest. VOIs are generally sold through weekly interval or points-based systems. Under a weekly interval system, owners can use a specific unit at a specific resort often during a specific week of the year. Under a points-based system, owners often have advance reservation rights for a particular destination, but are free to redeem their points for various unit types and/or locations. In addition, points-owners can vary the length and frequency of product utilization. Once point values are established for particular units, they generally cannot be changed. For many purchasers, vacation ownership is an attractive alternative to traditional lodging accommodations at hotels. In addition to avoiding variability in room rates, timeshare owners also enjoy accommodations that are, on average, more than twice the size and typically have more features than traditional hotel rooms, such as kitchens, separate living areas, and in-unit laundry.

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

Market awareness and acceptance of vacation ownership products has grown with the entrance into the market of well-known lodging and entertainment brands such as Wyndham, Marriott, Hilton, and Disney. Additionally, the industry’s growth can also be attributed to stronger consumer protection laws and the evolution from primarily weekly intervals systems to points-based systems. According to the American Resort Development Association (“ARDA”), a trade association representing the vacation ownership and resort development industries, industry-wide sales were divided 80.9% for points-based systems and 19.1% for weekly intervals in 2019.

Based on published industry data, the primary reasons owners have expressed for buying and continuing to own their timeshare are as follows:
•saving money on future vacation costs;
•location of resorts;
•overall flexibility by allowing them the ability to use different locations, unit types, and times of year;
•certainty of vacations; and
•certainty of quality accommodations.

According to a 2020 report issued by ARDA, domestic vacation ownership sales were $10.5 billion in 2019, compared to $10.2 billion in 2018. Demographic factors explain, in part, the continued appeal of vacation ownership. A 2018 study of recent U.S. vacation ownership purchasers indicated that the average timeshare owner is 44 years old and has an average annual household income of $86,000. More than half of the respondents indicated they plan to buy or upgrade a timeshare over the next two years. This, along with other industry data, suggests that the typical purchaser in the U.S. has disposable income and is interested in purchasing vacation products. The data also suggests that millennials’ perception of the industry and primary reasons for buying their timeshare is similar to the overall population of owners; however, they seek even more flexibility in using and accessing the product. Most owners can exchange their timeshare unit through exchange companies and through the applicable vacation ownership company’s internal network of properties.

Vacation Ownership Overview
Our Vacation Ownership reporting segment is comprised of our Wyndham Destinations branded business line, which is the world’s largest vacation ownership business. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2020, we had 247 vacation ownership resorts in the U.S., Canada, Mexico, Caribbean, and Asia Pacific that represent over 26,000 individual vacation ownership units and 867,000 owners of VOIs.

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

Revenues and Operating Statistics
Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder of revenues coming from consumer financing and property management fees.

Performance in our vacation ownership business is measured by the following key operating statistics:
•Gross vacation ownership interest sales or VOIs - Sales of VOIs including Fee-for-Service sales, before the effect of loan loss provisions.
•Tours - Number of tours taken by guests in our efforts to sell VOIs.
•Volume per guest (“VPG”) - Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because non-tour upgrade sales are generated by a different marketing channel.
Vacation Ownership Brands
We operate under the following brands under Wyndham Destinations:
Club Wyndham. As one of Wyndham Destinations’ flagship vacation ownership brands, Club Wyndham gives travelers the chance to live their bucket list and seek new adventures along the way. Spacious suites feature fully equipped kitchens, separate living and dining areas, separate bedrooms, and on-site recreation facilities. Club Wyndham lets travelers experience the best of what the world has to offer, with 150 resorts in top destinations across North America, Asia Pacific, and the Caribbean.

WorldMark by Wyndham. WorldMark promises families more time to be together and more time for new traditions and new discoveries at a resort that feels like home. WorldMark suites provide all the amenities families need - including fully equipped kitchens, separate living and dining areas, separate bedrooms, and a washer/dryer. WorldMark by Wyndham offers a flexible vacation portfolio, with nearly 100 resorts in a variety of destinations across the U.S., Canada, and Mexico.

Shell Vacations Club. With a 40-year tradition of hospitality and service, Shell Vacations Club members have access to vacation ownership resorts and properties in the heart of culturally rich metropolitan areas, serene mountain communities, and relaxed coastal resort cities. Shell Vacations Club’s 25 condo-style resorts are located throughout the U.S. western seaboard, Canada, and Mexico.

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

Presidential Reserve by Wyndham. Travelers seeking an enhanced vacation experience distinguished by luxurious suites, upgraded amenities, priority access, and other special benefits will enjoy the first-class experiences provided by Presidential Reserve by Wyndham.

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

	Domestic		International
	Resorts	Units	Resorts	Units	Total Resorts	Total Units
Club Wyndham	101	13,935	49	1,887	150	15,822
WorldMark by Wyndham	87	7,075	10	575	97	7,650
Presidential Reserve by Wyndham	18	393	—	—	18	393
Shell Vacations Club	22	1,934	3	292	25	2,226
Margaritaville Vacation Club	3	213	—	—	3	213
Total (including dual-branded resorts)	231	23,550	62	2,754	293	26,304
Less: Dual-branded resorts					(46)
Total resorts					247

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. We operate a tele-sales program designed to market upgrade sales to existing owners of our products. Sales of VOIs relating to upgrades represented 73% and 63% of our net VOI sales during 2020 and 2019.

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

New owner acquisition is an important strategy for us as this will continue to maintain our pool of “lifetime” buyers of vacation ownership and thus enable us to solicit upgrade sales in the future. We added 12,000 and 36,000 new owners during 2020 and 2019. New owner acquisition in 2020 was negatively impacted by COVID-19 related closures of our resorts and sales centers.

Our marketing and sales activities are often facilitated through marketing alliances with other travel, hospitality, entertainment, gaming, and retail companies that provide access to such companies’ customers through a variety of co-branded marketing offers. Our resort-based sales centers, which are located in popular travel destinations throughout the U.S., generate substantial tour flow by enabling us to market to tourists already visiting these destinations. Our marketing agents, who often operate on the premises of the hospitality, entertainment, gaming, and retail companies with which we have alliances, solicit tourists with offers relating to entertainment activities and other incentives in exchange for the tourists visiting the local resorts and attending sales presentations.

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

Purchaser Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. We fund and service loans through our wholly-owned consumer financing subsidiary, Wyndham Consumer Finance. Wyndham Consumer Finance performs loan financing, servicing, and related administrative functions.

We typically perform a credit investigation or other inquiry into every purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score, and the amount of the down payment. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For purchasers with large loan balances, we maintain higher credit standards for new loan originations. Our weighted average FICO score on new originations was 735 and 727 for 2020 and 2019.

During 2020, we generated $481 million of new receivables on $920 million of gross vacation ownership sales, net of Fee-for-Service sales, resulting in 52.3% of our vacation ownership sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we financed 50.9% of vacation ownership sales during 2020.

We generally require a minimum down payment of 10% of the purchase price on all sales of VOIs and offer consumer financing for the remaining balance for up to 10 years. While the minimum down payment is generally 10%, our average down payment on financed sales of VOIs was 25% and 24% for 2020 and 2019. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

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

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing, and collection activities related to the domestic loans we extend. We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2020, 95% of our loan portfolio was current (not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance, and refurbishment of the units, and provide certain accounting and administrative services to property owners’ associations. The terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. As the owner of unsold VOIs, we pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we sometimes enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Inventory Sourcing
We sell inventory sourced primarily through five channels:
•self-developed inventory;
•Just-in-Time inventory;
•Fee-for-Service;
•consumer loan defaults; and
•inventory reclaimed from owners’ associations or owners.

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

Consumer loan defaults. As discussed in the “Purchaser Financing” section, we offer financing to purchasers of VOIs. In the event of a default, we are able to recover the inventory and resell it at full current value. We are responsible for the payment of maintenance fees to the property owners’ associations until the product is sold. As of December 31, 2020, Inventory on the Consolidated Balance Sheets included estimated inventory recoveries on loan defaults of $246 million.

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

In our existing markets, we intend to grow our product offerings by adding new brands, either within an existing resort or at a new development. By having multiple brands within a single location, we are able to offer different products at different price points, thereby increasing our addressable market. For example, in Las Vegas, our second and third brands represent over 51%

of our sales. In Nashville, our ability to offer a lifestyle brand, Margaritaville Vacation Club by Wyndham, resulted in our selection as a partner in a new hotel development in the popular “SoBro” district.

The breadth of our offerings also allows us to enter new markets with the appropriate brand and product mix. For example, in one of our newest timeshare markets, Austin, we offer two products, one targeted to new owners and the other targeted to existing owners, which allows us to appeal to a broader audience of customers. Additionally, we use our brand portfolio, combined with our strong sales and marketing platform, to penetrate non-traditional but attractive timeshare markets such as the Wisconsin Dells, where we are the only major hospitality brand.

Increase new owner sales to drive long-term growth. As part of our strategy, we seek to increase the percentage of our VOI sales from new owners, which will enable us to drive long-term revenue and earnings growth. On average, new owners double their initial VOI purchase within six years, resulting in predictable, high-margin future revenue streams. We plan to leverage our industry-leading sales and marketing platform to attract new owners by expanding our call transfer capabilities, leveraging our relationship with Wyndham Hotels, enhancing our marketing alliances, growing our Community Marketing Presence (“CMP”), and adding resorts in new markets.

Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchiser, based on number of properties, with 20 iconic brands and more than 8,900 affiliated hotels located in nearly 95 countries. The Wyndham loyalty program, Wyndham Rewards, has earned accolades as the world’s most generous loyalty program, spanning more than 30,000 hotels, vacation club resorts, and vacation rentals globally. For the third consecutive year, in 2020, Wyndham Rewards was recognized as the best hotel loyalty program in the USA Today 10Best Readers’ Choice Awards.

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

Wyndham Rewards, with over 86 million enrolled members, many of whom fit our target new customer demographic, provides us with a substantial customer sourcing opportunity to drive future VOI sales.

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

Competition
Our vacation ownership business competes with other timeshare developers for sales of VOIs based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility for members to exchange into time at other timeshare properties or other travel rewards, including access to hotel loyalty programs, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment objectives as we do. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small, independent vacation ownership companies, to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties. Our primary competitors in the timeshare space include Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, Holiday Inn Club Vacations, Bluegreen Vacations, and Diamond Resorts International.
In addition, our timeshare business competes with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises and other accommodation alternatives, such as condominium and single-family home rentals. We also compete with home and apartment sharing services (such as Airbnb and VRBO) that operate websites that market privately owned residential properties that can be rented on a nightly, weekly or monthly basis. In certain markets, we compete with established independent timeshare operators, and it is possible that other potential competitors may develop properties near our current resort locations. In addition, we face competition from other timeshare management companies in the management of resorts on behalf of owners on the basis of quality, cost, types of services offered and relationship.
The timeshare industry has experienced significant consolidation over the last fifteen years, which may increase competition. Additionally, competition in the vacation ownership industry may increase as private competitors become publicly traded companies or existing publicly traded competitors spin-off their vacation ownership operations, increasing the number of competitors in a highly fragmented industry.
For example, in September 2018, Marriott Vacations Worldwide acquired Interval Leisure Group, Inc., which operates the Interval International exchange program. Prior to that acquisition, Interval Leisure Group, Inc. had acquired Hyatt Residence Club in October 2014 and the timeshare operations of Starwood Hotels & Resorts Worldwide, Inc. in May 2016 (which includes the use of Westin and Sheraton brands for timeshare purposes), known as Vistana Signature Experiences, Inc. Diamond Resorts International, Inc. completed the acquisition of the timeshare business of Gold Key Resorts in October 2015 and the timeshare business of Intrawest Resort Club Group in January 2016. Most recently, in January 2021, Marriott Vacations Worldwide announced an agreement to acquire Welk Resorts.
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

TRAVEL AND MEMBERSHIP
Industry
A large segment of worldwide leisure travel is delivered through non-traditional channels that provide broader options and flexibility, including vacation exchange and travel memberships. These non-traditional accommodations provide leisure travelers with flexibility and access to a wide variety of accommodation options that include membership platforms, such as timeshare exchange, closed user group, and home exchange.

Travel and membership is a Fee-for-Service industry that offers services and products through several business to business (“B2B”) and business to consumer (“B2C”) channels, including timeshare developers and owners, white-labeled third party travel clubs and also directly to travel club members.

Vacation Exchange. To participate in a vacation exchange, generally a timeshare owner deposits their interval from a resort, or points from their club or resort, into a vacation exchange company’s network thereby receiving the opportunity to use another owner’s interval at a different destination. The vacation exchange company assigns a value to the owner’s deposit based upon a number of factors, including supply and demand for the destination, size of the timeshare unit, dates of the interval, and the amenities at the resort. Vacation exchange companies generally derive revenues by charging fees for facilitating vacation exchanges and through annual membership dues.

Vacation ownership clubs, such as Club Wyndham, WorldMark by Wyndham, Hilton Grand Vacations, and Disney Vacation Club, give members the option to exchange both internally within their collection of resorts, or externally through vacation exchange networks such as RCI. Memberships in such clubs have been the largest driver of vacation ownership industry growth over the past several years. This long-term trend has a positive impact on the average number of exchange members, but negatively impacts the number of vacation exchange transactions per member and revenue per member for vacation exchange companies as members exchange more often within their respective clubs.

Travel and Membership Overview

Our Travel and Membership segment is comprised of our branded business lines, Panorama and Travel + Leisure Group, which operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships and direct-to-consumer rentals. These businesses are primarily Fee-for-Service, selling third-party inventory that provides stable revenue streams and produces strong cash flow.

We are an internationally recognized leader in travel, and operate the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.7 million paid member families. Each year, we retain more than 86% of the exchange memberships through our RCI, 7Across, and Love Home Swap networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

Our vacation exchange business has relationships with 4,200 affiliated vacation ownership resorts in approximately 110 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific. We tailor our strategies and operating plans for each region where we have, or seek to develop, a substantial member base.

Travel and Membership offers travel membership solutions on a B2B and B2C basis. These travel clubs provide benefits to members including among others, discounted travel options. Whether on a B2B basis, through Panorama Travel Solutions, or B2C through Travel + Leisure Group, our members are generally charged a membership fee and then pay an additional fee based on transactions.

Revenues and Operating Statistics
Travel and Membership derives the majority of its revenues from annual membership dues and fees for facilitating vacation exchanges and other travel accommodations and services. We also generate revenue from programs with affiliated resorts, club servicing, and loyalty programs, as well as additional products that provide exchange members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No single customer, developer, or group accounts for more than 10% of our revenues.

Performance in our Travel and Membership business has been measured by the following key operating statistics through 2020:
•Average number of members - Represents paid members in our vacation exchange programs who are current on their annual membership dues.
•Exchange revenue per member - Represents total revenues generated from fees associated with memberships, exchange transactions, and other servicing for the period divided by the average number of vacation exchange members during the period.

Given recent acquisitions, we will be reporting the following key operating metric for our Travel and Membership segment in 2021:
•Transactions – Represents the number of vacation transactions booked during the period, net of cancellations.

Our Brands
We operate under the following brands within Panorama:
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

Panorama Travel Solutions. Panorama Travel Solutions offers global discount travel membership clubs and custom travel technology solutions to B2B affinity partners including large employers, banks and retailers, trade associations and others via their operations in the U.S., Mexico, Asia, and Europe. From off-the-shelf house brands to bespoke travel clubs, Panorama Travel Solutions delivers the perfect solution for its partners based on their unique needs. Driven by Panorama’s vision to widen the scope of business, Panorama Travel Solutions is dedicated to growing its position within group tourism by offering new platforms and expanded products to its affinity partners.

Alliance Reservations Network. Founded in 1995, ARN is a travel technology provider that offers private-label travel booking technology solutions to affiliates and group travel planners. These travel booking solutions are highly configurable and offer unique benefits to our partners. ARN’s relationships with major global travel suppliers offer substantial discounts on travel and accommodations as a benefit to closed user groups such as employee benefit programs, professional associations, and other paid membership groups. Additionally, ARN’s group travel planning solution helps to automate the process of contracting, booking, and managing the entire lodging process for group events.

7Across, formerly DAE. Founded in 1997, 7Across is a leading direct-to-consumer model of vacation exchange with global operations. This member-direct vacation exchange program is open to all timeshare owners, regardless of the resort where they own. 7Across offers weeks, points, and club owners a simple exchange system with modest support services, enabling them to enjoy resort style accommodations around the world.

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

We will operate the following brands under our new Travel + Leisure Group in 2021:
BookTandL.com. This brand’s website serves as both a research and transaction platform, providing consumers a single destination for every aspect of their vacation planning and booking journey.

Travel + Leisure Travel Clubs. This will include the two Travel + Leisure travel clubs acquired in January 2021 as well as a new subscription travel club to be launched in 2021.

Travel + Leisure Group will be launching and cultivating a number of brands and websites over the next twelve months and beyond in order to leverage the Travel + Leisure brand.

Inventory
The properties our business makes available to travelers include vacation ownership and fractional resorts, homes, private residence clubs, and traditional hotel rooms. Only in rare cases do we acquire and take title of inventory, as our network supply is owned and provided by third-party affiliates and suppliers. We offer travelers flexibility to select preferred travel dates in a variety of lodging options. We leverage inventory comprised of VOIs and independently owned properties across our network of brands to maximize value for affiliates and members.

Customer Development
In the exchange business, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated vacation ownership developers sign agreements that have an average duration of five years. Our vacation exchange members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We acquire a small percentage of our members directly from online channels.

We also affiliate with affinity groups outside of the vacation ownership industry, primarily through our ARN business. These affiliates include employee benefit plans, professional associations, and other paid membership groups. These affiliates bring end user customers to our solutions via private label booking websites, which ultimately drives revenue-generating transactions for us.

Panorama Travel Solutions seeks to develop relationships with organizations, companies, or groups that are interested in providing travel benefits to their members to enhance customer loyalty, and in many cases, generate incremental fee streams. Panorama Travel Solutions will provide white-label services to its customers and will revenue-share or perform services for a fee, with its customers.

Travel + Leisure Group will develop relationships directly with consumers through quality content and by marketing to Travel + Leisure magazine subscribers and followers.

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

The requests we receive at our global call centers are handled by our vacation guides, who are trained to fulfill requests for vacation exchange. Call centers remain an important vacation exchange distribution channel for us and therefore we continue to invest resources to ensure that members and rental customers receive a high level of personalized customer service. Through our call centers, we also provide private-labeled reservation booking, customer care, and other services for our RCI affiliates.

Marketing
We market our services and products to our customers using our brands in 24 offices worldwide through several marketing channels including direct mail, email, social media, telemarketing, online distribution channels, brochures, and magazines. Our core marketing strategy is to personalize and customize our marketing to best match customer preferences. We also have a comprehensive strategy for communicating to customers using a variety of digital and social channels such as Facebook, Google, Instagram, Twitter, Pinterest, and YouTube. We use our resort directories and periodicals related to the vacation industry for marketing as well as for member retention and loyalty.

Strategy
Our strategy is to expand beyond our core vacation exchange model into the broader leisure travel market to become a leading travel membership provider. Our Panorama growth plan leverages our legacy of innovation, technology, and analytics expertise as well as our membership capabilities to fuel our growth and achieve our goals. We intend to pursue the following key strategic initiatives:

Broaden our business beyond core exchange
We will continue to selectively pursue business opportunities to offer services to travelers both within and outside of our traditional member base in order to leverage our existing brands and scale, as well as enhance and grow the recently acquired ARN business. Our goal will be to serve as a true end-to-end travel provider, illustrating our expertise across the full spectrum of travel, vacation, and holidays.
Identify new capital efficient sources of supply
We have identified consumer demand for destinations where we have limited supply. We plan to leverage our scale, technology platforms, and robust industry relationships to secure new sources of supply with favorable pricing to enhance our inventory profile and satisfy our customer demand.
Offer new and innovative products to re-ignite our brands and further enhance the membership experience
We plan to continue our focus on Customer Obsession by offering more ways for customers to use their membership for global travel and vacations. Our goal is to simplify the exchange process and provide a more expansive offering of quality destination options and travel products.
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

Competition
Our global exchange business competes with other worldwide vacation exchange companies, most notably Interval International, certain timeshare developers and clubs that offer vacation exchange through their own internal networks of properties. This business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations.

Our non-exchange Travel and Membership businesses compete more broadly with the larger universe of leisure travel options including traditional travel agents, online travel agents, and travel clubs.

INTELLECTUAL PROPERTY
Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, logos, trade names, domain names, and other proprietary rights. The foregoing segment descriptions specify the brands that are used by each of our segments. Our subsidiaries actively use or license for use all significant marks and domain names, and we own or have exclusive licenses to use these marks and domain names. In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure the right to use the “Wyndham” trademark, “The Registry Collection” trademark, and certain other trademarks and intellectual property in our business. See “Key Agreements Related to the Spin-Off—License, Development and Noncompetition Agreement” for more information. We register the marks that we own in the U.S. Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.
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

HUMAN CAPITAL
Employee Profile
Aligned with our mission to put the world on vacation, we are committed to responsible tourism and the best interests of people and places around the world. We recognize our employees as associates who bring our mission to life through their service to the world’s leading membership and leisure travel company.

Oversight and Management
Our Human Resources organization is tasked with managing employment-related matters, including recruiting and hiring, onboarding, compensation planning, performance management, and professional development. Our Board of Directors (“Board”) and its committees also provide oversight on certain human capital matters, including diversity and inclusion initiatives. Our Corporate Governance Committee periodically reviews matters of corporate social responsibility and sustainability performance, including potential long and short term trends and impacts of environmental, social, and governance issues that touch on human capital matters. Our Compensation Committee is responsible for periodically reviewing our human capital programs, policies and procedures (except to the extent within the purview of the Corporate Governance Committee), including management succession planning, and development. The Compensation Committee is also responsible for periodically reviewing incentives and risks relating to our compensation programs and arrangements. Furthermore, our Audit Committee discusses compliance risks related to human capital matters and periodically reviews and updates our Code of Business Conduct and Ethics to promote ethical behavior by all of our associates.

As the unprecedented events of 2020 suspended global travel, we recalibrated operations and drove agile, sustained connectivity to our worldwide team of associates. We executed a workforce transformation aligned with the closure and reduction of operations around the world. Efficiencies in staffing were achieved through the layoff or furlough of 9,000 associates in March 2020. Benefits were provided to associates for the duration of their furlough. As of December 31, 2020, 4,800 of our furloughed associates have returned to work and we have rehired 300 associates who were previously laid-off.

As of December 31, 2020, our global team was comprised of more than 15,500 associates, more than 3,000 of whom work outside the U.S. 12,600 associates support Vacation Ownership, 2,400 associates support Travel and Membership, and 500 associates comprise our corporate group. Nearly one percent of our associates are subject to collective bargaining agreements governing their employment with our company.

Employee Development
We seek to attract and retain top talent through our commitment to shared values and competencies, and the development of each associate as an integral contributor to our business and our culture. Our internal pipeline of talent is strengthened by our ability to help associates develop knowledge, skills, and a network of supporters throughout their career. We promote four competencies for all associates: Customer Obsession, Decision Velocity, Transparency, and Empowerment. Associates are encouraged to master these competencies through individual development plans, performance reviews, and training. Examples of our employee development programs and initiatives include:
•Global Learning and Development: Our proprietary Destination U resource is a comprehensive solution that puts the ownership of each associate’s career development directly into their hands. By fostering growth potential for all associates at Travel + Leisure Co., we enable each individual to clearly understand their role in the context of the larger organization and to access development courses designed specifically to further their development.
•Programs focused on career progression include: formal talent reviews, succession planning, high-potential associate development programs, executive coaching, leader onboarding plans, new leader orientation, new leader transition training, and tuition and certification reimbursement.

Inclusion and Diversity
We understand that a culture of rich inclusion and diversity enhances our performance and ability to serve our customers. We strive to cultivate an inclusive environment where each individual is embraced as they are, and where each associate feels appreciated, respected, and valued as a contributor at every level within the organization.
•Our inclusive talent acquisition strategy focuses on developing a diverse pipeline of candidates that includes applicants from a variety of backgrounds, cultures, and experiences. This includes women, diverse ethnicities, veterans, LGBTQ+, those with disabilities, generational diversity, and more.
•Our Global Inclusion and Diversity Council (“GIDC”) is comprised of an associate-led global team of diverse senior and executive leaders. The mission of the GIDC is to foster, cultivate, and design actions to strengthen our culture and global communities, through inclusion, equitable opportunities, and social justice.
•We host voluntary, associate-led Diversity Resource Groups for our Black/African American, Hispanic/LatinX, LGBTQ+, Veteran, and Women associates. Diversity Resource Groups foster affiliation with colleagues across the business, and are designed to enable the personal growth, professional development, and retention of diverse talent. Participants have the opportunity to develop their careers through learning, leadership exposure, and business engagement. Our partnerships with Inclusion and Diversity organizations at national and regional levels provide a platform for our associates to develop leadership skills and gain Inclusion and Diversity education, while executives are given the opportunity to showcase thought leadership at sponsored programs and events.
•Our roadmap to drive progress in Inclusion and Diversity is guided by our goals of continuing to enhance a diverse talent pipeline to increase women and diverse representation at the Director and above level, continued focus on diverse hires at all levels, and maintaining and growing our business relationships with companies that have diverse ownership.
We remain committed to Listen, Learn, and Act to sustain engagement and responsiveness. Travel + Leisure Co. President and CEO Michael Brown signed the CEO Diversity Action Pledge in partnership with the CEO Action for Diversity & Inclusion, joining more than 1,600 global organizations who have pledged to act on supporting a more inclusive workplace for employees, communities, and society at large. Also in 2020, Brown was among 75 Central Florida leaders to sign the first-ever Orlando Economic Partnership Regional Corporate Pledge, committing to act for racial diversity, equity, and inclusion.

Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent to fuel our business success and to reward performance. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 98% of our associates are eligible to participate in a retirement plan sponsored by the Company or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan with a 10% discount from the fair market value at the grant date available to approximately 80% of our associates. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.

We believe in performance-based variable compensation programs that support a high performance environment. Below officer level all of our managers participate in an annual incentive plan that most closely aligns with their role. Our sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. Over 50% of all our global associates participate in a variable pay incentive pay program.

Health & Safety
The health and safety of our associates is of the utmost importance. In response to the global pandemic, we created a COVID-19-specific plan for the safety and well-being of our associates, guests, and customers. This plan mirrored the direction from the Center for Disease Control and Prevention guidelines for the United States and other equivalent government agencies in the regions where we operate globally.

Our response to the COVID-19 pandemic outlined our commitment to the health and safety of our associates. Our global strategy is aligned by our We’ll Be Ready return to work plan, a comprehensive resource outlining the protocols and actions we take to protect our associates including:
•Transitioning associates to work from home, wherever possible
•Mandatory onsite temperature checks and health screening
•Requiring the use of masks onsite
•Promotion of onsite social distancing
•Requiring sick associates to stay home

•Immediate contact tracing response
•Enhanced onsite cleaning protocols in alignment with CDC, WHO, and OSHA protocols
•Enhanced safety and health training specific to COVID-19

SOCIAL RESPONSIBILITY
We are committed to delivering shareholder and stakeholder value through our Social Responsibility program Full Circle, which remains an integral part of our company culture and global business operations. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued. In 2020, we continued to strengthen our impact across four core pillars of Social Responsibility: Environmental Sustainability, Inclusion & Diversity, Philanthropy, and Ethics & Human Rights.

We are committed to sustainable business practices with a focus on social responsibility. Our 2025 environmental goals are to reduce carbon emissions by 40% and water consumption by 25% at our owned, managed, and leased assets (based on square foot intensity) compared to our 2010 baseline. As of December 31, 2020, we had reduced carbon emissions intensity by 29% and already reduced our water usage intensity by greater than 25% as compared to our 2010 baseline, while increasing our overall portfolio square footage by 16%. Progress towards our goals is measured through our environmental management system, the WYND Green Toolbox. Our goals will be achieved through innovative programs and the implementation of efficiency projects aimed at responsible tourism. We have also set a goal to plant two million trees by 2025. Part of our innovative approach to carbon sequestration measures is addressed through annual reforestation projects, protection of existing forests, and the sourcing of carbon neutral coffee. Our ongoing commitment to optimize solar resources includes the implementation of 17 onsite solar projects to-date.

With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village, Jack and Jill Late Stage Cancer Foundation, and our Associate Relief Fund. Our decades long history of partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low income families in Florida the opportunity to choose the best education for their children.

We remain committed to the highest standards of ethics, integrity, and responsible business practices across our global operations. Published in 13 languages, our associate Code of Conduct reinforces ethical practices including the equal and fair treatment of associates, owners, and guests; health and safety; conflicts of interest; protecting our information; anti-corruption; and financial and reporting integrity. We encourage the reporting of any concerns without fear of retaliation through channels including our 24-hour Wyntegrity internal reporting hotline. Aligned with our stand against human trafficking, and in partnership with ECPAT International, we are the first vacation ownership company to sign the Tourism Child Protection Code of Conduct, and to enforce required training and education for associates globally in order to protect children from exploitation.
For additional information on our social responsibility activities and initiative visit our website at investor.travelandleisureco.com/governance/Social-Responsibility.

ENVIRONMENTAL COMPLIANCE
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between Travel + Leisure and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. Additional or modified agreements, arrangements, and transactions, which would be negotiated at arm’s length, may be entered into in the future. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.

As of May 31, 2018, when the Spin-off was completed, Travel + Leisure and Wyndham Hotels operate independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.5, 10.53, 10.54, 10.55, and 10.56.

Separation and Distribution Agreement
We entered into a Separation and Distribution Agreement with Wyndham Hotels regarding the principal actions taken or to be taken in connection with the Spin-off. The Separation and Distribution Agreement provides for the allocation of assets and liabilities between Travel + Leisure and Wyndham Hotels and establishes certain rights and obligations between the parties following the Distribution.

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provides for those transfers of assets and assumptions of liabilities that are necessary in connection with the Spin-off so that Travel + Leisure and Wyndham Hotels allocated the assets necessary to operate its respective business, and retains or assumes the liabilities allocated to it in accordance with the separation plan. The Separation and Distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations among Travel + Leisure and Wyndham Hotels. In particular, the Separation and Distribution Agreement provides that, subject to certain terms and conditions:
•The assets that have been retained by or transferred to Wyndham Hotels (“SpinCo assets”) include, but are not limited to:
•all of the equity interests of Wyndham Hotels;
•any and all assets reflected on the audited combined balance sheet of the Wyndham Hotels businesses;
•any and all contracts primarily relating to the Wyndham Hotels businesses; and
•all rights in the “Wyndham” trademark and “The Registry Collection” trademark, and certain intellectual property related thereto.
•The liabilities that have been retained by or transferred to Wyndham Hotels (“SpinCo liabilities”) include, but are not limited to:
•any and all liabilities (whether accrued, contingent or otherwise, and subject to certain exceptions) to the extent primarily related to, arising out of or resulting from (i) the operation or conduct of the Wyndham Hotels businesses or (ii) the SpinCo assets;
•any and all liabilities (whether accrued, contingent or otherwise) relating to, arising out of or resulting from any form, registration statement, schedule or similar disclosure document filed or furnished with the SEC, to the extent such filing is either made by Wyndham Hotels or made by us in connection with the Spin-off, subject to each party’s indemnification obligations under the Separation and Distribution Agreement with respect to any misstatement of or omission to state a material fact contained in any such filing to the extent the misstatement or omission is based upon information that was furnished by such party;
•any and all liabilities relating to, arising out of, or resulting from any indebtedness of Wyndham Hotels or any indebtedness secured exclusively by any of the Wyndham Hotels assets; and
•any and all liabilities (whether accrued, contingent or otherwise) reflected on the audited combined balance sheet of the Wyndham Hotels businesses.

•Wyndham Hotels assumes one-third and Travel + Leisure assumes two-thirds of certain contingent and other corporate liabilities of Travel + Leisure and Wyndham Hotels (“shared contingent liabilities”) in each case incurred prior to the Distribution, including our liabilities related to, arising out of or resulting from (i) certain terminated or divested businesses, (ii) certain general corporate matters of Travel + Leisure, and (iii) any actions with respect to the separation plan or the Distribution made or brought by any third party;
•Wyndham Hotels is entitled to receive one-third and Travel + Leisure is entitled to receive two-thirds of the proceeds (or, in certain cases, a portion thereof) from certain contingent and other corporate assets of Travel + Leisure and Wyndham Hotels (“shared contingent assets”) arising or accrued prior to the Distribution, including our assets related to, arising from or involving (i) certain terminated or divested businesses, and (ii) certain general corporate matters of Travel + Leisure;
•In connection with the sale of our European vacation rentals business, Wyndham Hotels assumed one-third and Travel + Leisure assumed two-thirds of certain shared contingent liabilities and certain shared contingent assets. Such shared contingent assets and shared contingent liabilities include: (i) any amounts paid or received by Travel + Leisure in respect of any indemnification claims made in connection with such sale, (ii) any losses actually incurred by Travel + Leisure or Wyndham Hotels in connection with its provision of post-closing credit support to the European vacation rentals business, in the form of an unsecured guarantee, letter of credit or otherwise, in a fixed amount to be determined, to ensure that the European vacation rentals business meets the requirements of certain service providers and regulatory authorities, and (iii) any tax assets or liabilities related to such sale;
•Except as otherwise provided in the Separation and Distribution Agreement or any ancillary agreement, the corporate costs and expenses relating to the Spin-off will be paid by the party with whom such costs were incurred, from a separate account maintained by each of Wyndham Hotels and Travel + Leisure and established prior to completion of the Spin-off on terms agreed upon by Wyndham Hotels and Travel + Leisure and, to the extent the funds in such separate account are not sufficient to satisfy such costs and expenses, be treated as shared contingent liabilities (as described above); and
•All of our assets and liabilities (whether accrued, contingent or otherwise) other than the SpinCo assets and SpinCo liabilities, subject to certain exceptions (including the shared contingent assets and shared contingent liabilities), have been retained by or transferred to Travel + Leisure, except as set forth in the Separation and Distribution Agreement or one of the other agreements described below.

Release of Claims and Indemnification. Travel + Leisure and Wyndham Hotels have agreed to broad releases pursuant to which each releases the other and certain related persons specified in the Separation and Distribution Agreement from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or alleged to occur or to have failed to occur or any conditions existing or alleged to exist at or prior to the time of the Distribution. These releases are subject to certain exceptions set forth in the Separation and Distribution Agreement and the ancillary agreements. The Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Separation and Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Wyndham Hotels’ business with Wyndham Hotels, and financial responsibility for the obligations and liabilities of Travel + Leisure’s business with Travel + Leisure. Specifically, each party will, and will cause its subsidiaries to, indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of its and their respective officers, directors, employees and agents for any losses arising out of, by reason of or otherwise in connection with:
•the liabilities each such party assumed or retained pursuant to the Separation and Distribution Agreement;
•any misstatement of or omission to state a material fact contained in any party’s public filings, only to the extent the misstatement or omission is based upon information that was furnished by the indemnifying party (or incorporated by reference from a filing of such indemnifying party) and then only to the extent the statement or omission was made or occurred after the Spin-off; and
•any breach by such party of the Separation and Distribution Agreement or any ancillary agreement unless such ancillary agreement expressly provides for separate indemnification therein, in which case any such indemnification claims will be made thereunder.

The amount of each party’s indemnification obligations are subject to reduction by any insurance proceeds received by the party being indemnified. Except in the case of tax assets and liabilities related to the sale of our European vacation rentals business, indemnification with respect to taxes are governed solely by the Tax Matters Agreement.

Employee Matters Agreement
We are party to an Employee Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and Travel + Leisure following the Spin-off. The Employee Matters Agreement addresses the allocation of employees between Wyndham Hotels and us, defined benefit pension plans, qualified defined contribution plans, non-qualified deferred compensation plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. Following the Spin-off, Wyndham Hotels employees no longer participate in Travel + Leisure’s plans or programs (provided that they did continue to participate in employee health and welfare benefit plans for a limited period of time following the Spin-off in conjunction with the Transition Services Agreement described below, which continued participation ended December 31, 2020), and Wyndham Hotels has established plans or programs for their employees as described in the Employee Matters Agreement.

Tax Matters Agreement
We have a Tax Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and us following the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of Travel + Leisure, Wyndham Hotels has joint and several liability with us to the U.S. Internal Revenue Service (“IRS”) for the combined U.S. federal income taxes of the Travel + Leisure consolidated group relating to the taxable periods in which Wyndham Hotels was part of that group. In general, the Tax Matters Agreement specifies that Wyndham Hotels will bear one-third, and Travel + Leisure two-thirds, of this tax liability, and Wyndham Hotels has agreed to indemnify us against any amounts for which we are not responsible including subject to the next sentence. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-off is not tax-free. In general, if a party’s actions cause the Spin-off not to be tax-free, that party will be responsible for the payment of any resulting tax liabilities (and will indemnify the other party with respect thereto). The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business. Although valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Transition Services Agreement
We entered into a Transition Services Agreement with Wyndham Hotels under which Wyndham Hotels provided us with certain services, and we provided Wyndham Hotels with certain services, for a limited time to help ensure an orderly transition following the distribution. These services included certain finance, information technology, human resources, payroll, tax, and other services. The transition services have ended as of December 31, 2020.

License, Development and Noncompetition Agreement
In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure the right to use the “Wyndham” trademark, “The Registry Collection” trademark and certain other trademarks and intellectual property in our business. This right is generally limited to use in connection with our vacation ownership and vacation exchange businesses, with certain limited exceptions. This agreement has a term of 100 years with an option for us to extend the term for an additional 30 years. We will pay Wyndham Hotels certain royalties and other fees under this agreement.

Additionally, the license, development and noncompetition agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict us and Wyndham Hotels from competing with the other party’s business (subject to customary carve-outs) for the first 25 years of the term of the license, development and noncompetition agreement, and we may extend the term of these non-compete obligations for an additional five year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party’s businesses, Wyndham Hotels or us, must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the license, development and noncompetition agreement. Additionally, if either party engages in a project that has a component that competes with the other party’s businesses, Wyndham Hotels or us, must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the license, development and noncompetition agreement.

ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material risks may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business and Our Industry
We may not be able to achieve the objectives of our acquisition of the Travel + Leisure brand or the future prospects and plans for the Company.
On January 5, 2021, we acquired the Travel + Leisure brand and all related assets from Meredith Corporation. On February 17, 2021, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co., and the new Travel + Leisure Co. stock began trading under the ticker symbol NYSE: TNL. See Note 32—Subsequent Events to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information concerning this acquisition.

The expected results of the transaction and the future prospects for, and plans of, our company are subject to a number of risks and uncertainties, many of which are beyond our control, including (without limitation) unanticipated costs and/or delays; unfavorable reaction by customers, partners, employees, or suppliers; future revenues being lower than expected; failure or inability to implement growth or expansion strategies in a timely manner or at all; local and global political and economic conditions.

Promotion activities associated with our new business may not yield increased revenue in the time expected or at all, and, even if revenue does increase, it may not be sufficient to offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our new business and brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract or retain customers to the extent necessary to realize a sufficient return with respect to the acquisition and our rebranding efforts, which would adversely impact our business, results of operations, and financial condition. In addition, a portion of the value associated with the Travel + Leisure brand is derived from the long-standing commitment to high-quality, independent travel journalism by Travel + Leisure magazine and associated media properties, which will continue to be operated by Meredith outside our control. If the quality or reach of such media properties deteriorates in the future, it could negatively impact the perception of the Travel + Leisure brand and adversely impact our business.

The timeshare industry is highly competitive and we are subject to risks related to competition that may adversely affect our performance.
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing and other resources than we have. Competition in the timeshare industry is based on brand name recognition and reputation as well as location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility of members to exchange into other timeshare properties or other travel awards, property size and availability, customer satisfaction, consumer confidence, consumer discretionary spending, and the ability to earn and redeem loyalty program points. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

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

On May 9, 2018, we completed the sale of our European vacation rentals business and, on October 22, 2019, we completed the sale of our North American vacation rentals business. Dispositions of businesses, such as our European and North American vacation rentals transactions, pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations. See Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to the European vacation rentals business and the North American vacation rentals business and Note 7—Held-for-Sale Business to the Consolidated Financial Statements for more details on the North American vacation rentals transaction, both of which are included in Part II, Item 8 of this Annual Report on Form 10-K.

On August 7, 2019, we completed the acquisition of Alliance Reservations Network, a company that provides private-label travel booking technology solutions, and on January 5, 2021, we completed the acquisition of the Travel + Leisure brand of Meredith, as described above in this Item 1A under “We may not be able to achieve the objectives of our acquisition of the Travel + Leisure brand or the future prospects and plans for the Company”. Acquisitions of businesses, such as the ARN transaction, could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. See Note 32—Subsequent Events and Note 5—Acquisitions to the Consolidated Financial Statements, both of which are included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the consideration paid in connection with the acquisition of the Travel + Leisure brand from Meredith, and the consideration paid, including the amount of shares of our common stock issued, in connection with the ARN transaction.

Acquisitions may also be structured in such a way that we will be assuming unknown or undisclosed liabilities or obligations or we may incur unanticipated costs or expenses following the acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, unexpected penalties or enforcement actions, and other liabilities. Moreover, we may be unable to efficiently integrate acquisitions, management attention and other resources may be diverted away from other potentially more profitable areas of our business and in some cases these acquisitions may turn out to be less compatible with our growth and operational strategy than originally anticipated. The success of our acquisitions is also subject to other risks, including, among others:

•failure to realize expected technological and product synergies, economies of scale and cost reductions;
•unforeseen expenses, delays or conditions related to the acquisitions, including those due to regulations;
•adverse effects on existing business relationships with customers, partners, employees or suppliers;
•risks associated with entering into markets in which we have limited or no prior experience, including less visibility into demand;
•inaccurate assumptions regarding the acquired business or integration process;
•financial and operational results that may differ materially from our assumptions and forecasts;
•unforeseen difficulties that may arise in integrating operations, processes and systems;
•higher than expected investments that may be required to implement necessary compliance processes and related systems, including information technology systems, accounting systems and internal control over financial reporting;
•failure to retain, motivate and integrate any key management and other employees of the acquired business;
•higher than expected costs or other impacts resulting from unforeseen changes in tax, trade, environmental or other regulations in jurisdictions in which the acquired business conducts its operations; and
•issues with retaining customers and integrating customer bases.

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and attention. Furthermore, we may not realize the degree or timing of benefits we anticipate when we first enter into these transactions. Failure to successfully execute these transactions and integrate acquired businesses could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our revenues are highly dependent on the health of the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism or acts of gun violence, political strife, severe weather events and other natural disasters, war, and pandemics may adversely affect us.
Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel and timeshare industries include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; political and regional strife; natural disasters such as earthquakes, hurricanes, fires, floods and volcano eruptions; war; concerns with pandemics, contagious diseases or health epidemics; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices. Further, there has been public discussion that climate change may be associated with extreme weather conditions, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures at winter destinations and other factors that may adversely impact the accessibility or desirability of travel to certain locations, and any regulation related to climate change could have an adverse impact on the travel industry generally. Any such disruptions to the travel or timeshare industries may adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations, thereby impacting our operations and the trading price of our common stock.

We are subject to numerous business, financial, operating and other risks common to the travel and timeshare industries, any of which could reduce our revenues and our ability to make distributions and limit opportunities for growth.
Our business is subject to numerous business, financial, operating and other risks common to the travel and timeshare industries, including adverse changes with respect to any of the following:
•consumer travel and vacation patterns and consumer preferences;
•increased or unanticipated operating costs, including as a result of inflation, energy costs and labor costs such as minimum wage increases and unionization, workers' compensation and health-care related costs and insurance which may not be fully offset by price or fee increases in our business or otherwise;
•desirability of geographic regions where resorts in our business are located;
•the supply and demand for vacation ownership services and products and exchange services and products;
•seasonality in our businesses, which may cause fluctuations in our operating results;
•geographic concentrations of our operations and customers;
•the availability of acceptable financing and the cost of capital as they apply to us, our customers, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations;
•the quality of the services provided by affiliated resorts and properties in our exchange business or resorts in which we sell VOIs or participants in the Wyndham Rewards loyalty program, which may adversely affect our image, reputation and brand value;
•overbuilding or excess capacity in one or more segments of the timeshare industry or in one or more geographic regions;
•our ability to conduct tours of our properties and generate new owners, which has been reduced during the continuance of the COVID-19 pandemic;
•our ability to develop and maintain positive relations and contractual arrangements with VOI owners, current and potential vacation exchange members, resorts with units that are exchanged through our exchange business and timeshare property owner associations;
•organized labor activities and associated litigation;
•the bankruptcy or insolvency of customers or other adverse economic factors impacting the financial health of customers, which has impaired and could continue to impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;
•our effectiveness in keeping pace with technological developments, including with respect to social media platforms, which could impair our competitive position;
•disruptions, including non-renewal or termination of agreements, in relationships with third parties including marketing alliances and affiliations with e-commerce channels;

•owners or other developers that have development advance notes with us, or who have received loans or other financial arrangements incentives from us, who have experienced and may continue to experience financial difficulties;
•consolidation of developers could adversely affect our exchange business;
•decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system or resulting from ongoing property renovations or a decrease in member deposits could adversely affect our exchange business;
•decrease in or delays or cancellations of planned or future development or refurbishment projects, such as have occurred during the continuance of the COVID-19 pandemic;
•the viability of property owners' associations that we manage and the maintenance and refurbishment of vacation ownership properties, which depend on property owners associations levying sufficient maintenance fees and the ability of members to pay such maintenance fees, particularly in times of economic downturn such as caused by the COVID-19 pandemic;
•increases in maintenance fees, which could cause our product to become less attractive or less competitive;
•our ability to securitize the receivables that we originate in connection with sales of VOIs;
•defaults or delinquencies on loans to purchasers of VOIs who finance the purchase price of such vacation ownerships, which increase in times of economic downturn such as during the COVID-19 pandemic;
•the level of unlawful or deceptive third-party VOI resale schemes, which could damage our reputation and brand value;
•the availability of and competition for desirable sites for the development of vacation ownership properties, difficulties associated with obtaining required approvals to develop vacation ownership properties, liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop, and risks related to real estate project development costs and completion;
•private resale of VOIs and the sale of VOIs on the secondary market, which could adversely affect our vacation ownership resorts and exchange business;
•disputes with owners of VOIs, property owners associations, and vacation exchange affiliation partners, which may result in litigation and the loss of management contracts;
•laws, regulations and legislation internationally and domestically, and on a federal, state or local level, concerning the timeshare industry, which may make the operation of our business more onerous, more expensive or less profitable;
•our failure or inability to adequately protect and maintain our trademarks and other intellectual property rights; and
•market perception of the timeshare industry and negative publicity from online social media postings and related media reports, which could damage our brands.

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
We are subject to risks that purchasers of VOIs who finance a portion of the purchase price default or otherwise delay payments on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults, or otherwise, which necessitates increases in loan loss reserves and adversely affects loan portfolio performance. When such defaults or delinquencies occur during the early part of the loan amortization period, we may not have recovered the marketing, selling, administrative and other costs associated with such VOIs. Additional costs are incurred in connection with the resale of repossessed VOIs, and the value we recover in a resale is not in all instances sufficient to cover the outstanding debt on the defaulted loan.

During 2020, in response to the COVID-19 pandemic, we initiated a program permitting our owners to defer payment on their receivables to us in order to provide financial assistance to these owners during a period of unprecedented economic insecurity. While a majority of owners who participated in this deferral program resumed normal payments to us, not all owners have resumed normal payment schedules, and financial difficulties of owners and customers arising from the continuation of the COVID-19 pandemic could result in increased payment defaults and delinquencies both during the continuation of, and following, the COVID-19 pandemic.

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

For risks related to the global COVID-19 pandemic, see “Risks Related to the COVID-19 Pandemic.”

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, including as a result of the change in the U.S. presidential administration, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development.

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
We are a borrower of funds under credit facilities, credit lines, senior notes, a term loan and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:
•our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and other debt instruments that contain cross-default provisions;

•we may be unable to comply with the terms of the financial covenants under our revolving credit facility or other debt, including a breach of the financial ratio tests, which could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;
•our leverage may adversely affect our ability to obtain additional financing on favorable terms or at all;
•our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;
•a minimum liquidity covenant under our amended credit agreement is impacted by 50% of the amount of aggregate dividends paid after the July 2020 effective date of the amended credit agreement, which covenant will affect the amount of dividends, if any, we declare and pay to our shareholders;
•increases in interest rates may adversely affect our financing costs and the costs of our VOI financing and associated increases in hedging costs;
•during the second quarter of 2020, Moody’s Investors Service, Inc. (“Moody’s”) downgraded our secured debt rating from Ba2 to Ba3 with a “negative outlook”, and our secured debt is rated BB- with a “negative outlook” by Standard & Poor’s Rating Services (“S&P”) and BB+ with a “negative outlook” by Fitch Rating Agency; negative ratings and/or downgrades of our debt by rating agencies could increase our borrowing costs and prevent us from obtaining additional financing on favorable terms or at all;
•failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions could result in losses;
•an inability to securitize our vacation ownership loan receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership loan receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership loan receivables and other credit we extend is greater than expected;
•breach of portfolio performance triggers under securitization transactions which if violated may result in a disruption or loss of cash flow from such transactions;
•a reduction in commitments from surety bond providers, which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;
•prohibitive cost, or inadequate availability, of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of VOIs;
•the inability of developers of vacation ownership properties that have received mezzanine and other loans from us to pay back such loans;
•increases in interest rates, which may prevent us from passing along the full amount of such increases to purchasers of VOIs to whom we provide financing; and
•disruptions in the financial markets, including potential financial uncertainties surrounding the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” and the failure of financial institutions that support our credit facilities, general economic conditions and market liquidity factors outside of our control, which may limit our access to short- and long-term financing, credit and capital.

Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR and the other alternative LIBOR rate markets. During 2020, the LIBOR rate administrator announced its intention to extend publication of LIBOR rates for most USD LIBOR tenors through June 30, 2023. Our intention is to address LIBOR fallback language in all of our debt agreements by the end of 2021.

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
We are subject to a number of claims and legal proceedings and the risk of future litigation as described in these Risk Factors and throughout this report and as may be updated in subsequent SEC filings from time to time, including, but not limited to, with respect to Cendant and the Spin-off. See further discussion in Note 20—Commitments and Contingencies to the Consolidated Financial Statements and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements, both included in Part II, Item 8 of this Annual Report on Form 10-K. We cannot predict with certainty the ultimate outcome or related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

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

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The CCPA provides to California consumers certain new access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. Regulations implementing the CCPA continue to be under development. Complying with the CCPA could increase our compliance cost. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”) GDPR imposes significant obligations to businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with GDPR caused us to update certain business practices and systems and incur costs related to continued compliance with GDPR and other international laws and regulations. In addition, should we violate or not comply with the CCPA, GDPR or any other applicable laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

Our information technology infrastructure, including but not limited to our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies, we may continue to face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption, cyber security, and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial, which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant casualty losses incurred by the insurance industry due to hurricanes, fires and other events, property insurance costs have been and in the future may be higher, and availability may be lower, in future periods, particularly in certain geographies.

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

Current and future international operations expose us to additional challenges and risks that may not be inherent in operating solely in the U.S. due to different social or cultural norms and practices that are not customary in the U.S., distance and language, including, but not limited to, our ability to sell products and services, enforce intellectual property rights and staff and manage operations.

We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, Travel + Leisure and Realogy generally are responsible for 37.5% and 62.5% of certain of Cendant's contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant's terminated or divested businesses, the Travelport sale, certain Cendant- related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs.

We may incur impairment charges related to the fair value of our assets.
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

In 2020, we recorded $56 million of asset impairment charges, primarily associated with the impact of COVID-19 on our business. With the COVID-19 pandemic continuing to impact the U.S. and global economy and our business, we cannot assure that these charges will be adequate in response to these unprecedented events or that additional asset impairment charges may not be required in the future related to COVID-19 concerns or events or otherwise.

Risks Related to the COVID-19 Pandemic
The global outbreak of COVID-19 has significantly negatively affected our operations and may significantly negatively affect our future business, financial condition and results of operations.
The global outbreak of COVID-19 pandemic has led, and will likely continue to lead, to disruptions in the global and U.S. economy, in the timeshare and leisure travel industries and in our business. Tourism and travel-related industries continue to face significant disruption as a result of the COVID-19 pandemic, as the U.S. government and individual states and local jurisdictions as well as foreign countries have taken, and in light of the continuing COVID-19 pandemic, will likely continue to take, actions to curb the spread of COVID-19, including encouraging or mandating social distancing and quarantines, mandating certain business closures, limiting the number of individuals that may gather in one location and implementing travel restrictions. COVID-19 has also caused, and will likely continue to cause, volatility in the equity markets and the capital markets, generally.

Our business has been significantly negatively affected by COVID-19. In response to COVID-19, we temporarily closed our resorts in mid-March 2020 across the globe and suspended our vacation ownership sales and marketing operations. Our temporary resort and sales center closures led to significant declines in our VOI sales during this closure period. We also experienced an increase in cancellations and a decrease in bookings for our travel and membership business. As a result of these closures, we reduced our workforce and furloughed or laid off approximately 9,000 employees in March 2020, and an additional 1,400 employees during the remainder of the year. Given the magnitude of these events, our revenues were negatively impacted and we incurred $385 million of charges directly related to COVID-19 during the year ended December 31, 2020. As of December 31, 2020, we had reopened 81% of our resorts and the majority of these resorts have re-opened to full capacity following local health guidelines. Approximately 5,300 employees remained laid off or furloughed at December 31, 2020. We have reopened 86% of our sales offices; however, revenue has not returned to pre-COVID-19 levels. While the levels of restrictions on operations imposed by governmental authorities have reduced in most locations, there is continued uncertainty regarding restrictions going forward, which could cause additional resort and sales center closures or other restrictions or interruptions, increases in cancellations or reduction in bookings and reluctance of customers to travel.

The duration of the COVID-19 pandemic and its impact on our resort and sales centers and our ability to implement our growth strategy is uncertain, as the impact and duration of the COVID-19 outbreak continues to evolve. Continued closure and/or reclosure of resorts and sales centers could result in additional COVID-19 charges, including idle pay for certain sales and marketing employees, and could result in potential further impairment of assets. If the impact of COVID-19 continues or worsens, our revenues will continue to be negatively impacted.

The actions we have taken to reduce operating costs and improve efficiency, including the layoff and furloughing of a substantial number of our employees and further changes we may make in the future to reduce costs, have caused and may continue to cause us to experience operational challenges, including as a result of furloughed employees not returning to employment because they have obtained alternative employment or otherwise, and may negatively impact our ability to attract and retain associates, our reputation and market share. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack, and any failure to effectively manage these risks and to timely identify and respond to any cyberattacks may adversely affect our business. The pandemic may also have long-term effects on the nature of the office environment and remote working, which may present operational challenges that could adversely affect our business. Working remotely has caused strain for, and may adversely impact the productivity of, certain employees, which conditions, if prolonged, could harm our business. Additionally, efforts to re-open our offices safely may not be successful, could expose our personnel to health risks and will involve additional financial burdens.

In addition, increases in unemployment due to COVID-19 as well as decreases in consumer confidence and the continuation of the measures implemented to contain the spread of the virus may continue to negatively impact our VOI owners’ ability to repay their contract receivables. If unemployment rates increase and/or our collection experience for our vacation ownership contract receivables (“VOCRs”) declines more than we estimated, we may need to further increase our allowance for loan losses for VOCRs. The additional $205 million allowance recorded during the year ended December 31, 2020, provided our estimated impact of a prolonged recession, but we cannot assure that additional charges may not be required in the future.

There remains significant uncertainty concerning the current and future impact of the pandemic on the U.S. and global economy, consumer confidence, leisure travel, the timeshare industry and our business. Some of these uncertainties and risks may include the following:
•resurgences, continued high rates of infection, and increased death rates related to COVID-19, including in regions and locations where we have a significant number of resorts;
•uncertainty regarding the ongoing length and severity of the economic downturn caused by COVID-19;
•changes in federal, state and local policies, rules and regulations which could change or otherwise impact our safety protocols and measures intended to protect our owners, guests, and team members;

•continued significant governmental restrictions, recommendations and warnings against travel, including in or to areas or locations where we have a significant number of resorts, as well as between the U.S. and other countries, including restrictions placed by foreign governments on U.S. citizens traveling to their countries;
•continued closures and/or curtailment of operations at many popular tourist and entertainment center destinations, reducing the demand for leisure travel;
•changing behavior of individuals and decrease in willingness to travel and stay at resorts, timeshares and other lodging facilities due to the pandemic, which may continue beyond when global health and safety conditions improve and vaccines become generally available;
•whether the steps we have taken, and in the future may continue to take, to reduce our operating costs and improve operating efficiencies, including furloughs and headcount reductions, may negatively impact the image of our brands, sales of VOIs, and our near-term and long-term financial results;
•our inability to predict the length of time it will take for our properties to return to normal operations;
•whether certain of the operating practices and efficiencies we have adopted in response to the pandemic, such as virtual tours, will be successful during the continuance of the pandemic or thereafter;
•our in-person tours materially decreased during 2020 and we expect will continue to be at depressed levels into 2021, and our VOI sales can be expected to be negatively impacted until in-person tours return to normal levels;
•we reduced project inventory and capital expenditures in 2020 in response to the pandemic, which may adversely impact future revenues;
•average number of members in our Travel and Membership segment was down significantly in 2020, and we expect this trend to continue into 2021;
•we raised FICO requirements for new owners, which is expected to strengthen our portfolio but which may adversely impact VOI sales;
•continued increased unemployment levels resulting from the pandemic may continue to impact consumer confidence and leisure travel;
•leisure travel may take longer to recover than expected following a return to normalcy, and we may see increases in cancellations or reductions in bookings, even after all government restrictions and recommendations are no longer in effect, the risks associated with the pandemic decrease and vaccines become generally available, due to reluctance to engage in discretionary spending or otherwise;
•our telesales activities during the continuance of the pandemic may not be as successful as we expect;
•owner defaults, delinquencies and payment delays may increase if the U.S. and global economies and consumer confidence do not rebound to pre-pandemic levels;
•there is no assurance that, post-pandemic, owner upgrades will return to levels which existed pre-pandemic;
•our urban resort locations may be slower to recover to pre-pandemic levels than resorts in other locations;
•potential cases of infection and transmission at our resorts despite the implementation of our safety measure efforts, which would be disruptive and may lead to exposure to assertions of liability; and
•other actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic that may result in investigations, legal claims (regardless of merit) or litigation against us.

Each of these uncertainties, risks and events associated with the COVID-19 pandemic may cause a significantly negative impact on our future business and financial results, and we are unable to predict the full extent or nature of these impacts at this time. While we have made and continue to make efforts to mitigate the impacts of COVID-19, there can be no assurance that these efforts will be successful, and as a result, our future business, financial condition and results of operations may be significantly negatively impacted. The volatile conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Item 1A, which in turn could significantly negatively affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

The COVID-19 pandemic has impacted and may continue to impact our credit facilities and securitization facilities.
Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity. However, the effects of COVID-19 may negatively affect our ability to comply with existing covenants under our debt agreements, increase our cost of capital or make additional capital more difficult to obtain or available only on terms less favorable to us, if at all. Subject to the provisions of the amendment to our credit agreement (“Credit Agreement Amendment”), our secured revolving credit facility requires us to maintain a minimum interest coverage ratio of at least 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. However, the Credit Agreement Amendment establishes a relief period with respect to our secured revolving credit facility, which began on July 15, 2020, and will last until the earlier of April 1, 2022, and the termination by us of the relief period, subject to certain conditions (“Relief Period”). The Credit Agreement Amendment increases the leverage-based financial covenant by varying levels for each applicable quarter during the Relief Period, in each case which represents an increase to the existing leverage-based financial covenant of 4.25 to 1.0. As of December 31, 2020, the Credit Agreement Amendment increased the maximum first lien leverage ratio to 7.50 to 1.0. Following the Relief Period, the Credit Agreement Amendment re-establishes the existing leverage-based financial covenant of 4.25 to 1.0, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the credit agreement). In addition, the Credit Agreement Amendment, among other things, increases the interest rate applicable to borrowings under our secured revolving credit facility based on our first lien leverage ratio in any quarter if it exceeds 4.25 to 1.0, until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the Amendment Effective Date and on or prior to the last day of the relevant fiscal quarter and requires us to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.0, which shall increase to 2.50 to 1.0 after the Relief Period, the level existing prior to the Amendment Effective Date. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the credit agreement to take into consideration the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in our public filings and certain other specified materials. The continued impact of COVID-19 on our industry and business may impact our ability to maintain compliance with these debt covenants in the future. If we fail to comply with our debt covenants, including as amended by the Credit Agreement Amendment during the Relief Period, the lenders under our secured revolving credit facility and term loan B, subject to our right to cure, would have the right to terminate and declare the outstanding loans to be immediately due and payable, and any such default could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. Any continued impact of COVID-19 on our industry and business will also lead to a higher first lien leverage ratio in the future.

The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2020, our interest coverage ratio was 3.0 to 1.0. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. As of December 31, 2020, our first lien leverage ratio was 5.4 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2020, we were in compliance with all of the financial covenants described above. Under the credit agreement, if our first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings would increase, and we would be subject to higher fees associated with our letters of credit. Given the first lien leverage ratio at December 31, 2020 the interest rate on the revolver borrowings will increase 25 basis points effective March 1, 2021.

COVID-19 has also impacted the public asset-backed securities market, and thus impacts our ability to issue asset-backed securities. In April 2020, we successfully closed on a $325 million private securitization financing at a higher cost compared to transactions we have completed in the past, though it was favorable to similar transactions completed in the public market at that time. In August 2020, we successfully closed on a $575 million securitization financing at a similar cost compared to transactions we have completed in the past. The impact of COVID-19 on the financial markets may have an impact on the availability of this type of funding and other types of financing in the near term or longer term and terms for hospitality/travel-related companies may command a higher interest rate. The ongoing effects of COVID-19 on our operations could have a significant negative impact on our financial results, capital and liquidity, as well as our credit rating, and such negative impact could continue well beyond the containment of such outbreak.

As of December 31, 2020, we had $690 million of availability under our asset-backed conduit facilities. Any further disruption to the asset-backed securities market could negatively impact our ability to obtain asset-backed financings or the terms of such financings. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate as a result of the COVID-19 crisis or otherwise. Our ability to sell securities backed by our VOCRs depends on the continued

ability and willingness of capital market participants to invest in such securities, which may be negatively affected by COVID-19 and its impact on economic conditions and the credit of our VOCRs pools.

In connection with the sale of our European vacation rentals business, Wyndham Hotels provided certain post-closing credit support in the form of guarantees. As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Travel + Leisure and one-third by Wyndham Hotels, as the selling entity, we are responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold.

As a result of the Wyndham Hotels credit ratings downgrade, we posted £58 million surety bond and a £36 million letter of credit ($79 million and $48 million as of December 31, 2020) and we will maintain them until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1. In addition, as a result of Moody’s downgrading our credit rating from Ba2 to Ba3 in May 2020, the coupon rate on the 5.65% notes due 2024, the 6.60% notes due 2025, and the 6.00% notes due 2027 each increased by 25 basis points per annum, effective October 1, 2020. Since issuance, the interest rates on these notes have increased 150 basis points as of December 31, 2020, with the maximum potential additional increase at 50 basis points.

We utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. As a result of COVID-19, we could see a reduction in commitments from our surety providers. Any such reduction in commitments or reduced availability of bonding capacity, or a negative change to the terms and conditions and pricing of the bonding capacity, may negatively impact our vacation ownership business.

Risks Related to the Spin-Off
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
In connection with the Spin-off, we entered into a number of agreements with Wyndham Hotels that govern the ongoing relationships between Wyndham Hotels and Travel + Leisure following the Spin-off. Our success will depend, in part, on the maintenance of these ongoing relationships with Wyndham Hotels as well as Wyndham Hotels’ performance of its obligations under these agreements. If we are unable to maintain a good relationship with Wyndham Hotels, or if Wyndham Hotels does not perform its obligations under these agreements, fails to protect the trademarks, trade names and intellectual property that we license from it or if these brands deteriorate or materially change in an adverse manner, or the reputation of these brands declines, our brand may be negatively affected, our profitability and revenues could decrease and our growth potential may be adversely affected.

We are responsible for certain contingent and other corporate liabilities incurred prior to the Spin-off.
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Travel + Leisure assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the distribution, including liabilities of Wyndham Worldwide related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 29—

Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our obligations related to Wyndham Hotels.

If Wyndham Hotels was to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities including associated costs.

Certain directors who serve on our Board also serve on the board of directors of and own common stock of Wyndham Hotels.
Certain directors who serve on our Board currently serve as directors of and own shares of common stock of Wyndham Hotels following the Spin-off, which may create, or appear to create, conflicts of interest, in particular when our or Wyndham Hotels’ management and directors face decisions that could have different implications for us and Wyndham Hotels, including the resolution of any dispute regarding the terms of the agreements governing the Spin-off and the relationship between us and Wyndham Hotels after the Spin-off or any other commercial agreements entered into in the future between us and Wyndham Hotels.

If the Distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our shareholders, we and Wyndham Hotels might be required to pay substantial U.S. federal income taxes.
In conjunction with the Distribution, we received opinions of our Spin-off tax advisors to the effect that, subject to the assumptions and limitations described therein, the Distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The opinions of our Spin-off tax advisors were based on and relied on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Wyndham Hotels made to the Spin-off tax advisors and certain covenants that Travel + Leisure and Wyndham Hotels entered into, including covenants contained in the Tax Matters Agreement described below. If any of these representations or statements are or become inaccurate or incomplete, or if Travel + Leisure or Wyndham Hotels breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment. The opinions of the Spin-off tax advisors are not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

In addition, we received a private letter ruling from the IRS regarding certain U.S. federal income tax aspects of transactions related to the Spin-off (the “IRS Ruling”). Although the IRS Ruling generally is binding on the IRS, the continued validity of the IRS Ruling will be based upon and subject to the continuing accuracy of factual statements and representations made to the IRS by us. The IRS Ruling is limited to specified aspects of the Spin-off under Sections 355 and 361 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of our common stock and to us have been satisfied.

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

General Risk Factors
Risks Related to Our Common Stock
The trading price of our shares of common stock may continue to fluctuate.
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control including our quarterly or annual earnings or those of other companies in our industry; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; our ability or perceived ability to realize the benefits of the Spin-off; our credit ratings, including the impact of the Spin-off and the global COVID-19 pandemic on such ratings; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; changes in earnings estimates by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Travel + Leisure which could impact the trading price of our common stock.
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids. These provisions include that shareholders do not have the right to act by written consent, rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, the right of our Board to issue preferred stock without shareholder approval and limitations on the right of shareholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our company and our shareholders.

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our share repurchase program.
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our share repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our share repurchase program if the Board deems such action to be in the best interests of our shareholders. During 2020, in response to the unprecedented COVID-19 pandemic, our Board, acting prudently, reduced our dividend and suspended our share repurchase program. While we expect to continue to pay dividends to shareholders during the continuance of the COVID-19 pandemic, and a continuance of dividends is permitted under our modified credit facilities subject to certain conditions, we cannot assure that our Board may not need to consider further dividend reductions in the future in response to continuing effects of the COVID-19 pandemic or otherwise.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Travel + Leisure Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in 2025. We also have a leased office in Virginia Beach, Virginia, for our Associate Service Center, for which the lease expires in 2021, as well as data centers in Phoenix, Arizona and Greenwood Village, Colorado, for which the leases end in 2022. The lease that is due to expire in 2021 is presently under review related to our ongoing requirements.

Vacation Ownership
Our vacation ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our vacation ownership business also has leased spaces in; Las Vegas, Nevada; Clark, Philippines; Bundall, Australia; and Singapore, with various expiration dates between 2021 and 2056. Our vacation ownership business leases space for administrative functions in Las Vegas, Nevada, that expires in 2028. In addition, our vacation ownership business utilizes 137 marketing and sales offices with 109 locations in the U.S. and the remaining locations in Australia, the Caribbean, Thailand, Mexico, Fiji, New Zealand, Indonesia, China, and the Philippines. All leases that are due to expire in 2021 are presently under review related to our ongoing requirements.

Travel and Membership
Our travel and membership business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana, and one property in Mexico. There are 22 leased offices, of which nine are located in Europe, four in Latin America, four in Asia Pacific, three in North America, and two in Africa. Such leases have expiration dates between 2021 through 2029. All leases that are due to expire in 2021 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “TNL.” As of January 31, 2021, the number of stockholders of record was 4,546. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2020.”

Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan(a)
October 2020 (October 1-31)	—	$—	—	$351,074,356
November 2020 (November 1-30)	—	—	—	351,074,356
December 2020 (December 1-31)	—	—	—	351,074,356
Total	—	$—	—	$351,074,356

(a)On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program eight times, most recently on October 23, 2017, by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. See “Stock Repurchase Program” section included in Item 7 of this Annual Report on Form 10-K for further information on the Share Repurchase Program.

For a description of limitations on the payment of our dividends, see the “Dividends” section included in Item 7 of this Annual Report on Form 10-K.

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2015, to December 31, 2020. The graph assumes that $100 was invested on December 31, 2015, and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

(a) $100 invested on December 31, 2015, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ending December 31:	2015	2016	2017	2018	2019	2020

Travel + Leisure Co.	$100.00	$108.09	$167.99	$119.23	$178.92	$162.73
S&P Midcap 400	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
S&P Hotels, Resorts & Cruise Lines	$100.00	$107.52	$160.30	$131.34	$180.01	$133.43

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

	As of or For the Year Ended December 31,
	2020	2019 (a)	2018 (a)	2017 (a)	2016 (a)
Income statement data (in millions):
Net revenues	$2,160	$4,043	$3,931	$3,806	$3,692
Expenses
Operating and other (b)	1,999	3,106	3,051	3,000	2,907
Depreciation and amortization	126	121	138	136	127
COVID-19 related costs	88	—	—	—	—
Asset impairments	52	27	(4)	205	—
Separation and related costs	—	45	223	26	—
Total expenses	2,265	3,299	3,408	3,367	3,034
Gain on sale of business	—	(68)	—	—	—
Operating (loss)/income	(105)	812	523	439	658
Other (income), net	(14)	(23)	(38)	(28)	(21)
Interest expense	192	162	170	155	133
Early extinguishment of debt	—	—	—	—	11
Interest (income)	(7)	(7)	(5)	(6)	(7)
(Loss)/income before income taxes	(276)	680	396	318	542
(Benefit from)/provision for income taxes	(23)	191	130	(328)	190
Net (loss)/income from continuing operations	(253)	489	266	646	352
(Loss)/income from operations of discontinued businesses, net of income taxes	—	—	(50)	209	260
(Loss)/gain on disposal of discontinued business, net of income taxes	(2)	18	456	—	—
Net (loss)/income	(255)	507	672	855	612
Net income attributable to noncontrolling interest	—	—	—	(1)	(1)
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$672	$854	$611

Per share data
Basic earnings/(loss) per share
Continuing operations	$(2.95)	$5.31	$2.69	$6.26	$3.19
Discontinued operations	(0.02)	0.19	4.11	2.03	2.37
	$(2.97)	$5.50	$6.80	$8.29	$5.56

Basic weighted average shares outstanding (in millions)	86.1	92.1	98.9	103.0	109.9

Diluted earnings/(loss) per share
Continuing operations	$(2.95)	$5.29	$2.68	$6.22	$3.17
Discontinued operations	(0.02)	0.19	4.09	2.02	2.35
	$(2.97)	$5.48	$6.77	$8.24	$5.52

Diluted weighted average shares outstanding (in millions)	86.1	92.4	99.2	103.7	110.6

Dividends
Cash dividends declared per share	$1.60	$1.80	$1.89	$2.32	$2.00

(a)We sold our North American vacation rentals business on October 22, 2019. This business did not meet the criteria to be classified as a discontinued operation; therefore, its results of operations are reflected within continuing operations through the date of sale.
(b)Includes Operating, Cost of vacation ownership interests, Consumer financing interest, Marketing, General and administrative, and Restructuring expenses.

	As of or For the Year Ended December 31,
	2020	2019	2018	2017	2016
Balance sheet data (in millions):
Securitized assets (a)	$2,573	$3,121	$3,028	$2,680	$2,601
Total assets	7,613	7,453	7,158	10,450	9,866
Non-recourse vacation ownership debt	2,234	2,541	2,357	2,098	2,141
Debt	4,184	3,034	2,881	3,908	3,299
Total (deficit)/equity	(968)	(524)	(569)	774	633

Operating statistics:(b)
Vacation Ownership
Gross VOI sales (in millions)	$967	$2,355	$2,271	$2,138	$2,007
Tours (in 000s)	333	945	904	869	819
Volume Per Guest (“VPG”)	$2,486	$2,381	$2,392	$2,345	$2,324
Travel and Membership
Average number of members (in 000s)	3,749	3,887	3,847	3,799	3,852
Exchange revenue per member	$126.48	$166.54	$171.04	$176.74	$172.56
Transactions (in 000s) (c)
Exchange transactions	762	1,493	N/A	N/A	N/A
Non-exchange transactions	278	163	N/A	N/A	N/A
Total Travel and Membership transactions	1,040	1,656	N/A	N/A	N/A

(a)Represents the portion of gross vacation ownership contract receivables, securitization restricted cash, and related assets that collateralize our non-recourse vacation ownership debt. Refer to Note 17—Variable Interest Entities to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.
(b)For additional details on our operating statistics see the “Operating Statistics” section included in Item 7 of this Annual Report on Form 10-K.
(c)Given recent acquisitions, we will be reporting transactions as a key operating metric for our Travel and Membership segment beginning in 2021. We provided the 2020 and 2019 data in advance of this change.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership (formerly Wyndham Vacation Clubs)—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.
•Travel and Membership (formerly Panorama or Vacation Exchange)—operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals.

Impact of COVID-19 on Our Business
The results of operations during the year ended December 31, 2020, include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our business and financial results, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests, and employees, when we closed the majority of our resorts and sales centers. We were also keenly focused on preserving cash, cutting costs, and managing liquidity. Several of our business lines have strong recurring sources of income and cash flow, for example, consumer finance, hospitality and our exchange membership businesses. The fee streams from these businesses, which represented approximately 50% of Adjusted EBITDA in 2019, bolstered our financial stability when resorts and sales centers were mostly closed for the months of April and May. We incurred expenses in connection with COVID-19 of $385 million during the year ended December 31, 2020, which are discussed in further detail in Note 26—COVID-19 Related Items to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Many of our resorts and sales centers were closed or operated at reduced capacity throughout 2020 as a result of COVID-19. Operating at less than 100% capacity, combined with depressed leisure travel demand overall, resulted in lower tours which negatively impacted gross VOI sales in 2020. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower net transactions, average number of members, and average revenue per member during 2020.

As resorts reopened in 2020, we saw and expect to continue to see United States of America (“U.S.”) consumers shift from international to domestic travel and also to destinations that require driving versus flying. We believe these shifts may be favorable to the timeshare industry. In addition, we believe larger condominium-like accommodations with kitchens will be more amenable for social distancing and travelers will seek trusted brands they can rely upon for thorough cleaning of vacation accommodations prior to arrival. Historically, occupancy at our resorts has remained high in downturns because our owners own their vacations and are therefore committed to traveling.

We believe the ongoing effects of COVID-19 will continue to have a significant adverse effect on our financial condition and results of operations during the first quarter of 2021 and potentially beyond. While we have made and continue to make efforts to mitigate the impacts of COVID-19, there can be no assurance that these efforts will be successful in the future. COVID-19 may also affect our financial condition and results of operations in a manner that is not presently known to us. For certain of the events, uncertainties, trends and risks associated with the impact of the COVID-19 pandemic on our future results and financial condition, see “Risks Related to the COVID-19 Pandemic” included in Part 1A of this Annual Report on Form 10-K.

Cost Actions and Preservation of Cash Flow
We have taken significant actions to maximize cash flow. In the first half of the year, we took actions that would have reduced our annualized 2020 operating cost base by approximately $225 million with $60 million of permanent general and administrative cost reductions. Savings related primarily to the impact of staff reductions/furloughs, travel and expense, and a reduction in third party vendor/consulting spend. Since this time 51% of our furloughed employees have returned to work. We reviewed inventory and capital expenditure requirements and reduced both by a combined $133 million for the 2020 fiscal year. Share repurchase activity has been suspended since March 2020.

Operational Changes
We worked with government authorities and health experts in establishing new operational criteria and methodologies, for example, curbside check-in, enhanced cleaning protocols, and controlled amenity access. In May 2020, we partnered with Ecolab to launch the Vacation Ready program and our internal task force oversaw the implementation of safety protocols in accordance with guidelines and in consultation with health experts. While the levels of restrictions on operations imposed by governmental authorities have been reduced in some locations, they have increased in others, and there is continued uncertainty regarding the trend of these restrictions going forward. As of December 31, 2020, we have reopened 81% of our resorts (92% have reopened as of the date of this filing) and reopened 86% of our sales offices (92% as of the date of this filing) with plans to restart the remainder in early 2021. Our reopening plans were negatively impacted by government shutdowns in California and Hawaii, which required us to close resorts which were previously reopened. As of December 31, 2020, approximately 5,300 of the impacted employees remained laid off or furloughed.

Relief Under the CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We recorded $26 million of employee retention tax credits for the year ended December 31, 2020, including credits from similar programs outside the U.S. We have deferred social security payments to the U.S. government until 2021 in accordance with CARES Act provisions and will have additional depreciation deductions relating to qualified improvement property. While we continue to review and consider any additional available benefits under the CARES Act or similar legislation that has been or in the future may be enacted in response to the COVID-19 pandemic for which we qualify, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to receive such benefits in a timely manner or at all.

Focus on Higher Margin Business
As part of our reopening strategy, we focused on higher margin owner business by harvesting our owner upgrade pipeline. Prior to 2020, just under 40% of sales were to lower margin new owners.

We have also raised our credit standards which will strengthen our receivables portfolio going forward. We have closed some unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All of these changes are designed to result in higher volume per guest (“VPG”) which is a measure of sales efficiency and is strongly correlated to profitability.

Other Developments
Continued closure and/or reclosure of resorts and sales centers could result in additional COVID-19 charges including idle pay for certain sales and marketing employees and potential further impairment of assets. During the first quarter, we evaluated the impact of COVID-19 on our owners’ ability to repay their contract receivables and as a result we recorded an additional $225 million allowance. The allowance recorded provided for the full estimated impact of a prolonged recession (approximately 15-20 months to return to pre-COVID-19 defaults) based on our historical data for the most recent recession in 2008. As a result of our quarterly analysis on the impact of COVID-19 on our owners, in the fourth quarter there was an improvement in net new defaults and lower than expected unemployment rates; as such we reduced this reserve by $20 million. If unemployment rates or our collection experience for our vacation ownership contract receivables (“VOCRs”) differ significantly from current expectations, we may need to further increase or decrease our allowance for loan losses for VOCRs. As of December 31, 2020, given the significant amount of government assistance provided to consumers in the early stages of the pandemic, we expect defaults to remain elevated for the next 12-15 months as a result of COVID-19.

Given a range of different scenarios related to the COVID-19 impact on our business, we expect to maintain adequate liquidity and remain in compliance with our debt covenants. As a precautionary measure to enhance liquidity, we drew down our $1.0 billion revolving credit facility at the end of the 2020 first quarter and had $1.2 billion of cash and cash equivalents on hand as of December 31, 2020. We suspended share repurchases in March and have made other operational decisions to preserve cash. During the third quarter, we amended our $1.0 billion revolving credit facility which modified existing quarterly-tested financial covenants through March 31, 2022, and raised the first lien coverage ratio in the near term to provide significant financial flexibility. Among other changes, the amendment prohibits the use of cash for share repurchases until such time as we choose to exercise our option to exit the amendment in accordance with its terms. We maintained our ability to pay dividends and to continue to invest in the business throughout the covenant relief period. See Note 16—Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details.

We successfully closed on a $325 million private securitization financing on April 29, 2020. While this transaction was at a higher cost compared to transactions we completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million securitization financing on August 13, 2020 at a similar cost compared to transactions we have completed in the past. These transactions provide reinforcement that we expect to maintain adequate liquidity.

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

Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. We have recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. ARN is reported within the Travel and Membership segment.

North American Vacation Rentals Business Sale
During 2018, we decided to explore strategic alternatives for the North American vacation rentals business and on October 22, 2019, we closed on the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale as of December 31, 2018. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations are reflected within continuing operations on the Consolidated Statements of (Loss)/Income through the date of sale.

Hotel Business Spin-off
We completed the spin-off of our hotel business on May 31, 2018 (“Spin-off”). This Spin-off resulted in our operations being held by two separate, publicly traded companies, Travel + Leisure Co. (“Travel + Leisure,” formerly Wyndham Destinations, Inc.) and Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. This transaction is expected to result in enhanced strategic and management focus on the core business and growth of each company; more efficient capital allocation, direct access to capital and expanded growth opportunities for each company; the ability to implement a tailored approach to recruiting and retaining employees at each company; improved investor understanding of the business strategy and operating results of each company; and enhanced investor choice by offering investment opportunities in separate entities. This transaction was effected through a pro rata distribution of the new hotel entity’s stock to existing Travel + Leisure shareholders. As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements.

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

European Vacation Rentals Business Sale
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and a 2018 after-tax gain of $456 million, net of $139 million in taxes. During 2020, we recognized a $2 million loss resulting from a tax audit. During 2019, we recognized an additional $18 million gain, related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees. We have provided post-closing credit support in order to ensure that Awaze Limited (“Awaze”), formerly Compass IV Limited, an affiliate of Platinum Equity, LLC, meets the requirements of certain service providers and regulatory authorities. The results of operations of this business through the date of sale have been classified as discontinued operations on the Consolidated Financial Statements.

SEGMENT OVERVIEW
Vacation Ownership
We develop, market, and sell VOIs to individual consumers, provide consumer financing in connection with the sale of VOIs, and provide property management services at resorts. Our sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible.

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

We provide day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. Our management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. We receive fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. We are entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of Operating expenses on the Consolidated Statements of (Loss)/Income. We reduce management fees for amounts paid to the property owners’ association that reflect maintenance fees for VOIs for which we retain ownership, as we have concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of (Loss)/Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were (in millions):

	2020	2019	2018
Management fee revenue	$343	$394	$314
Reimbursable revenues	252	308	351
Property management revenues	$595	$702	$665

One of the associations that we manage paid our Travel and Membership segment $27 million for exchange services during 2020, and $29 million during both 2019 and 2018.

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales including Fee-for-Service sales before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs, and (iii) VPG, which represents revenue per guest and is calculated by dividing the gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours.

Travel and Membership
As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange network and, for some members, for other leisure-related services and products.

Travel and Membership derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. We recognize revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with our vacation exchange networks and, for certain members, for other leisure-related services and products. We also derive revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

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

We also derive revenue from other travel products and services, enabled as a result of our 2019 acquisition of ARN and via our resort services solution business, optimizing business to business (“B2B”) capabilities, and integration for consumer travel planning. Our relationships and buying power with major travel suppliers provide our partners with access to some of the most compelling travel inventory in the industry. Our affiliates and members enjoy inventory from accommodation wholesalers, airfare, and rental car providers.

We earn revenue from our RCI Elite Rewards co–branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability until our performance obligations have been satisfied. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.

Prior to the sale of our vacation rental businesses, our vacation rental brands derived revenue from fees associated with the rental of vacation properties managed and marketed by Travel and Membership on behalf of independent owners. We remitted the rental fee received from the renter to the independent owner, net of our agreed-upon fee. The related revenue from such fees, net of expected refunds, was recognized over the renter’s stay. Our vacation rental brands also derived revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations which were generally recognized when the service was delivered.

Within our Travel and Membership segment, we measure operating performance using the following key operating statistics: (i) average number of vacation exchange members, which represents paid members in our vacation exchange programs who are current on their annual membership dues, or within the allowed grace period, and are entitled, for additional fees, to exchange their intervals for intervals at other properties affiliated with our exchange network and, for certain members, for other leisure-related services and products, and (ii) exchange revenue per member, which represents total revenues generated from fees associated with memberships, exchange transactions, and other servicing for the period divided by the average number of vacation exchange members during the period.

Other Items
We record property management services revenues and RCI Elite Rewards revenues for our Vacation Ownership and Travel and Membership segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. These reportable segments represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net (loss)/income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with Generally Accepted Accounting Principles in the U.S. (“GAAP”) measures, gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2020 and 2019. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2020	2019	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$967	$2,355	(58.9)
Tours (in 000s) (c)	333	945	(64.8)
Volume Per Guest (“VPG”) (d)	$2,486	$2,381	4.4
Travel and Membership (a)
Average number of members (in 000s) (e)	3,749	3,887	(3.5)
Exchange revenue per member (f)	$126.48	$166.54	(24.1)
Transactions (in 000s) (g)
Exchange transactions	762	1,493	(49.0)
Non-exchange transactions	278	163	70.3
Total Travel and Membership transactions	1,040	1,656	(37.2)

(a)Includes the impact from acquisitions from the acquisition dates forward.
(b)Represents total sales of VOIs, including sales under the Fee-for-Service program, before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.
(c)Represents the number of tours taken by guests in our efforts to sell VOIs.
(d)VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’s tour selling efforts during a given reporting period.
(e)Represents paid members in our vacation exchange programs who are current on their annual membership dues or within the allowed grace period.
(f)Represents total revenues generated from fees associated with memberships, exchange transactions, and other servicing for the period divided by the average number of vacation exchange members during the period.
(g)Represents the number of vacation transactions booked during the period, net of cancellations. Given recent acquisitions, we will be reporting transactions as a key operating metric for our Travel and Membership segment beginning in 2021. We provided the 2020 and 2019 data in advance of this change.
(h)Change percentages may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the years ended December 31, (in millions):

	2020	2019
Vacation ownership interest sales, net	$505	$1,848
Loan loss provision	415	479
Gross VOI sales, net of Fee-for-Service sales	920	2,327
Fee-for-Service sales (1)	47	28
Gross VOI sales	$967	$2,355

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $22 million and $18 million during 2020 and 2019. These commissions are reported within Service and membership fees on the Consolidated Statements of (Loss)/Income.

Our 2020 operating statistics include the impacts of COVID-19 which were significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, our Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. These closures resulted in lower tours which negatively impacted gross VOI sales. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower net transactions, average number of members, and average revenue per member during 2020. The impact of COVID-19 on our operating statistics is expected to continue into 2021.

RESULTS OF OPERATIONS
Our consolidated results for the years ended December 31, 2020, versus December 31, 2019, are as follows (in millions):

	Year Ended December 31,
	2020	2019	Favorable/ (Unfavorable)
Net revenues	$2,160	$4,043	$(1,883)
Expenses	2,265	3,299	1,034
Gain on sale of business	—	(68)	(68)
Operating (loss)/income	(105)	812	(917)
Other (income), net	(14)	(23)	(9)
Interest expense	192	162	(30)
Interest (income)	(7)	(7)	—
(Loss)/income before income taxes	(276)	680	(956)
(Benefit)/provision for income taxes	(23)	191	214
Net (loss)/income from continuing operations	(253)	489	(742)
(Loss)/gain on disposal of discontinued business, net of income taxes	(2)	18	(20)
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$(762)

Net revenues decreased $1.88 billion during 2020 compared with 2019. During 2020 and in anticipation of increased defaults on VOCRs due to the impact of COVID-19, we recorded an additional $205 million provision which negatively impacted revenues and a corresponding $48 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $157 million. Revenue decrease of $1.88 billion (46.5%) was unfavorably impacted by foreign currency of $4 million (0.1%). The remaining decrease in net revenues after the impact of the additional provision, excluding foreign currency impact, was primarily the result of:
•$1.31 billion of decreased revenues in our Vacation Ownership segment due to decreased net VOI sales as a result of the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19 and decreased property management revenues, consumer financing revenues, and ancillary revenues; and
•$367 million decrease in revenues in our Travel and Membership segment driven by the absence of vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019, and the negative impact of COVID-19, partially offset by an increase in revenue at ARN, which was acquired in August 2019.

Expenses decreased $1.03 billion during 2020 compared with 2019. The decrease in expenses of $1.03 billion (31.3%) was impacted by favorable foreign currency of $3 million (0.1%). Excluding foreign currency impact, the decrease in expenses was the result of:
•$327 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;
•$326 million decrease in sales and commission expenses primarily due to lower gross VOI sales as a result of COVID-19;
•$194 million decrease in costs due to the sale of the North American vacation rentals business;
•$183 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales, including the $48 million benefit representing estimated recoveries related to the additional provision for loan losses associated with COVID-19;
•$90 million decrease in property management expenses primarily due to lower management fees;
•$70 million decrease in general and administrative expenses related to COVID-19 impacts;
•$56 million decrease in Travel and Membership operating expenses associated with lower exchange and related service revenues driven by COVID-19 impacts and cost saving initiatives; and
•$45 million decrease in separation costs; partially offset by
•$88 million increase for COVID-19 related costs primarily due to workforce reduction;
•$48 million increase due to the write-down of exchange inventory;
•$44 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs;
•$30 million increase in restructuring expense primarily due to COVID-19 impacts;
•$29 million increase in impairments driven by COVID-19; and
•$20 million of increased revenue-related expenses from the ARN business.

Gain on sale of business was $68 million during 2019 due to the sale of the North American vacation rentals business.

Other income, net of other expense decreased $9 million during 2020 compared with 2019, due to the gain on sale of a building in 2019, higher business interruption recoveries in 2019, an unfavorable tax settlement in 2020, and decreased income from a profit share agreement at the Travel and Membership segment.

Interest expense increased $30 million during 2020 compared with 2019 due to higher average outstanding revolving credit facility balances driven by the drawdown of our $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19 and interest on the $650 million 6.625% secured notes issued in 2020 and the $350 million 4.625% secured notes issued in December 2019.

Our effective tax rates were 8.3% and 28.1% for the years ended December 31, 2020 and 2019. The change in the effective tax rate is primarily due to the impacts of COVID-19 on our taxable earnings. Increases in valuation allowances on the deferred tax assets reduced the overall effective tax rate. In addition, the jurisdictional composition resulted in profits within higher tax rate jurisdictions and losses in lower tax rate jurisdictions, which significantly impacted the overall effective tax rate.

Our 2019 results of operations reflect a negative impact from hurricane Dorian. We estimate that the hurricane reduced revenues, Adjusted EBITDA, and net income by $20 million, $11 million, and $8 million.

Loss on disposal of discontinued businesses, net of income taxes was $2 million during 2020 resulting from a tax audit, net of Wyndham Hotels’ one-third share, related to the European vacation rentals business. Gain on disposal of discontinued businesses, net of income taxes was $18 million during 2019 mainly due to tax benefits associated with additional foreign tax credit utilization, lower than anticipated state income taxes, and the release of funds held in escrow related to the sale of the European vacation rentals business in 2018.

As a result of these items, Net loss attributable to Travel + Leisure shareholders was $255 million in 2020 as compared with Net income attributable to Travel + Leisure shareholders of $507 million in 2019.

Following is a discussion of the 2020 results of each of our segments compared to 2019 (in millions):

	Year Ended December 31,
Net revenues	2020	2019
Vacation Ownership	$1,637	$3,151
Travel and Membership	528	898
Total reportable segments	2,165	4,049
Corporate and other (a)	(5)	(6)
Total Company	$2,160	$4,043

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2020	2019
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507
Loss/(gain) on disposal of discontinued business, net of income taxes	2	(18)
(Benefit from)/provision for income taxes	(23)	191
Depreciation and amortization	126	121
Interest expense	192	162
Interest (income)	(7)	(7)
Gain on sale of business	—	(68)
Asset impairments (b)	57	27
COVID-19 related costs (c)	56	—
Exchange inventory write-off	48	—
Restructuring	39	9
Stock-based compensation	20	20
Legacy items (d)	4	1
Acquisition and divestiture related costs	—	1
Separation and related costs (e)	—	45
Adjusted EBITDA	$259	$991

	Year Ended December 31,
Adjusted EBITDA	2020	2019
Vacation Ownership	$121	$756
Travel and Membership	191	289
Total reportable segments	312	1,045
Corporate and other (a)	(53)	(54)
Total Company	$259	$991

(a)Includes the elimination of transactions between segments.
(b)Includes $5 million of bad debt expense related to a note receivable for the year ended December 31, 2020, included in Operating Expenses on the Consolidated Statements of (Loss)/Income.
(c)Reflects severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.
(d)Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and our separation from Cendant.
(e)Includes $4 million of stock based compensation expenses for the year ended 2019.

Vacation Ownership
Net revenues decreased $1.51 billion and Adjusted EBITDA decreased $635 million during 2020 compared with 2019. During 2020 and in anticipation of increased defaults on VOCRs due to the impacts of COVID-19, we recorded an additional $205 million provision which negatively impacted revenues and a corresponding $48 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. The net revenue decrease of $1.51 billion (48.0%) was unfavorably impacted by foreign currency of $1 million and the total Adjusted EBITDA decrease of $635 million (84.0%) was not materially impacted by foreign currency.
Other decreases in net revenues excluding the impact of currency were driven by:
•$1.41 billion decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 64.8% decrease in tours resulting from the temporary closure of our resorts and suspension of sales and marketing operations directly related to COVID-19; partially offset by a $269 million decrease in our provision for loan losses due to lower gross VOI sales;
•$107 million decrease in property management revenues primarily due to lower management fees and reimbursable revenues;
•$48 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance; and
•$21 million decrease in ancillary revenues primarily due to a decrease in trial vacation package revenue and our co-branded credit card program; partially offset by
•$5 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of currency was further impacted by:
•$326 million decrease in sales and commission expenses primarily due to lower gross VOI sales;
•$321 million decrease in marketing costs primarily due to the temporary suspension of sales and marketing operations;
•$135 million decrease in the cost of VOIs sold primarily due to lower gross VOI sales and increased estimated inventory recoveries associated with our provision for loan losses;
•$90 million decrease in property management expenses primarily due to lower management fees and lower reimbursable expenses; and
•$30 million decrease in general and administrative expenses primarily due to lower employee-related costs; partially offset by
•$44 million increase in maintenance fees on unsold inventory primarily due to the temporary closure of our resorts resulting in the inability to recover a portion of these costs; and
•$31 million increase in COVID-19 related costs primarily due to workforce reduction.

Travel and Membership
Net revenues decreased $370 million and Adjusted EBITDA decreased $98 million during 2020 compared with 2019. Revenue decrease of $367 million (40.9%) was unfavorably impacted by foreign currency of $3 million (0.3%). Adjusted EBITDA decrease of $97 million (33.6%) was unfavorably impacted by foreign currency of $1 million (0.3%).

Decreases in net revenues excluding the impact of currency were driven by:
•$171 million net decrease in exchange and related service revenues driven by the negative impact of COVID-19 which resulted in higher cancellations and lower bookings;
•$153 million decrease in vacation rentals revenue as a result of the sale of the North American vacation rentals business in October 2019; and
•$43 million net decrease in ancillary revenues primarily due to the $54 million decrease of ancillary revenue generated by the North American vacations rentals business which was sold in October 2019 and an $8 million decrease in exchange ancillary revenue primarily related to COVID-19, partially offset by an increase in revenue of $19 million from ARN, which was acquired in August 2019.

In addition to the drivers mentioned above, 2020 Adjusted EBITDA, excluding the impact of currency, was further impacted by:
•$194 million decrease in costs due to the sale of the North American vacation rentals business; and
•$96 million of decreased costs primarily associated with cost savings and lower exchange and related service revenues; partially offset by
•$20 million of increased revenue-related expenses from the ARN business.

Corporate and other
Corporate and other Adjusted EBITDA increased $1 million (1.9%) during 2020 compared with 2019 and was not materially impacted by foreign currency. The growth in Adjusted EBITDA was primarily due to lower employee-related costs.

For comparative review of our consolidated results of operations and the results of operations of our reportable segments for the fiscal years ended December 31, 2019 and 2018, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2020.

DISCONTINUED OPERATIONS
We sold our European vacation rentals business on May 9, 2018. This sale resulted in final net proceeds of $1.06 billion and a 2018 after-tax gain of $456 million, net of $139 million in taxes. During 2020, we recognized a $2 million loss resulting from a tax audit. During 2019, we recognized an additional $18 million gain, related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees. We have provided post-closing credit support in order to ensure that Awaze meets the requirements of certain service providers and regulatory authorities. The results of operations of this business have been classified as discontinued operations on the Consolidated Financial Statements.

We completed the Spin-off on May 31, 2018, which resulted in our operations being held by two separate, publicly traded companies. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives. As a result of the Spin-off, we have classified the results of operations of our hotel business as discontinued operations on the Consolidated Financial Statements.

During 2018, there was a $50 million loss from operations of discontinued businesses, net of taxes. Separation and related costs from discontinued operations was $111 million during 2018.

SEPARATION AND TRANSACTION COSTS
During 2019, we incurred $45 million of expenses in connection with the Spin-off completed on May 31, 2018, which are reflected within continuing operations. These separation costs were related to stock compensation, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of our abandoning portions of our administrative offices in New Jersey. This decision was part of our continued focus on rationalizing existing facilities in order to reduce our corporate footprint. These expenses also include additional impairment charges associated with the write-off of assets and liabilities related to the early termination of an operating lease in Chicago, Illinois, partially offset by an indemnification receivable from Wyndham Hotels. Refer to Note 13—Leases to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional detail regarding these impairments.

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

RESTRUCTURING PLANS
During 2020, we recorded $37 million of charges related to restructuring initiatives, most which were COVID-19 related. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at the Travel and Membership segment. We also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. We additionally recognized $1 million in employee related expenses associated with the consolidation of a shared service center within the Travel and Membership segment. We reduced the 2020 restructuring liability by $12 million of cash payments during 2020. The remaining 2020 restructuring liability of $25 million is expected to be paid by the end of 2029.

During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action is primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the Vacation Ownership segment, (ii) $2 million at the Travel and Membership segment, and (iii) $1 million at our corporate operations. During 2020, we incurred an additional $1 million of restructuring expenses at both the Travel and Membership segment and our corporate operations. We reduced the restructuring liability by $5 million and $1 million of cash payments during 2020 and 2019. The remaining 2019 restructuring liability of less than $1 million is expected to be paid by the end of 2021.

During 2018, we recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Travel and Membership segment, and (iii) $1 million at our corporate operations. During 2019, we incurred an additional $3 million of restructuring expenses at the Vacation Ownership segment and an additional $1 million at our corporate operations related to these restructuring activities. We reduced the restructuring liability by $3 million, $13 million, and $4 million of cash payments during 2020, 2019, and 2018. The remaining 2018 restructuring liability of less than $1 million is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	December 31, 2020	December 31, 2019	Change
Total assets	$7,613	$7,453	$160
Total liabilities	8,581	7,977	604
Total deficit	(968)	(524)	(444)

Total assets increased $160 million from December 31, 2019, to December 31, 2020, due to:
•$841 million increase in Cash and cash equivalents primarily due to net cash proceeds from debt borrowings, partially offset by treasury share repurchases, and dividend payments; and
•$148 million increase in Inventory primarily due to an increase in completed inventory partially offset by net COVID-19 impacts of exchange inventory write-offs and estimated recoveries. These increases were partially offset by
•$26 million decrease in Restricted cash primarily due to decrease in collateral related to the USD bank conduit facility;
•$29 million decrease in Trade receivables, net primarily due lower sales activity as a result of COVID-19 impacts;
•$638 million decrease in Vacation ownership contract receivables, net, primarily due to lower VOI sales driven by the economic downturn as a result of COVID-19, and the additional $205 million allowance for loan losses recorded based on our evaluation of the potential impact of COVID-19 on owners’ ability to repay their contract receivables, and
•$87 million decrease in Other assets primarily due to decreases in right-of-use assets related to COVID-19 impairments, deferred costs, and tax receivables.

Total liabilities increased $604 million from December 31, 2019, to December 31, 2020, due to:
•$1.15 billion increase in Debt due to $547 million increased net borrowing under our revolving credit facility and issuance of the $650 million 6.625% secured notes during the third quarter, partially offset by $40 million repayment of our 7.375% secured notes. This increase was partially offset by
•$44 million decrease in Accrued expenses and other liabilities primarily due to lower employee costs as a result of COVID-19 impacts, and deferred consideration payments for ARN acquisition;
•$94 million decrease in Deferred income primarily due to lower VOI trial package sales and lower upfront subscription payments associated with reduced member acquisition as a result of COVID-19;
•$307 million decrease in Non-recourse vacation ownership debt primarily due to net repayments; and
•$90 million decrease in Deferred income taxes due to installment sales of VOIs.

Total deficit increased $444 million from December 31, 2019, to December 31, 2020, due to $255 million of Net loss attributable to Travel + Leisure shareholders; $140 million of dividends; and $125 million share repurchases; partially offset by $39 million of Additional paid-in capital mainly due to changes in stock based compensation, equity based payment associated with the acquisition of ARN, and the issuance of common stock under our employee stock purchase plan; and $37 million of favorable currency translation adjustments driven by fluctuations in the exchange rates, primarily of the euro, the Australian dollar, and the British pound sterling.

Liquidity and capital resources
The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. In response to COVID-19, we temporarily closed our resorts and suspended our sales and marketing operations for the majority of April and May. As a result, we significantly reduced our workforce and furloughed thousands of employees. These actions have had, and continue to have, an impact on our operations, which could impact our liquidity in the future. However, we believe that our current net cash from operations, cash and cash equivalents on hand, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the next 12 months.

At the end of the first quarter, we drew down our $1.0 billion five-year revolving credit facility, which expires in May 2023, as a precautionary measure to enhance liquidity. As of December 31, 2020, we have $1.2 billion in cash and cash equivalents and $357 million of available capacity on our revolving credit facility, net of letters of credit.

On July 15, 2020, we amended our credit agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment established a relief period (“Relief Period”) with respect to our secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022. Among other changes, this amendment adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter.

On July 24, 2020, we issued $650 million senior secured notes maturing July 31, 2026, with an interest rate of 6.625%. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under our secured revolving credit facility, the future repayment of our 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, we used a portion of these proceeds to repay $350 million of our indebtedness under the secured revolving credit facility.

We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the second quarter of 2020, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million securitization financing during the third quarter of 2020 at a similar cost compared to transactions we have completed in the past. These transactions positively impacted our liquidity and reinforced our expectation that we will be able to maintain adequate liquidity for the near future. Our underlying portfolio continues to perform well with delinquencies lower year-over-year, driven in part by deferral programs, as well as a more mature portfolio from reduced originations over the historically busy summer months. Requests for deferrals have continued to trend down since the second quarter of 2020, and now active deferments represent just one percent of loans outstanding.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility was renewed on October 27, 2020. The facility has a borrowing capacity of $800 million through October 2022, and had $632 million of available capacity as of December 31, 2020. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than November 2023.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capacity of A$255 million and NZ$48 million through September 2021 and available capacity of $58 million as of December 31, 2020. Borrowings under this facility are required to be repaid no later than September 2023.

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

The transition from LIBOR based benchmark rates is expected to begin January 1, 2022 and be completed when USD LIBOR rates are phased out by June 30, 2023. Management will continue to actively assess the related opportunities and risks involved in this transition. On October 27, 2020, we closed on the renewal of our USD bank conduit facility (see Note 16—Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details) and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. We intend to include such language in our other relevant agreements prior to the end of 2021.

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents and restricted cash between 2020 and 2019 (in millions). For a comparative review of the fiscal years ended December 31, 2019 and 2018, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 26, 2020.

	Year Ended December 31,
	2020	2019	Change
Cash provided by/(used in)
Operating activities:
Continuing operations	$374	$453	$(79)
Discontinued operations	—	(1)	1
Investing activities:
Continuing operations	(60)	(44)	(16)
Discontinued operations	(5)	(22)	17
Financing activities:
Continuing operations	502	(289)	791
Discontinued operations	—	—	—
Effects of changes in exchange rates on cash and cash equivalents	4	1	3
Net change in cash, cash equivalents and restricted cash	$815	$98	$717

Operating Activities
Net cash provided by operating activities from continuing operations was $374 million for the year ended December 31, 2020, compared to $453 million in the prior year. This $79 million decrease in 2020 was driven by a $742 million decrease in net income from continuing operations; and a $170 million decrease in non-cash add-back items mainly due to lower deferred income taxes, partially offset by an $833 million decrease in cash utilized for working capital (net cash inflow due to the net change in assets and liabilities).

Net cash used in operating activities from discontinued operations was $1 million for the year ended December 31, 2019.

Investing Activities
Net cash used in investing activities from continuing operations was $60 million for the year ended December 31, 2020, compared to $44 million in the prior year. This increase was driven by $106 million of net proceeds from the sale of the North American vacation rentals business in 2019; partially offset by $51 million outflow for the acquisition of businesses in 2019, and $39 million lower property and equipment additions in 2020.
Net cash used in investing activities from discontinued operations was $5 million for the year ended December 31, 2020, compared to $22 million in the prior year. Cash used in investing activities from discontinued operations for both periods was related to the sale of the European vacation rental business.

Financing Activities
Net cash provided by financing activities from continuing operations was $502 million for the year ended December 31, 2020, compared to net cash used of $289 million in the prior year. This increase was primarily due to $1.02 billion of higher net proceeds from debt and notes driven by $650 million note issuance and net proceeds of $547 million on our secured revolving credit facility in 2020, partially offset by $128 million of net proceeds from debt and notes in 2019 and a $40 million note repayment in 2020. Additionally, the remaining increase was due to a $212 million decrease in cash used for share repurchases, and $69 million of payments made to Wyndham Hotels in 2019, for which there was no equivalent in 2020. These increases were partially offset by $518 million of higher net repayments of non-recourse debt in 2020.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. We also intend to reduce our long term indebtedness and seek to return to a first lien leverage ratio below 4.25 to 1.0 on or prior to April 1, 2022. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchase program has been suspended since March 2020 as a result of the impact of COVID-19. All future declarations of quarterly cash dividends are subject to final approval by the Board.

During 2020, we spent $177 million in vacation ownership development projects (inventory), a reduction of approximately $83 million from the expected spend as communicated in our 2019 Annual Report on Form 10-K filed with the SEC on February 26, 2020, due to the impact of COVID-19 on our industry and business. We believe that our vacation ownership business currently has adequate finished inventory on our balance sheet to support vacation ownership sales for at least 2021. The average inventory spend on vacation ownership development projects for the five-year period from 2021 through 2025 is expected to be between $170 million and $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2020, we invested $69 million for capital expenditures, primarily on information technology enhancement and facility related projects, a reduction of approximately $50 million from the expected spend as communicated in our 2019 Annual Report on Form 10-K filed with the SEC on February 26, 2020, due to the impact of COVID-19. During 2021, we anticipate investing $70 million to $75 million on capital expenditures.

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

Stock Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. We had $351 million of remaining availability in our program as of December 31, 2020.

Under our current share repurchase program, we repurchased 3.1 million shares at an average price of $40.79 for a cost of $125 million during the year ended December 31, 2020. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we amended the credit agreement for our revolving credit facility and term loan B. Among other changes, the Credit Agreement Amendment places us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibits the use of cash for share repurchases until such time as we choose to exercise our option to exit the amendment.

Dividends
For each of the quarterly periods ended March 31, and June 30, 2020 we paid cash dividends of $0.50 per share, and for each of the quarterly periods ended September 30, and December 31, 2020 we paid cash dividends of $0.30 per share. For each of the quarterly periods in 2019, we paid cash dividends of $0.45 per share. During the quarterly period ended March 31, 2018, Wyndham Worldwide Corporation (“Wyndham Worldwide”) paid cash dividends of $0.66 per share, and in each of the quarterly periods ended June 30, September 30, and December 31, 2018, we paid cash dividends of $0.41 per share. The dividend of $0.66 per share was declared by Wyndham Worldwide prior to the Spin-off. The aggregate of dividends paid to shareholders for 2020, 2019, and 2018, were $138 million, $166 million, and $194 million.

On July 15, 2020, we amended the credit agreement governing our revolving credit facility and term loan B. Among other changes, the amendment places us into a Relief Period which adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the amendment effective date and on or prior to the last day of the relevant fiscal quarter. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment.

Although our quarterly dividend was reduced during the third quarter of 2020 due to the impact of COVID-19, we intend to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the adjustment during 2018 as a result of the Spin-off, and limitations set by the Credit Agreement Amendment. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of the Tax Cuts and Jobs Act, which is also commonly referred to as ‘‘U.S. tax reform,” generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we assert that substantially all of the undistributed foreign earnings of $805 million will be reinvested indefinitely as of December 31, 2020. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

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

The global spread of COVID-19 has significantly impacted the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We were also keenly focused on preserving cash, cutting costs, and managing liquidity. While we have reopened 81% of our resorts as of December 31, 2020 (92% as of the date of this filing) and reopened 86% of our sales offices (92% as of the date of this filing), the continued impact of COVID-19 on our industry and business will lead to a higher first lien leverage ratio in the near term. On July 15, 2020, we amended the credit agreement governing the revolving credit facility and term loan B which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified Relief Period through the first quarter of 2022. The Relief Period includes certain restrictions on the use of cash including the prohibition of share repurchases unless the first lien leverage ratio is below the original ratio of 4.25 to 1.0 after the share repurchase. We have the option to terminate this Relief Period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio. As of December 31, 2020, the Relief Period increased the maximum first lien leverage ratio to not exceed 7.50 to 1.0. Additionally, during the Relief Period, a new minimum liquidity covenant was added, which is tested quarterly until the end of the Relief Period, and requires us to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.0. See Note 16—Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details.

As of December 31, 2020, our first lien leverage ratio was 5.4 to 1.0 and our interest coverage ratio was 3.0 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2020, we were in compliance with the financial covenants described above. Under the credit agreement, if our first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings would increase, and we would be subject to higher fees associated with our letters of credit. Given the first lien leverage ratio at December 31, 2020, the interest rate on the revolver borrowings will increase 25 basis points effective March 1, 2021. This interest rate is subject to future changes based on our first lien ratio which could serve to further increase the rate up to an additional 25 basis points, or reduce this rate.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2020, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our USD bank conduit facility with an extended term through October 2022 and our AUD/NZD bank conduit facility, with a current term through September 2021, amounting to a combined capacity of $1.03 billion, along with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs for the next 12 months. As of December 31, 2020, we had $690 million of availability under these asset-backed conduit facilities. Any disruption to the asset-backed securities market could adversely impact our future ability to obtain asset-backed financings.

Our liquidity position may also be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities. During the second quarter of 2020, we successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions we have completed in the past, it was favorable to similar transactions completed in the public market at that time. We also closed on a $575 million securitization financing during the third quarter of 2020 at a similar cost compared to transactions we have completed in the past. These transactions positively impacted our liquidity and reinforced our expectation that we will be able to maintain adequate liquidity for the near future.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $261 million outstanding as of December 31, 2020. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

During the second quarter of 2020, Moody’s Investors Service, Inc. downgraded our secured debt rating from Ba2 to Ba3 with a “negative outlook.” Our secured debt is rated BB- with a “negative outlook” by S&P, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of our credit rating downgrade and credit rating downgrade of Wyndham Hotels, see Note 29—Transactions with Former Parent and Former Subsidiaries - Matters Related to the European Vacation Rentals Business to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

CONTRACTUAL OBLIGATIONS
The following table summarizes the future contractual obligations of our continuing operations for the 12-month periods beginning on January 1st of each of the years set forth below (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt	$253	$653	$952	$301	$622	$1,395	$4,176
Non-recourse debt (a)	369	341	223	224	241	836	2,234
Interest on debt (b)	268	229	190	160	138	134	1,119
Purchase commitments (c)	228	184	100	100	98	263	973
Operating leases	35	30	28	27	23	49	192
Inventory sold subject to conditional repurchase (d)	29	30	—	—	—	—	59
Separation liabilities (e)	1	12	—	—	—	2	15
Finance leases	3	3	2	—	—	—	8
Other (f)	11	—	10	—	—	—	21
Total (g)	$1,197	$1,482	$1,505	$812	$1,122	$2,679	$8,797

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on both debt and non-recourse debt; estimated using the stated interest rates on our debt and non-recourse debt.
(c)Includes (i) $714 million for marketing related activities, (ii) $143 million relating to the development of vacation ownership properties, $53 million of which is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K; and (iii) $31 million for information technology activities. Commitments for marketing related activities decreased $317 million from 2019 to 2020, primarily related to renegotiated and exited contracts as a result of COVID-19.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 11—Inventory to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail) of which $13 million is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.
(e)Represents liabilities which we assumed and are responsible for pursuant to the Cendant separation and Spin-off (See Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail).
(f)Represents future consideration to be paid for the acquisition of ARN (See Note 5—Acquisitions to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further detail).
(g)Excludes a $35 million liability for unrecognized tax benefits since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy, and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with each of Cendant and Realogy. For information on matters related to our former parent and subsidiaries see Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Other Guarantees/Indemnifications. In the ordinary course of business, our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such excess as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we will agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $550 million as of December 31, 2020. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted access to the property for our own use and may use that property to engage in revenue-producing activities such as rentals. During 2020, 2019, and 2018, we made payments related to these guarantees of $13 million, $11 million, and $10 million. As of December 31, 2020 and 2019, we maintained a liability in connection with these guarantees of $26 million and $21 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets included in Item 8 of this Annual Report on Form 10-K.

We guarantee our Vacation Ownership subsidiary’s obligations to repurchase completed property in Las Vegas, Nevada, from third-party developers subject to the property meeting our vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that we may be required to make under these commitments was $59 million as of December 31, 2020.

As part of the Fee-for-Service program, we may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2020, the maximum potential future payments that we may be required to make under these guarantees is $32 million. As of December 31, 2020 and 2019, we had no recognized liabilities in connection with these guarantees.

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

Securitizations. We pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets as of December 31, 2020.

Letters of Credit. As of December 31, 2020, we had $127 million of irrevocable standby letters of credit outstanding, of which $96 million were under our revolving credit facilities. As of December 31, 2019, we had $60 million of irrevocable standby letters of credit outstanding, of which $17 million were under our revolving credit facilities. Such letters of credit issued during 2020 include a $48 million letter of credit for guarantees related to the sale of the European vacation rentals business in which Wyndham Hotels and Travel + Leisure are required to maintain certain credit ratings, see Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form

10-K for additional details. The letters of credit issued during 2020 and 2019 also supported the securitization of VOCRs fundings, certain insurance policies, and development activity in our vacation ownership business.

Surety Bonds. As of December 31, 2020, we had assembled commitments from 12 surety providers in the amount of $2.3 billion, of which $261 million was outstanding. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional discussion of our surety bonds.

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

Allowance for Loan Losses. In our Vacation Ownership segment, we provide for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of (Loss)/Income. We assess the adequacy of the allowance for loan losses based on the historical performance of similar VOCRs. We use a technique referred to as static pool analysis, which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs.

During the first quarter of 2020, we evaluated the impact of COVID-19 on our owners’ ability to repay their contract receivables and as a result we recorded an additional $225 million allowance. We based our COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession. The allowance recorded provided for the full estimated impact of a prolonged recession (approximately 15-20 months to return to pre-COVID-19 defaults) based on our historical data for the most recent recession in 2008. As a result of our quarterly analysis on the impact of COVID-19 on our owners, in the fourth quarter there was an improvement in net new defaults and lower than expected unemployment rates; as such we reduced this reserve by $20 million. If unemployment rates or our collection experience for our VOCRs differ significantly from current expectations, we may need to further increase or decrease our allowance for loan losses for VOCRs. As of December 31, 2020, given the significant amount of government assistance provided to consumers in the early stages of the pandemic, we expect defaults to remain elevated for the next 12-15 months as a result of COVID-19.

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

We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of (Loss)/Income in order to retrospectively adjust the margin previously recorded subject to those estimates.

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

Given the impact of COVID-19 on our industry and business, we performed a qualitative assessment for impairment on each reporting unit’s goodwill, as well as a quantitative assessment on ARN’s goodwill, during 2020. Based on the results of these assessments performed during 2020, we determined that ARN’s goodwill is not impaired and that it is more likely than not that our goodwill is not impaired at our other reporting units. To the extent estimated discounted cash flows are revised downward for ARN, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.

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

In addition to the goodwill assessment mentioned above, as a result of the impacts of COVID-19 we performed an impairment analysis on our property and equipment, inventory, other intangible assets and certain other assets during 2020. There were $10 million of impairments recognized during the first quarter of 2020 related to prepaid development costs and undeveloped land and impairment of the Love Home Swap tradename. In the second quarter, we recorded a $24 million impairment related to the New Jersey lease (see Note 28—Restructuring to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details), and a $9 million impairment related to other assets including equity investments, lease assets, and furniture, fixtures and equipment. During the third quarter we recorded $6 million of impairments driven by right-to-use leases and related fixed assets within the Vacation Ownership segment due to closed sales centers. During the fourth quarter we recorded a $1 million impairment driven by right-to-use leases at our corporate segments and another $1 million impairment related to a terminated marketing agreement at the Vacation Ownership segment. These impairments are included within Asset impairments on the Consolidated Statements of (Loss)/Income included in Item 8 of this Annual Report on Form 10-K. For additional details on these impairments see Note 27—Impairments and Other Charges to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly interest rate caps, to manage and reduce the interest rate risk related to our debt. Foreign currency forwards and swaps are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, forecasted royalties, forecasted earnings, cash flows of foreign subsidiaries, and other transactions.

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

•Our primary interest rate exposure as of December 31, 2020, was to interest rate fluctuations in the U.S., specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure for the foreseeable future.
•We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including but not limited to SOFR. Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. Although certain of these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The transition from LIBOR based benchmark rates is expected to begin January 1, 2022 and be completed when USD LIBOR rates are phased out by June 30, 2023. Management will continue to actively assess the related opportunities and risks involved in this transition. On October 27, 2020, we closed on the renewal of our USD bank conduit facility (see Note 16—Debt to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details) and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. We intend to include such language in our other relevant agreements prior to the end of 2021.
•We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2020 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2020, was $341 million in non-recourse debt and $838 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $8 million increase or decrease in our annual debt interest expense.

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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2020. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities, or expected cash flows. As of December 31, 2020, the absolute notional amount of our outstanding foreign exchange hedging instruments was $83 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would not generate a material increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.

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

We used December 31, 2020, market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures — interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. (formerly Wyndham Destinations, Inc.) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of (loss)/income, comprehensive (loss)/income, cash flows, and equity/(deficit) for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its vacation ownership interests. The Company assesses the adequacy of the allowance for loan losses related to these vacation ownership interests using a technique referred to as a static pool model. The model is based upon the historical performance of similar vacation ownership contract receivables and incorporates more recent history of default information. Management prepares a static pool analysis to track defaults for each year's sales over the entire life of the contract receivable as a means to project future losses. A further qualitative assessment is also performed by the Company which considers whether any external economic conditions or internal portfolio characteristics exist which indicate an adjustment is necessary to reflect expected impacts on the contract receivable portfolio. Due to the economic disruption resulting from COVID-19, the Company estimated an additional loan loss allowance related to the impacts on the owners’ ability to repay their contract receivables. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008.

Given the level of difficulty required to accurately predict losses over the life of the contract receivables, including the determination of any qualitative adjustments, auditing the allowance for loan losses involved especially complex and subjective judgements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the vacation ownership interest allowance for loan loss included the following, among others:
•We tested the effectiveness of controls over the Company’s Static Pool model, COVID-19 loan loss estimate, historical loss data, and the calculation of a loss rate.
•We evaluated the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions for the Static Pool model and COVID-19 loan loss estimate.
•We tested the accuracy and evaluated the relevance of the historical loss data as an input to the Static Pool model and COVID-19 loan loss estimate.
•We tested the accuracy and evaluated the relevance of the historical and future projected unemployment rate data as an input to the COVID-19 loan loss estimate.
•We performed our own independent analyses using alternative assumptions to assess the reasonableness of the specific allowance models used by the Company.
•We evaluated the predictability of the Company’s models through analyzing the results of a look-back analysis.
•We utilized our credit specialists to evaluate the Static Pool model and COVID-19 loan loss estimate.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 24, 2021

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF (LOSS)/INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues
Service and membership fees	$1,139	$1,606	$1,611
Vacation ownership interest sales	505	1,848	1,769
Consumer financing	467	515	491
Other	49	74	60
Net revenues	2,160	4,043	3,931
Expenses
Operating	1,130	1,648	1,642
Cost of vacation ownership interests	2	186	183
Consumer financing interest	101	106	88
General and administrative	398	491	513
Marketing	329	666	609
Depreciation and amortization	126	121	138
COVID-19 related costs	88	—	—
Asset impairments	52	27	(4)
Restructuring	39	9	16
Separation and related costs	—	45	223
Total expenses	2,265	3,299	3,408
Gain on sale of business	—	(68)	—
Operating (loss)/income	(105)	812	523
Other (income), net	(14)	(23)	(38)
Interest expense	192	162	170
Interest (income)	(7)	(7)	(5)
(Loss)/income before income taxes	(276)	680	396
(Benefit from)/provision for income taxes	(23)	191	130
Net (loss)/income from continuing operations	(253)	489	266
Loss from operations of discontinued businesses, net of income taxes	—	—	(50)
(Loss)/gain on disposal of discontinued business, net of income taxes	(2)	18	456
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$672

Basic earnings/(loss) per share
Continuing operations	$(2.95)	$5.31	$2.69
Discontinued operations	(0.02)	0.19	4.11
	$(2.97)	$5.50	$6.80
Diluted earnings/(loss) per share
Continuing operations	$(2.95)	$5.29	$2.68
Discontinued operations	(0.02)	0.19	4.09
	$(2.97)	$5.48	$6.77

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$672
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax	37	—	(38)
Defined benefit pension plans, net of tax	(1)	—	5
Other comprehensive income/(loss), net of tax	36	—	(33)
Comprehensive (loss)/income attributable to Travel + Leisure shareholders	$(219)	$507	$639

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,196	$355
Restricted cash (VIE - $92 as of 2020 and $110 as of 2019)	121	147
Trade receivables, net	115	144
Vacation ownership contract receivables, net (VIE - $2,458 as of 2020 and $2,984 as of 2019)	2,482	3,120
Inventory	1,347	1,199
Prepaid expenses	204	221
Property and equipment, net	666	680
Goodwill	964	970
Other intangibles, net	131	143
Other assets	387	474
Total assets	$7,613	$7,453
Liabilities and (deficit)
Accounts payable	$62	$73
Accrued expenses and other liabilities	929	973
Deferred income	447	541
Non-recourse vacation ownership debt (VIE)	2,234	2,541
Debt	4,184	3,034
Deferred income taxes	725	815
Total liabilities	8,581	7,977
Commitments and contingencies (Note 20)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 221,755,960 issued as of 2020 and 220,863,070 as of 2019	2	2
Treasury stock, at cost – 135,824,676 shares as of 2020 and 132,759,876 shares as of 2019	(6,508)	(6,383)
Additional paid-in capital	4,157	4,118
Retained earnings	1,390	1,785
Accumulated other comprehensive loss	(16)	(52)
Total stockholders’ (deficit)	(975)	(530)
Noncontrolling interest	7	6
Total (deficit)	(968)	(524)
Total liabilities and (deficit)	$7,613	$7,453

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss)/income	$(255)	$507	$672
Loss from operations of discontinued businesses, net of income taxes	—	—	50
Loss/(gain) on disposal of discontinued business, net of income taxes	2	(18)	(456)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	126	121	138
Provision for loan losses	415	479	456
Deferred income taxes	(88)	79	122
Stock-based compensation	20	24	129
Asset impairments	52	36	5
Gain on sale of business	—	(68)	—
Non-cash lease expense	23	31	—
Non-cash interest	23	21	20
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	30	(15)	(27)
Vacation ownership contract receivables	237	(562)	(615)
Inventory	(119)	13	(27)
Prepaid expenses	15	(64)	(26)
Other assets	23	1	(17)
Deferred income	(100)	10	7
Accounts payable, accrued expenses, and other liabilities	(21)	(151)	(146)
Other, net	(9)	9	7
Net cash provided by operating activities - continuing operations	374	453	292
Net cash (used in)/provided by operating activities - discontinued operations	—	(1)	150
Net cash provided by operating activities	374	452	442
Investing activities
Property and equipment additions	(69)	(108)	(99)
Acquisition of business, net of cash acquired	—	(51)	(5)
Proceeds from asset sales	—	6	12
Proceeds from sale of business, net	—	106	1
Other, net	9	3	(8)
Net cash used in investing activities - continuing operations	(60)	(44)	(99)
Net cash used in investing activities - discontinued operations	(5)	(22)	(626)
Net cash used in investing activities	(65)	(66)	(725)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,563	2,253	2,977
Principal payments on non-recourse vacation ownership debt	(1,896)	(2,068)	(2,713)
Proceeds from debt	1,062	2,677	3,203
Principal payments on debt	(519)	(2,892)	(3,520)
Repayments of commercial paper, net	—	—	(147)
Proceeds from notes issued and term loan	643	346	300
Repayment of notes	(43)	(3)	(790)
Repayments of vacation ownership inventory arrangement	(16)	(12)	(12)
Dividends to shareholders	(138)	(166)	(194)
Cash transferred to Wyndham Hotels related to Spin-off	—	(69)	(476)
Proceeds from issuance of common stock	7	11	—
Repurchase of common stock	(128)	(340)	(330)
Debt issuance/modification costs	(20)	(22)	(20)
Payment of deferred acquisition consideration	(11)	—	—
Net share settlement of incentive equity awards	(2)	(4)	(60)
Other, net	—	—	(4)
Net cash provided by/(used in) financing activities - continuing operations	502	(289)	(1,786)
Net cash provided by financing activities - discontinued operations	—	—	2,066
Net cash provided/(used in) by financing activities	502	(289)	280
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4	1	(9)
Net change in cash, cash equivalents and restricted cash	815	98	(12)
Cash, cash equivalents and restricted cash, beginning of period	502	404	416
Cash, cash equivalents and restricted cash, end of period	1,317	502	404
Less: Restricted cash	121	147	155
Less: Cash and cash equivalents and restricted cash included in assets of discontinued operations and held-for-sale business	—	—	31
Cash and cash equivalents	$1,196	$355	$218

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non-controlling Interest	Total Equity/(Deficit)
Balance as of December 31, 2017	100	$2	$(5,719)	$3,996	$2,501	$(11)	$5	$774
Beginning balance adjustment due to change in accounting principle	—	—	—	—	(9)	(8)	—	(17)
Net income	—	—	—	—	672	—	—	672
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(60)	—	—	—	(60)
Change in stock-based compensation	—	—	—	150	—	—	—	150
Change in stock-based compensation and impact of equity restructuring for Board of Directors	—	—	—	(9)	—	—	—	(9)
Repurchase of common stock	(6)	—	(324)	—	—	—	—	(324)
Dividends ($1.89 per share) (a)	—	—	—	—	(191)	—	—	(191)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	(1,531)	—	—	(1,531)
Balance as of December 31, 2018	95	2	(6,043)	4,077	1,442	(52)	5	(569)
Net income	—	—	—	—	507	—	—	507
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Employee stock purchase program issuances	—	—	—	11	—	—	—	11
Change in stock-based compensation	—	—	—	24	—	—	—	24
Repurchase of common stock	(8)	—	(340)	—	—	—	—	(340)
Dividends ($1.80 per share)	—	—	—	—	(167)	—	—	(167)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	3	—	—	3
Acquisition of a business	—	—	—	10	—	—	—	10
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2019	88	2	(6,383)	4,118	1,785	(52)	6	(524)
Net loss	—	—	—	—	(255)	—	—	(255)
Other comprehensive income	—	—	—	—	—	36	—	36
Issuance of shares for RSU vesting	1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	7	—	—	—	7
Change in stock-based compensation	—	—	—	20	—	—	—	20
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($1.60 per share)	—	—	—	—	(140)	—	—	(140)
Acquisition of a business	—	—	—	14	—	—	—	14
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2020	86	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)

(a)Includes dividends declared by Wyndham Worldwide Corporation during the first quarter of 2018, prior to the spin-off of Wyndham Hotels & Resorts, Inc. and subsequent dividends declared by Travel + Leisure Co. (formerly, Wyndham Destinations, Inc.).

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.    Background and Basis of Presentation
Background
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and all related assets from Meredith Corporation (“Meredith”). In connection with this acquisition, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co. and changed its ticker symbol to TNL on February 17, 2021.

The newly named Travel + Leisure Co. and its subsidiaries (collectively, “Travel + Leisure,” or the “Company,” formerly Wyndham Destinations, Inc.) is a global provider of hospitality services and travel products. The Company operates in two segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Vacation Exchange or Panorama). In connection with the Travel + Leisure brand acquisition the Company elected to update its segment names to better align with how the segments will be referred to internally and externally.

The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals.

The results of operations for 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. The Company’s response to COVID-19 initially focused on the health and safety of its owners, members, guests, and employees, when it closed the majority of its resorts and sales centers. As a result, the Company significantly reduced its workforce and furloughed thousands of employees. As of December 31, 2020, the Company has reopened 81% of its resorts (92% as of the date of this filing) and reopened 86% of its sales offices (92% as of the date of this filing). Throughout 2020, many of the Company’s employees returned to work as locations reopened; however, the Company exited the year with approximately 5,300 employees either laid off or furloughed. The Company’s reopening plans were negatively impacted in the fourth quarter of 2020 by government shutdowns in California and Hawaii, which required temporarily closing resorts previously reopened. The Company estimates that the remaining suspended operations will resume in early 2021.

Given these significant events, the Company’s revenues were negatively impacted and $385 million of charges related to COVID-19 were incurred during the year ended December 31, 2020, which are discussed in further detail in Note 26—COVID-19 Related Items.

The Company was also keenly focused on preserving cash, cutting costs, and managing liquidity. As a precautionary measure to enhance liquidity, the Company drew down its $1.0 billion revolving credit facility at the end of the first quarter of 2020, and subsequently issued new $650 million senior secured notes, with a portion of these proceeds used to pay down borrowings under its revolving credit facility. The Company also amended the credit agreement for its revolving credit facility and term loan B, which provided flexibility during the relief period spanning from July 15, 2020 through April 1, 2022. See Note 16—Debt for additional details. Additionally, the Company suspended share repurchase activity since March 2020.

On April 29, 2020, the Company successfully closed on a $325 million private securitization financing. While this transaction was at a higher cost compared to transactions the Company has completed in the past, it was favorable to similar transactions completed in the public market at that time. The Company also closed on a $575 million securitization financing on August 13, 2020, at a similar cost compared to transactions it has completed in the past. These transactions positively impacted the Company’s liquidity and reinforced its expectation to maintain adequate liquidity for the near future.

On August 7, 2019, the Company acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. The Company has recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values, including the impacts of certain post-closing adjustments. ARN is reported within the Travel and Membership segment. See Note 5—Acquisitions for additional details.

During 2018, the Company completed the sale of its European vacation rentals business and completed the spin-off of its hotel business (“Spin-off”) into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to Travel + Leisure shareholders. In connection with the Spin-off, the Company entered into certain agreements with Wyndham Hotels to implement the legal and structural separation, govern the relationship between the Company and Wyndham Hotels up to and after the completion of the separation, and allocate various assets, liabilities, and obligations, including, among other things, employee benefits, intellectual property, and tax-related assets and liabilities between the Company and Wyndham Hotels. The two public companies have entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

For all relevant periods presented, the Company has classified the results of operations for its hotel business and its European vacation rentals business as discontinued operations. See Note 6—Discontinued Operations for further details.

Also during 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, completed the sale of this business for $162 million. The assets and liabilities of this business were classified as held-for-sale as of December 31, 2018. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations are reflected within continuing operations on the Consolidated Statements of (Loss)/Income through the date of sale. See Note 7—Held-for-Sale Business for further details.

Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K include the accounts and transactions of Travel + Leisure, as well as the entities in which Travel + Leisure directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. In addition, certain prior period amounts have been reclassified to comply with newly adopted accounting standards.

The Company presents an unclassified balance sheet which conforms to that of the Company’s peers and industry practice.

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

REVENUE RECOGNITION
In 2018, the Company adopted the Revenue from Contracts with Customers guidance utilizing the full retrospective transition method. Refer to Note 3—Revenue Recognition for full details of the Company’s revenue recognition policies.

CASH AND CASH EQUIVALENTS
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of cash held in escrow accounts.

Securitizations. In accordance with the contractual requirements of the Company’s various vacation ownership contract receivable (“VOCR”) securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company, which details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee back to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2020 and 2019, restricted cash for securitizations totaled $92 million and $110 million.

Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s vacation exchange business. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $29 million and $37 million as of December 31, 2020 and 2019.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate ability to realize receivables, considering historical collection experience, the economic environment, and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts.
The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations for the year ended December 31 (in millions):

	2020	2019	2018
Beginning balance	$154	$104	$78
Bad debt expense	125	100	75
Write-offs	(58)	(51)	(49)
Translation and other adjustments	—	1	—
Ending balance	$221	$154	$104

Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of (Loss)/Income. The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year's sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCR. Due to the economic disruption resulting from COVID-19, the Company estimated an additional loan loss allowance related to the impacts on its owners’ ability to repay their contract receivables. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost to total estimated VOI revenue, including estimated future revenue and incorporating factors such as changes in prices and the recovery of VOIs generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period using a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. Capitalized interest was less than $1 million in 2020, and $1 million in both 2019 and 2018.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of (Loss)/Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, up to 30 years for vacation rental properties, and from three to seven years for furniture, fixtures, and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software costs developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally three to five years, with the exception of certain enterprise resource planning, reservation, and inventory management software, which is generally up to 10 years. Such amortization commences when the software is substantially ready for its intended use.

The net carrying value of software developed or obtained for internal use was $191 million and $193 million as of December 31, 2020 and 2019. Capitalized interest was $1 million, $2 million, and $1 million during 2020, 2019, and 2018.

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized in Operating (loss)/income and net interest expense, based upon the nature of the hedged item, on the Consolidated Statements of (Loss)/Income. Changes in fair value of derivatives designated as cash flow hedging instruments are recorded as components of other comprehensive income. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2020 and 2019. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

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

For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not threshold, under which the Company must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold. The Company classifies interest and penalties associated with unrecognized tax benefits as a component of (Benefit from)/provision for income taxes on the Consolidated Statements of (Loss)/Income.

During 2018, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for tax on the global intangible low-taxed income provisions of the recently enacted tax law. These provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to treat taxes due on future inclusions in taxable income as a current-period expense when incurred.

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

Revenues relating to the RCI Elite Rewards program, which are recorded in Other revenues on the Consolidated Statements of (Loss)/Income, were $13 million, $15 million, and $12 million during 2020, 2019, and 2018. Expenses related to this program, which are recorded within Operating expenses on the Consolidated Statements of (Loss)/Income, were $7 million, $9 million, and $5 million during 2020, 2019, and 2018. The liabilities associated with the program as of December 31, 2020 and 2019, were $15 million and $18 million, and are included within Deferred income on the Consolidated Balance Sheets.

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

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred and are recorded within Marketing expense on the Consolidated Statements of (Loss)/Income. Advertising costs were $26 million, $37 million, and $27 million in 2020, 2019, and 2018.

STOCK-BASED COMPENSATION
In accordance with the guidance for stock-based compensation, the Company measures all stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of (Loss)/Income.

LONG-LIVED ASSETS
Assets such as customer lists, management agreements, and trademarks acquired by the Company are classified as intangible assets and recorded at their fair value as of the date of the acquisition and categorized as having either a finite life or an indefinite life. Assets deemed to have a finite life are assigned an appropriate useful life and amortized on a straight-line basis.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units’ carrying values as required by the guidance for goodwill and other indefinite-lived intangible assets. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, it would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, the Company’s historical share price as well as other industry-specific considerations.

Under current accounting guidance, goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments. The Company has goodwill recorded at its Vacation Ownership and Travel and Membership reporting units. The Company performed a qualitative analysis for each of its reporting units for each quarter of 2020, including its annual fourth quarter analysis as of October 1, 2020. Additionally, the Company performed quantitative assessments of the goodwill acquired as part of the ARN acquisition during the third and fourth quarters of 2020 which resulted in the fair value exceeding the carrying value. For the quantitative assessment performed in the fourth quarter as part of the Company’s annual impairment analysis on October 1, 2020, it was determined that the fair value exceeded the carrying amount by approximately 20%. Based on the results of these qualitative and quantitative assessments the Company determined that ARN’s goodwill is not impaired and that it is more likely than not that goodwill is not impaired at the Company’s other reporting units.

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

In addition to the goodwill assessment mentioned above, as a result of the impacts of COVID-19 the Company performed an impairment analysis on select long-lived assets during 2020. As a result of this analysis, the Company recorded $56 million of COVID-19 related impairment charges during 2020 with $51 million included in Asset impairments and $5 million included in Operating expenses on the Consolidated Statements of (Loss)/Income. See Note 26—COVID-19 Related Items for additional details.

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2020, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions, the outcome of negotiations with third parties, or the continuing effects of the COVID-19 pandemic.

OTHER INCOME
During 2020, the Company recorded $14 million of other income primarily related to (i) settlements of various business interruption claims at its Vacation Ownership segment and (ii) value added tax provision releases at its Travel and Membership segment. During 2019, the Company recorded $23 million of other income primarily related to (i) settlements of various business interruption claims, (ii) value added tax provision releases at its Travel and Membership segment, and (iii) profit sharing at its Travel and Membership segment. During 2018, the Company recorded $38 million of income related to (i) value added tax refunds at its Travel and Membership segment, (ii) settlements of various business interruption claims, and (iii) co-branded revenue at its Vacation Ownership segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance to simplify the accounting for income taxes. The guidance amends the accounting for hybrid tax regimes where a tax jurisdiction imposes the greater of tax based on income versus tax based on another measurement basis, addresses the recognition of tax basis in goodwill not generated through a business combination, eliminates certain exceptions to the approach for intraperiod tax allocation when a loss from continuing operations exists, calculating interim period taxes related to enacted changes in tax law, requirements in the recognition of deferred tax liabilities for outside basis differences and exceptions to the ability not to recognize deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary. The issued guidance also clarifies the financial statement presentation for tax benefits related to tax deductible dividends. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Reference Rate Reform. In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance was effective as of March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR based benchmark rates is expected to begin January 1, 2022 and be completed when U.S. Dollar (“USD”) LIBOR rates are phased out by June 30, 2023. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition. On October 27, 2020, the Company closed on the renewal of its USD bank conduit facility (see Note 16—Debt for additional details) and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. The Company intends to adopt such language, as appropriate, in its other relevant agreements prior to the end of 2021.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance was effective for the Company on January 1, 2020, including interim periods within the fiscal year. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements as the Company’s prior approach in estimating the allowance for loan losses generally aligned with the expected credit loss model required upon adoption of this guidance. The Company has included additional disclosures in accordance with the adoption of this guidance, which are included in Note 10—Vacation Ownership Contract Receivables. As part of the adoption of this accounting pronouncement, the Company made an accounting policy election to present accrued interest receivable within Trade receivables, net separate from its Vacation ownership contract receivables, net on the Consolidated Balance Sheets and elected not to estimate an allowance for credit losses on the accrued interest receivable balance. Once a contract is 91 days past due, the Company ceases accruing interest and reverses all accrued interest recognized to date against interest income included within Consumer financing revenue on the Consolidated Statements of (Loss)/Income. The Company resumes accruing interest for contracts which it had previously ceased accruing interest once the contract is less than 91 days past due.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating step two of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance was effective for the Company on January 1, 2020, including interim periods within the fiscal year, and was applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

3.    Revenue Recognition
Vacation Ownership
The Company develops, markets, and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Company’s sales of VOIs are either cash sales or developer-financed sales. Developer financed sales are typically collateralized by the underlying VOI. Revenue is recognized on VOI sales upon transfer of control, which is defined as the point in time when a binding sales contract has been executed, the financing contract has been executed for the remaining transaction price, the statutory rescission period has expired, and the transaction price has been deemed to be collectible.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Consolidated Statements of (Loss)/Income. The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of (Loss)/Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue, for the years ended December 31, were (in millions):

	2020	2019	2018
Management fee revenue	$343	$394	$314
Reimbursable revenues	252	308	351
Property management revenues	$595	$702	$665

One of the associations that the Company manages paid its Travel and Membership segment $27 million for exchange services during 2020, and $29 million during both 2019 and 2018.

Travel and Membership
As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products.

Travel and Membership derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

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

The Company also derives revenue from other travel products and services, enabled as a result of the 2019 acquisition of ARN and via the Company’s resort services solution business, optimizing business to business (“B2B”) capabilities, and integration for consumer travel planning. The Company’s relationships and buying power with major travel suppliers provide its partners with access to some of the most compelling travel inventory in the industry. The Company’s affiliates and members enjoy inventory from accommodation wholesalers, airfare, and rental car providers.

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

Other Items
The Company records property management services revenues and RCI Elite Rewards revenues for its Vacation Ownership and Travel and Membership segments gross as a principal.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of December 31, were as follows (in millions):

	2020	2019
Deferred subscription revenue	$176	$206
Deferred VOI trial package revenue	115	145
Deferred VOI incentive revenue	74	107
Deferred exchange-related revenue (a)	59	58
Deferred co-branded credit card programs revenue	16	19
Deferred other revenue	8	4
Total	$448	$539

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Changes in contract liabilities for the years ended December 31, follow (in millions):

	2020	2019	2018
Beginning balance	$539	$519	$556
Additions	223	387	352
Revenue recognized	(314)	(367)	(341)
Held-for-sale	—	—	(38)
Other	—	—	(10)
Ending balance	$448	$539	$519

Capitalized Contract Costs
The Company’s Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of December 31, 2020 and 2019, these capitalized costs were $41 million and $53 million; and are included within Other assets on the Consolidated Balance Sheets.

The Company’s Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2020 and 2019, these capitalized costs were $16 million and $20 million; and are included within Other assets on the Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	2021	2022	2023	Thereafter	Total
Subscription revenue	$105	$37	$17	$17	$176
VOI trial package revenue	115	—	—	—	115
VOI incentive revenue	74	—	—	—	74
Exchange-related revenue	55	3	1	—	59
Co-branded credit card programs revenue	4	3	3	6	16
Other revenue	8	—	—	—	8
Total	$361	$43	$21	$23	$448

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Year Ended December 31,
	2020	2019	2018
Vacation Ownership
Property management fees and reimbursable revenues	$595	$702	$665
Vacation ownership interest sales (a)	505	1,848	1,769
Consumer financing	467	515	491
Fee-for-Service commissions	22	18	31
Ancillary revenues	48	68	60
Total Vacation Ownership	1,637	3,151	3,016

Travel and Membership
Exchange revenues	474	647	658
Vacation rental revenues (b)	—	153	170
Ancillary revenues	54	98	90
Total Travel and Membership	528	898	918

Corporate and other
Ancillary revenues	—	1	—
Eliminations	(5)	(7)	(3)
Total Corporate and other	(5)	(6)	(3)

Net revenues	$2,160	$4,043	$3,931

(a)The Company increased its loan loss allowance by $205 million during 2020, due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Consolidated Statements of (Loss)/Income.
(b)The Company completed the sale of the North American vacation rentals business on October 22, 2019.

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net (loss)/income attributable to Travel + Leisure shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net (loss)/income from continuing operations attributable to Travel + Leisure shareholders	$(253)	$489	$266
Loss from operations of discontinued businesses attributable to Travel + Leisure shareholders, net of income taxes	—	—	(50)
(Loss)/gain on disposal of discontinued business attributable to Travel + Leisure shareholders, net of income taxes	(2)	18	456
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$672

Basic earnings/(loss) per share
Continuing operations	$(2.95)	$5.31	$2.69
Discontinued operations	(0.02)	0.19	4.11
	$(2.97)	$5.50	$6.80
Diluted earnings/(loss) per share
Continuing operations	$(2.95)	$5.29	$2.68
Discontinued operations	(0.02)	0.19	4.09
	$(2.97)	$5.48	$6.77

Basic weighted average shares outstanding	86.1	92.1	98.9
Stock-settled appreciation rights (“SSARs”), RSUs (a) and PSUs (b)	—	0.3	0.3
Diluted weighted average shares outstanding (c)(d)	86.1	92.4	99.2

Dividends:
Cash dividends per share (e)	$1.60	$1.80	$1.89
Aggregate dividends paid to shareholders	$138	$166	$194

(a)Excludes 1.1 million, 0.4 million, and 0.5 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2020, 2019, and 2018, of which 0.2 million would have been dilutive during 2020 had the Company not been in a net loss position. These shares could potentially dilute EPS in the future.
(b)Excludes performance-vested restricted stock units (“PSUs”) of 0.3 million and 0.2 million for the years 2020 and 2019, as the Company had not met the required performance metrics. As a result of the Spin-off during the second quarter of 2018, the Company accelerated the vesting of outstanding PSUs and there were no outstanding PSUs as of December 31, 2018.
(c)Excludes 2.1 million, 1.2 million, and 0.5 million of outstanding stock option awards that would have been anti-dilutive to EPS for the years 2020, 2019, and 2018. These outstanding stock option awards could potentially dilute EPS in the future.
(d)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(e)For each of the quarterly periods ended March 31, and June 30, 2020, the Company paid cash dividends of $0.50 per share and in the quarterly periods ended September 30, and December 31, 2020, the Company paid cash dividends of $0.30 per share. For each of the quarterly periods in 2019, the Company paid cash dividends of $0.45 per share. For the quarterly period ended March 31, 2018, Wyndham Worldwide Corporation paid cash dividends of $0.66 prior to the Spin-off. In each of the following periods ended June 30, September 30, and December 31, 2018, the Company paid cash dividends of $0.41.

Share Repurchase Program
As of December 31, 2020, the total authorization under the Company’s current share repurchase program was $6.0 billion, of which $351 million remains available. Proceeds received from stock option exercises have increased the repurchase capacity by $78 million since the inception of this program. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company amended the credit agreement for its revolving credit facility and term loan B. Among other changes, the amendment places the Company into a relief period from July 15, 2020 through April 1, 2022 (“Relief Period”) that prohibits the use of cash for share repurchases until such time as the Company chooses to exercise its option to exit the amendment.
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2019	108.2	$5,602
Repurchases	3.1	125
As of December 31, 2020	111.3	$5,727

5.    Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of (Loss)/Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the measurement period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts, and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of (Loss)/Income as expenses.

2019 ACQUISITIONS
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired). The fair value of purchase consideration was comprised of: (i) $48 million delivered at closing; (ii) Travel + Leisure stock valued at $10 million (253,350 shares at $39.29 per share) delivered at closing; (iii) $21 million to be paid over 24 months post-closing ($11 million of which was paid on August 7, 2020); (iv) $10 million of contingent consideration based on achieving certain financial and operational metrics; and (v) additional shares of Travel + Leisure stock valued at $14 million (468,100 shares at $28.84 per share) delivered on August 7, 2020.

The Company recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The purchase price allocation, including the impacts of certain post-closing adjustments, consists of: (i) $27 million of developed software with a weighted average life of 10 years included within Property and equipment, net; (ii) $38 million of Goodwill; (iii) $35 million of definite-lived intangible assets with a weighted average life of 12 years primarily consisting of customer relationships; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are deductible for income tax purposes. ARN is reported within the Travel and Membership segment.

The Company completed purchase accounting for this transaction during the third quarter of 2020. The details above reflect the following final purchase accounting adjustments: $7 million increase in developed software and $7 million decrease in Goodwill.

Given the impact of COVID-19 on the industry, the Company performed assessments of the goodwill acquired as part of the ARN acquisition at each interim period in 2020, including the annual assessment on October 1, 2020, and concluded at each assessment that the goodwill of ARN was not impaired. For the assessment performed on October 1, 2020, it was determined that the fair value exceeded the carrying amount by approximately 20%.

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

As a result of the impacts of COVID-19, the Company also performed impairment analysis of ARN’s property and equipment and other intangible assets during each quarter of 2020, including the fourth quarter as part of its annual impairment analysis on October 1, 2020, and determined in all periods that it is more likely than not that these assets were not impaired.

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

Other. During 2018, the Company completed one other acquisition at its Travel and Membership segment for $5 million in cash, net of cash acquired. The purchase price allocations resulted in the recognition of (i) $1 million of Goodwill, none of which is expected to be deductible for tax purposes, (ii) $4 million of definite-lived intangible assets with a weighted average life of 21 years, (iii) less than $1 million in Other assets, and (iv) less than $1 million of liabilities.

6.    Discontinued Operations
During 2018, the Company completed the Spin-off of its hotel business and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The sale of the European vacation rentals business resulted in final net proceeds of $1.06 billion and a 2018 after-tax gain of $456 million, net of $139 million in taxes.

During 2020, the Company recognized a $2 million loss on disposal resulting from a tax audit related to the European vacation rentals business. During 2019, the Company recognized an additional $18 million gain on disposal of discontinued operations. This gain was related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow for an expired guarantee and other changes in expired guarantees related to the sale of the European vacation rentals business. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. Discontinued operations exclude the allocation of corporate overhead and interest.

Prior to their classification as discontinued operations, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the Travel and Membership segment.

The following table presents information regarding certain components of income from discontinued operations, net of income taxes for the years ended (in millions):

	Year Ended December 31,
	2020	2019	2018
Net revenues	$—	$—	$720
Expenses:
Operating	—	—	343
Marketing	—	—	200
General and administrative	—	—	71
Separation and related costs	—	—	111
Depreciation and amortization	—	—	52
Total expenses	—	—	777
Benefit for income taxes	—	—	(7)
Loss from operations of discontinued businesses, net of income taxes	—	—	(50)
(Loss)/gain on disposal of discontinued business, net of income taxes	(2)	18	456
Net (loss)/income from discontinued operations, net of income taxes	$(2)	$18	$406

The following table presents information regarding certain components of cash flows from discontinued operations for the years ended (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash flows (used in)/provided by operating activities	$—	$(1)	$150
Cash flows used in investing activities	(5)	(22)	(626)
Cash flows provided by financing activities	—	—	2,066

Non-cash items:
Forgiveness of intercompany debt from Wyndham Hotels	—	—	197
Depreciation and amortization	—	—	52
Stock-based compensation	—	—	22
Deferred income taxes	—	—	(23)

Property and equipment additions	—	—	(38)
Net assets of business acquired, net of cash acquired	—	—	(1,696)
Proceeds from sale of businesses and asset sales	—	—	1,099

7.    Held-for-Sale Business
During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business and on October 22, 2019, the Company closed on the sale of this business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity, resulting in a gain of $68 million which is included in Gain on sale of business on the Consolidated Statements of (Loss)/Income.

The assets and liabilities of this business were classified as held-for-sale as of December 31, 2018. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations are reflected within continuing operations on the Consolidated Statements of (Loss)/Income through the date of sale. Prior to sale, this business was reported within the Travel and Membership segment.

8.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$964			$970
Trademarks (a)	$47			$51
Amortized Intangible Assets:
Customer lists (b)	$75	$25	$50	$74	$19	$55
Management agreements (c)	53	31	22	52	27	25
Trademarks (d)	8	5	3	8	4	4
Other (e)	9	—	9	9	1	8
	$145	$61	$84	$143	$51	$92

(a)Comprised of trademarks that the Company has acquired that are expected to generate future cash flows for an indefinite period of time.
(b)Amortized between 4 to 15 years with a weighted average life of 13 years.
(c)Amortized between 10 to 25 years with a weighted average life of 17 years.
(d)Amortized between 7 to 8 years with a weighted average life of 7 years.
(e)Includes business contracts, which are amortized between 10 to 69 years with a weighted average life to 57 years.

Goodwill
The Company performed a qualitative analysis for each of its reporting units for each quarter of 2020, including its annual fourth quarter analysis as of October 1, 2020. Additionally, the Company performed quantitative assessments of the goodwill acquired as part of the ARN acquisition during the third and fourth quarters of 2020 which resulted in the fair value exceeding the carrying value. For the quantitative assessment performed in the fourth quarter as part of the Company’s annual impairment analysis on October 1, 2020, it was determined that the fair value of the ARN goodwill exceeded the carrying amount by approximately 20%. Based on the results of these qualitative and quantitative assessments, the Company determined that ARN’s goodwill is not impaired and that it is more likely than not that goodwill is not impaired at the Company’s other reporting units. During the fourth quarters of 2019 and 2018, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2019	Adjustments to Goodwill During 2020		Foreign Exchange	Balance as of December 31, 2020
Vacation Ownership	$27	$—		$—	$27
Travel and Membership	943	(7)	(a)	1	937
Total Company	$970	$(7)		$1	$964

(a)Represents purchase price adjustments related to the acquisition of ARN.

Unamortized Trademarks
The changes in the carrying amount of unamortized trademarks are as follows (in millions):

	Balance as of December 31, 2019	Adjustments to unamortized trademarks during 2020		Balance as of December 31, 2020
Travel and Membership	$51	$(4)	(a)	$47
Total Company	$51	$(4)		$47

(a)Represents impairment of Love Home Swap trade name. See Note 27 —Impairments and Other Charges for additional details.

Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of (Loss)/Income, and was as follows (in millions):

	2020	2019	2018
Customer lists	$6	$6	$1
Management agreements	3	3	8
Other	1	—	3
Total	$10	$9	$12

Based on the Company’s amortizable intangible assets as of December 31, 2020, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2021	$10
2022	10
2023	10
2024	9
2025	8

9.    Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded $26 million of employee retention tax credits for the year ended December 31, 2020, including credits from similar programs outside the U.S. This provision of the CARES Act has no additional requirements or restrictions. The Company has deferred social security payments and additional depreciation deductions relating to qualified improvement property. While the Company continues to review and consider any additional available benefits under the CARES Act or similar legislation that has been or in the future may be enacted in response to the COVID-19 pandemic for which it qualifies, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot assure that it will be able to receive such benefits in a timely manner or at all.

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

The Company made a reasonable estimate for the impact of U.S. tax reform on December 31, 2017, and finalized the accounting for the tax effects of U.S. tax reform in 2018. The following table presents the impact of the accounting for the enactment of U.S. tax reform on the Company’s benefit/provision for income taxes for the year ended December 31, 2018 (in millions). There were no such amounts for the years ended December 31, 2020 and 2019.

2018
Remeasurement of net deferred income tax and uncertain tax liabilities	$(24)
One-time mandatory repatriation tax on undistributed historic earnings of foreign subsidiaries	8
Valuation allowance established for the impact of the law on certain tax attributes	(13)
Net (benefit) for income taxes impact	$(29)

Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company asserts that substantially all of the undistributed foreign earnings of $805 million will be reinvested indefinitely as of December 31, 2020. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

The income tax provision consisted of the following for the years ended December 31 (in millions):

	2020	2019	2018
Current
Federal	$42	$74	$(24)
State	12	9	(6)
Foreign	11	29	38
	65	112	8
Deferred
Federal	(82)	57	77
State	(3)	17	44
Foreign	(3)	5	1
	(88)	79	122
(Benefit)/provision for income taxes	$(23)	$191	$130
Pre-tax (loss)/income for domestic and foreign operations consisted of the following for the years ended December 31 (in millions):

	2020	2019	2018
Domestic	$(326)	$452	$258
Foreign	50	228	138
(Loss)/income before income taxes	$(276)	$680	$396

Deferred income tax assets and liabilities, as of December 31, were comprised of the following (in millions):

	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$37	$33
Foreign tax credit carryforward	75	78
Tax basis differences in assets of foreign subsidiaries	12	12
Accrued liabilities and deferred income	80	49
Provision for doubtful accounts and loan loss reserves for vacation ownership contract receivables	227	229
Other comprehensive income	69	64
Other	92	82
Valuation allowance (a)	(153)	(133)
Deferred income tax assets	439	414

Deferred income tax liabilities:
Depreciation and amortization	228	189
Installment sales of vacation ownership interests	780	876
Estimated VOI recoveries	60	68
Other comprehensive income	49	47
Other	20	23
Deferred income tax liabilities	1,137	1,203
Net deferred income tax liabilities	$698	$789

Reported in:
Other assets	$27	$26
Deferred income taxes	725	815
Net deferred income tax liabilities	$698	$789

(a)     The valuation allowance of $153 million at December 31, 2020, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $50 million, $22 million, and $81 million. The valuation allowance of $133 million at December 31, 2019, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $35 million, $21 million, and $77 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2020, the Company’s net operating loss carryforwards primarily relate to state net operating losses which are due to expire at various dates, but no later than 2040. As of December 31, 2020, the Company had $75 million of foreign tax credits. These foreign tax credits expire between 2021 and 2030.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	(0.9)	6.8	1.7
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.9)	1.4	2.1
Taxes on foreign income, net of tax credits	0.2	0.4	2.7
Valuation allowance	(7.1)	(2.4)	10.8
Non-deductible expenses	(1.6)	—	—
Impact of U.S. tax reform	—	—	(5.5)
Other	(2.4)	0.9	—
	8.3%	28.1%	32.8%

The effective income tax rate for 2020 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to net increases in valuation allowances on the Company’s deferred tax assets. The effective income tax rate for 2019 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to the effect of state income taxes, which were mainly related to additional taxes resulting from 2019 state legislative changes retroactively applicable to 2018 tax filings.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	2020	2019	2018
Beginning balance	$29	$28	$28
Increases related to tax positions taken during a prior period	—	1	1
Increases related to tax positions taken during the current period	2	4	4
Decreases related to settlements with taxing authorities	—	(1)	—
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(2)	(2)
Decreases related to tax positions taken during a prior period	(2)	(1)	(3)
Ending balance	$26	$29	$28

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26 million, $29 million, and $28 million as of December 31, 2020, 2019, and 2018. The Company accrued potential penalties and interest as a component of (Benefit from)/provision for income taxes on the Consolidated Statements of (Loss)/Income related to these unrecognized tax benefits of $1 million, $2 million, and $1 million during 2020, 2019, and 2018. The Company had a liability for potential penalties of $4 million as of December 31, 2020, 2019, and 2018, and potential interest of $10 million, $9 million, and $7 million as of December 31, 2020, 2019, and 2018. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under a U.S. federal exam for the 2016 tax year and generally remains subject to examination by U.S. federal tax authorities for tax years 2017 through 2020. The 2011 through 2020 tax years generally remain subject to examination by many U.S. state tax authorities. In significant foreign jurisdictions, the 2013 through 2020 tax years generally remain subject to examination by their respective tax authorities. The statutes of limitations are scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $5 million.

The Company made cash income tax payments, net of refunds, of $50 million, $89 million, and $108 million during 2020, 2019, and 2018. In addition, the Company made cash income tax payments, net of refunds, of $8 million, $39 million, and $9 million during 2020, 2019, and 2018 related to discontinued operations. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Cendant.

10.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. As of December 31, Vacation ownership contract receivables, net consisted of (in millions):

	2020	2019
Vacation ownership contract receivables:
Securitized (a)	$2,458	$2,984
Non-securitized (b)	717	883
Vacation ownership contract receivables, gross	3,175	3,867
Less: Allowance for loan losses	693	747
Vacation ownership contract receivables, net	$2,482	$3,120

(a)Excludes $23 million and $25 million of accrued interest on VOCRs as of December 31, 2020 and 2019, which are included in Trade receivables, net on the Consolidated Balance Sheets.
(b)Excludes $9 million and $7 million of accrued interest on VOCRs as of December 31, 2020 and 2019, which are included in Trade receivables, net on the Consolidated Balance Sheets.

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2020, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2021	$245	$70	$315
2022	263	69	332
2023	280	76	356
2024	294	81	375
2025	287	74	361
Thereafter	1,089	347	1,436
	$2,458	$717	$3,175

During 2020, 2019, and 2018, the Company’s securitized VOCRs generated interest income of $391 million, $405 million, and $363 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of (Loss)/Income.

During 2020, 2019, and 2018, the Company originated VOCRs of $481 million, $1.5 billion, and $1.51 billion and received principal collections of $718 million, $937 million, and $890 million. The weighted average interest rate on outstanding VOCRs was 14.4%, 14.4%, and 14.1% during 2020, 2019, and 2018.
The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2017	$691
Provision for loan losses	456
Contract receivables written off, net	(413)
Allowance for loan losses as of December 31, 2018	734
Provision for loan losses	479
Contract receivables write-offs, net	(466)
Allowance for loan losses as of December 31, 2019	747
Provision for loan losses	415
Contract receivables write-offs, net	(469)
Allowance for loan losses as of December 31, 2020	$693

The Company recorded a provision for loan losses of $415 million as a reduction of net revenues during the year ended December 31, 2020, and $479 million for the year ended December 31, 2019. Due to the economic downturn resulting from COVID-19, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company increased its loan loss allowance in the first quarter of 2020. This was reflected as a $225 million reduction to Vacation ownership interest sales and a $55 million reduction to Cost of vacation ownership interests on the Consolidated Statements of (Loss)/Income. During the fourth quarter of 2020, the Company updated its evaluation of the impact of COVID-19 on its owners’ ability to repay their contract receivables and, as a result of an improvement in net new defaults and lower than expected unemployment rates, reduced the reserve by $20 million with a corresponding $7 million change in Cost of vacation ownership interests. The total impact of COVID-19 on the ability for owners’ to repay their contracts receivables for the year ended December 31, 2020, is reflected as a $205 million reduction to Vacation ownership interest sales and a $48 million reduction to Cost of vacation ownership interests on the Consolidated Statements of (Loss)/Income.

Estimating the amount of the additional loan loss allowance for COVID-19 involved the use of significant estimates and assumptions. Management based its estimates upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. Specifically, historical data indicated that net new defaults did not return to prior levels until 15-20 months after the peak in unemployment. As of December 31, 2020, given the significant amount of government assistance provided to consumers in the early stages of the pandemic, the Company estimated default rates would remain elevated for the next 12-15 months as a result of COVID-19. The Company will continue to monitor this reserve as more information becomes available.

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents), and Asia Pacific (comprised of receivables in the Company’s Vacation Ownership Asia Pacific business for which scores are not readily available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,706	$835	$160	$96	$221	$3,018
31 - 60 days	20	25	13	4	2	64
61 - 90 days	13	18	12	3	1	47
91 - 120 days	12	16	14	3	1	46
Total (a)	$1,751	$894	$199	$106	$225	$3,175

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,019	$1,049	$196	$134	$250	$3,648
31 - 60 days	25	37	21	5	2	90
61 - 90 days	18	28	17	3	1	67
91 - 120 days	13	21	24	3	1	62
Total (a)	$2,075	$1,135	$258	$145	$254	$3,867

(a)Includes contracts under temporary deferment (up to 180 days). As of December 31, 2020 and 2019, contracts under deferment total $37 million and $8 million.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days and reverses all of the associated accrued interest recognized to date against interest income included within Consumer financing revenue on the Consolidated Statements of (Loss)/Income. At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment separate from the pool.

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$424	$173	$11	$17	$55	$680
2019	476	269	67	27	70	909
2018	339	183	50	21	36	629
2017	220	115	31	16	22	404
2016	128	63	16	10	16	233
Prior	164	91	24	15	26	320
Total	$1,751	$894	$199	$106	$225	$3,175

	As of December 31, 2019
	700+	600-699	<600	No Score	Asia Pacific	Total
2019	$866	$454	$54	$53	$119	$1,546
2018	486	285	80	32	49	932
2017	303	166	51	23	29	572
2016	173	89	29	14	20	325
2015	99	56	17	9	14	195
Prior	148	85	27	14	23	297
Total	$2,075	$1,135	$258	$145	$254	$3,867

11.    Inventory
Inventory, as of December 31, consisted of (in millions):

	2020	2019
Completed VOI inventory	$1,049	$802
Estimated VOI recoveries	246	281
VOI construction in process	30	24
Inventory sold subject to repurchase	13	24
Vacation exchange credits and other	8	65
Land held for VOI development	1	3
Total inventory	$1,347	$1,199

The Company had net transfers of $30 million and $41 million of VOI inventory to property and equipment during 2020 and 2019.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $48 million reduction to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. The write-off was included within Operating expenses on the Consolidated Statements of (Loss)/Income. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2021 and beyond.

Inventory Sale Transactions
During 2020, the Company acquired properties in Orlando, Florida, and Moab, Utah, from third-party developers for vacation ownership inventory and property and equipment.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Avon (a)	Austin (a)	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2018	$11	$31	$52	$—	$—	$6	$100
Purchases	—	1	27	—	—	148	176
Payments	(11)	(32)	(36)	—	—	(148)	(227)
December 31, 2019	—	—	43	—	—	6	49
Purchases	—	—	36	41	44	107	228
Payments	—	—	(66)	(10)	(22)	(96)	(194)
December 31, 2020	$—	$—	$13	$31	$22	$17	$83

(a)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(b)Included in Accounts payable on the Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $59 million as of December 31, 2020.

12.    Property and Equipment, net
Property and equipment, net, as of December 31, consisted of (in millions):

	2020	2019
Land	$30	$28
Building and leasehold improvements	591	572
Furniture, fixtures and equipment	207	218
Capitalized software	694	652
Finance leases	14	14
Construction in progress	12	40
Total property and equipment	1,548	1,524
Less: Accumulated depreciation and amortization	882	844
Property and equipment, net	$666	$680

During 2020, 2019, and 2018, the Company recorded depreciation and amortization expense from continuing operations of $117 million, $113 million, and $126 million related to property and equipment. As of December 31, 2020 and 2019, the Company had accrued capital expenditures of $3 million and $2 million.

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

The table below presents information related to the lease costs for finance and operating leases for the year ended December 31, (in millions):

	2020	2019
Operating lease cost	$30	$37

Short-term lease cost	$14	$23

Finance lease cost:
Amortization of right-of-use assets	$3	$2
Interest on lease liabilities	—	—
Total finance lease cost	$3	$2

The table below presents the lease-related assets and liabilities recorded on the balance sheet:

	Balance Sheet Classification	December 31, 2020	December 31, 2019
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$92	$136
Operating lease liabilities	Accrued expenses and other liabilities	$157	$180

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$8	$5
Finance lease liabilities	Debt	$7	$5

Weighted Average Remaining Lease Term:
Operating leases		7.1 years	7.8 years
Finance leases		2.6 years	2.8 years
Weighted Average Discount Rate:
Operating leases (b)		5.9%	6.2%
Finance leases		5.6%	4.2%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases for the year ended December 31, (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$48
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	4	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3	$8
Finance leases	6	3

The table below presents maturities of lease liabilities as of December 31, 2020 (in millions):

	Operating Leases	Finance Leases
2021	$35	$3
2022	30	3
2023	28	2
2024	27	—
2025	23	—
Thereafter	49	—
Total minimum lease payments	192	8
Less: Amount of lease payments representing interest	(35)	(1)
Present value of future minimum lease payments	$157	$7

Subsequent to the Spin-off and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during 2019 the Company recorded $12 million of non-cash impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. During 2019, the Company also entered into an early termination agreement for an operating lease in Chicago, Illinois, resulting in $6 million of non-cash impairment charges associated with the write-off of right-of-use assets, related lease liabilities, and furniture, fixtures and equipment. These charges were offset by a $9 million indemnification receivable from Wyndham Hotels. Such amounts are included within Separation and related costs on the Consolidated Statements of (Loss)/Income.

Due to the impact of COVID-19 during 2020, the Company decided to abandon the remaining portion of its administrative offices in New Jersey. The Company was also notified that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. Additionally during 2020, the Company incurred $5 million of impairment charges related to right-of-use assets at closed sales centers within its Vacation Ownership segment, and $1 million of restructuring charges at each of the Vacation Ownership and corporate segments related to right-of-use assets at its corporate headquarters.

14.    Other Assets
Other assets, as of December 31, consisted of (in millions):

	2020	2019
Right-of-use assets	$92	$136
Deferred costs	90	106
Non-trade receivables, net	77	82
Deferred tax asset	27	26
Investments	26	35
Tax receivables	20	34
Deposits	20	15
Marketable securities	9	10
Other	26	30
	$387	$474

15.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities, as of December 31, consisted of (in millions):

	2020	2019
Accrued payroll and related costs	$166	$205
Lease liabilities (a)	157	180
Accrued taxes	73	86
Guarantees	67	72
Inventory sale obligation (b)	66	43
Accrued interest	65	41
Accrued advertising and marketing	61	54
Payables associated with separation and sale of business activities	39	41
Resort related obligations	39	33
Restructuring liabilities (c)	26	7
Accrued VOI maintenance fees	24	19
Deferred consideration	21	44
Accrued legal and professional fees	20	22
Accrued legal settlements	13	13
Customer advances	10	20
Accrued separation costs	7	14
COVID-19 liabilities (d)	6	—
Accrued other	69	79
	$929	$973

(a)See Note 13—Leases for details.
(b)See Note 11—Inventory for details.
(c)See Note 28—Restructuring for details.
(d)See Note 26—COVID-19 Related Items for details.

16.    Debt
The Company’s indebtedness, as of December 31, consisted of (in millions):

	2020	2019
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,893	$1,969
AUD/NZD bank conduit facility (due September 2021) (c)	173	64
USD bank conduit facility (due October 2022) (d)	168	508
Total	$2,234	$2,541

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$547	$—
$300 million secured term loan B (due May 2025) (g)	291	293
$40 million 7.375% secured notes (due March 2020)	—	40
$250 million 5.625% secured notes (due March 2021)	250	249
$650 million 4.25% secured notes (due March 2022) (h)	650	649
$400 million 3.90% secured notes (due March 2023) (i)	402	404
$300 million 5.65% secured notes (due April 2024) (j)	299	298
$350 million 6.60% secured notes (due October 2025) (k)	344	342
$650 million 6.625% secured notes (due July 2026)	641	—
$400 million 6.00% secured notes (due April 2027) (l)	408	409
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	7	5
Total	$4,184	$3,034

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.57 billion and $3.12 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2020 and 2019.
(b)The carrying amounts of the term notes are net of debt issuance costs of $21 million and $23 million as of December 31, 2020 and 2019.
(c)The Company has a borrowing capacity of 255 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through September 2021. Borrowings under this facility are required to be repaid no later than September 2023.
(d)The Company has a borrowing capacity of $800 million under the USD bank conduit facility through October 2022. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than November 2023.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $16 million and $12 million as of December 31, 2020 and 2019, and net of unamortized debt financing costs of $7 million as of December 31, 2020 and 2019.
(f)The weighted average effective interest rate on borrowings from this facility was 3.02% and 5.19% as of December 31, 2020 and 2019. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. The Company used a portion of the proceeds from the issuance of the $650 million secured notes to repay a portion of this debt. At December 31, 2020, the Company had $1.2 billion in Cash and cash equivalents on the Consolidated Balance Sheet.
(g)The weighted average effective interest rate on borrowings from this facility was 2.93% and 4.71% as of December 31, 2020 and 2019.
(h)Includes less than $1 million and $1 million of unamortized gains from the settlement of a derivative as of December 31, 2020 and 2019.
(i)Includes $3 million and $5 million of unamortized gains from the settlement of a derivative as of December 31, 2020 and 2019.
(j)Effective October 1, 2020, the interest rate of these notes were increased from 5.40% to 5.65% as a result of the Company’s corporate notes being downgraded on May 6, 2020.
(k)Effective October 1, 2020, the interest rate of these notes were increased from 6.35% to 6.60% as a result of the Company’s corporate notes being downgraded on May 6, 2020. Includes $5 million and $6 million of unamortized losses from the settlement of a derivative as of December 31, 2020 and 2019.
(l)Effective October 1, 2020, the interest rate of these notes were increased from 5.75% to 6.00% as a result of the Company’s corporate notes being downgraded on May 6, 2020. Includes $11 million and $13 million of unamortized gains from the settlement of a derivative as of December 31, 2020 and 2019.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2020 matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$369	$256	$625
Between 1 and 2 years	341	656	997
Between 2 and 3 years	223	954	1,177
Between 3 and 4 years	224	301	525
Between 4 and 5 years	241	622	863
Thereafter	836	1,395	2,231
	$2,234	$4,184	$6,418

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of December 31, 2020, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,031	$1,000
Less: Outstanding borrowings	341	547
Less: Letters of credit	—	96
Available capacity	$690	$357

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
(b)Consists of the Company’s $1.0 billion secured revolving credit facility.

Non-recourse Vacation Ownership Debt
As discussed in Note 17—Variable Interest Entities, the Company issues debt through the securitization of VOCRs.

Sierra Timeshare 2020-1 Receivables Funding, LLC. On April 29, 2020, the Company closed on a private securitization financing, issued by Sierra Timeshare 2020-1 Receivables Fundings LLC, with an initial principal amount of $325 million, which are secured by VOCRs and bearing a floating interest rate of 3.50% as of December 31, 2020. The advance rate for this transaction was 85%. As of December 31, 2020, the Company had $222 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2020-2 Receivables Funding LLC. On August 13, 2020, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2020-2 Receivables Funding LLC, with an initial principal amount of $575 million, which are secured by VOCRs and bear interest at a weighted average coupon rate of 2.81%. The advance rate for this transaction was 90%. As of December 31, 2020, the Company had $479 million of outstanding borrowings under these term notes, net of debt issuance costs.

Term Notes. In addition to the 2020 term notes described above, as of December 31, 2020, the Company had $1.19 billion of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2019. The Company’s non-recourse term notes include fixed and floating rate term notes for which the weighted average interest rate was 4.5%, 4.5%, and 4.1% during 2020, 2019, and 2018.

USD bank conduit facility. The Company has a non-recourse timeshare receivables conduit facility with a total capacity of $800 million and bears interest at variable rates based on the base rate or the LIBOR rate plus a spread. On October 27, 2020, the Company renewed the facility, extending the end of the commitment period from August 30, 2021 to October 31, 2022 and making certain other amendments, including to the advance rate, the LIBOR replacement mechanism, certain default and delinquency triggers, the applicable commercial paper rate and certain concentration limits. The facility bears interest based on variable commercial paper rates plus a spread or LIBOR (or a successor rate), plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than November 2023. As of December 31, 2020, the Company had $168 million of outstanding borrowings under these term notes.

AUD/NZD bank conduit facility. The Company has a non-recourse timeshare receivables conduit facility with a total capacity of A$255 million and NZ$48 million, which is secured by VOCRs and bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.50%. Borrowings under this facility are required to be repaid no later than September 2023. As of December 31, 2020, the Company had $173 million of outstanding borrowings under these term notes.

As of December 31, 2020, the Company’s non-recourse vacation ownership debt of $2.23 billion was collateralized by $2.57 billion of underlying gross VOCRs and related assets. Additional usage of the capacity of the Company’s non-recourse bank conduit facilities are subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 4.2%, 4.4%, and 4.2% during 2020, 2019, and 2018.

Debt
$1.0 billion Revolving Credit Facility and $300 million Term Loan B. In 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for new senior secured credit facilities in the amount of $1.3 billion, consisting of secured term loan B of $300 million maturing in 2025 and a new secured revolving facility of $1.0 billion maturing in 2023. The interest rate per annum applicable to term loan B is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the revolving credit facility prior to and after the Relief Period terminates (as per the credit agreement amendment) is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, however, during the Relief Period, the margin ranges are 0.75% to 1.75% for base rates and 1.75% to 2.75% for LIBOR based rates. The LIBOR rate with respect to either term loan B or the revolving credit facility borrowings are subject to a “floor” of 0.00%. As of December 31, 2020, the Company’s interest rate per annum applicable to term loan B and borrowings under the revolving credit facility was the applicable LIBOR based rate plus a margin of 2.25%.

In connection with this credit agreement, the Company entered into a security agreement with Bank of America, N.A., as collateral agent, as defined in the security agreement, for the secured parties. The security agreement granted a security interest in the collateral of the Company and added the holders of Travel + Leisure’s outstanding 7.375% notes due 2020, 5.625% notes due 2021, 4.25% notes due 2022, 3.90% notes due 2023, 5.65% notes due 2024, 6.60% notes due 2025, and 6.00% notes due 2027, as “secured parties,” as defined in the security agreement, that share equally and ratably in the collateral owned by the Company for so long as indebtedness under the credit agreement is secured by such collateral. The interest rates on the aforementioned notes reflect increases resulting from rating agency downgrades of the Company’s corporate notes. Pursuant to the terms of the indentures governing such series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”), or a substitute rating agency. Since issuance the interest rates on these notes have increased 150 basis points as of December 31, 2020, with a maximum potential for additional increase of 50 basis points.

Secured Notes. On July 24, 2020, the Company issued secured notes, with a face value of $650 million and an interest rate of 6.625%, for net proceeds of $643 million. Debt discount and deferred financing costs were collectively $9 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears on the notes. The notes will mature on July 31, 2026, and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the Indenture and the notes, plus, in each case, accrued and unpaid interest. The proceeds will be used for general corporate purposes, which may include the repayment of outstanding indebtedness under its secured revolving credit facility, the future repayment of the Company’s 5.625% secured notes due March 2021 and the payment of related fees and expenses. In the third quarter, the Company used a portion of the secured notes proceeds to repay $350 million of its indebtedness under the secured revolving credit facility.

As of December 31, 2020, the Company had $2.7 billion of outstanding secured notes issued prior to December 31, 2019. Interest is payable semi-annually in arrears on the notes. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the Indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $11 million as of December 31, 2020 and 2019.

Fair Value Hedges
During 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 6.00% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During 2019, the Company terminated these swap agreements resulting in a gain of $13 million which will be amortized over the remaining life of the secured notes as a reduction to Interest expense on the Consolidated Statements of (Loss)/Income. The Company had $11 million and $13 million of deferred gains associated with this transaction as of December 31, 2020 and 2019, which are included within Debt on the Consolidated Balance Sheets.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During May 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior unsecured notes as a reduction to Interest expense on the Consolidated Statements of (Loss)/Income. The Company had $4 million and $6 million of deferred gains as of December 31, 2020 and 2019, which are included within Debt on the Consolidated Balance Sheets.

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

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement (“Credit Agreement Amendment”). The Credit Agreement Amendment established a relief period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022, or upon termination by the Company of the relief period, subject to certain conditions. The Credit Agreement Amendment increased the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. As of December 31, 2020, the Credit Agreement Amendment increased the maximum first lien leverage ratio to 7.50 to 1.0. Following the Relief Period, the Credit Agreement Amendment reestablishes the existing leverage-based financial covenant of 4.25 to 1.0, tested on the basis of trailing 12-month consolidated EBITDA (as defined in the credit agreement). In addition, the Credit Agreement Amendment, among other things, increased the interest rate applicable to borrowings under the Company’s secured revolving credit facility based on the Company’s first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment, and on or prior to the last day of the relevant fiscal quarter; and requires the Company and its subsidiaries to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.0, which shall increase to 2.50 to 1.0 after the Relief Period, the level existing prior to the effective date of the Credit Agreement Amendment. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the credit agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period, to the extent disclosed prior to July 15, 2020, in the Company’s public filings and certain other specified materials. The Relief Period includes certain restrictions on the use of cash including the prohibition of share repurchases until such time as the Company chooses to exercise its option to exit the amendment. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

As of December 31, 2020, the Company’s interest coverage ratio was 3.0 to 1.0 and the first lien leverage ratio was 5.4 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2020, the Company was in compliance with all of the financial covenants described above. Under the Credit Agreement Amendment, if the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings would increase, and the Company would be subject to higher fees associated with its letters of credit. Given the first lien leverage ratio at December 31, 2020, the interest rate on the revolver borrowings will increase 25 basis points effective March 1, 2021. This interest rate is subject to future changes based on the Company’s first lien ratio which could serve to further increase the rate up to an additional 25 basis points, or reduce this rate.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2020, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $192 million during 2020. Such amount consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of $1 million of capitalized interest. Cash paid related to such interest was $163 million.

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

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $101 million, $106 million, and $88 million during 2020, 2019, and 2018, and is reported within Consumer financing interest on the Consolidated Statements of (Loss)/Income. Cash paid related to such interest was $74 million, $81 million, and $58 million during 2020, 2019, and 2018.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	December 31, 2020	December 31, 2019
Securitized contract receivables, gross (a)	$2,458	$2,984
Securitized restricted cash (b)	92	110
Interest receivables on securitized contract receivables (c)	23	25
Other assets (d)	5	4
Total SPE assets	2,578	3,123
Non-recourse term notes (e)(f)	1,893	1,969
Non-recourse conduit facilities (e)	341	572
Other liabilities (g)	2	4
Total SPE liabilities	2,236	2,545
SPE assets in excess of SPE liabilities	$342	$578

(a)Included in Vacation ownership contract receivables, net on the Consolidated Balance Sheets.
(b)Included in Restricted cash on the Consolidated Balance Sheets.
(c)Included in Trade receivables, net on the Consolidated Balance Sheets.
(d)Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Consolidated Balance Sheets.
(e)Included in Non-recourse vacation ownership debt on the Consolidated Balance Sheets.
(f)Includes deferred financing costs of $21 million and $23 million as of December 31, 2020 and 2019, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $717 million and $883 million as of December 31, 2020 and 2019. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	December 31, 2020	December 31, 2019
SPE assets in excess of SPE liabilities	$342	$578
Non-securitized contract receivables	717	883
Less: Allowance for loan losses	693	747
Total, net	$366	$714

Clearwater, Florida Property
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

As a result of a disruption to VOI sales caused by the impact of the hurricanes on Saint Thomas, U.S. Virgin Islands, in 2017, there was a change in the economics of the transaction due to a reduction in the fair value of the assets of the SPE. As such, during 2017, the Company was considered the primary beneficiary for specified assets and liabilities of the SPE, and therefore consolidated $64 million of Property and equipment, net and $104 million of Debt on its Consolidated Balance Sheets. As a result of this consolidation, the Company incurred a non-cash $37 million loss due to the write-down of property and equipment to fair value. Such loss is presented within Asset impairments on the Consolidated Statements of (Loss)/Income. During 2019, the Company made its final purchase of VOI inventory from the SPE and the debt was extinguished.

During 2020, the SPEs conveyed no property and equipment to the Company. The SPEs conveyed $23 million of property and equipment to the Company during 2019.

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

As of December 31, 2020, the Company had foreign exchange contracts resulting in $3 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of December 31, 2020.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,482	$3,035	$3,120	$3,907
Liabilities
Debt (Level 2)	$6,418	$6,705	$5,575	$5,709

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

19.    Financial Instruments
The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected on the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value, and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value for qualifying cash flow hedges, are recorded in Accumulated other comprehensive loss (“AOCL”). The derivative’s gain or loss is released from AOCL to match the timing of the underlying hedged cash flows effect on earnings. A hedge is designated as a fair value hedge when the derivative is used to manage an exposure to changes in the fair value of a recognized asset or liability. For fair value hedges, the portion of the gain or loss on the derivative instrument designated as a fair value hedge will be recognized in earnings. The Company concurrently records changes in the value of the hedged asset or liability via a basis adjustment to the hedged item. These two changes in fair value offset one another in whole or in part and are reported in the same statement of income line item as the hedged risk.

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

The Company uses the following derivative instruments to mitigate its foreign currency exchange rate and interest rate risks:
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCL to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2020, the Company did not have any interest rate derivatives designated as cash flow hedges.

The following table summarizes information regarding the losses recognized in AOCL for the years ended December 31 (in millions):

	2020	2019	2018
Designated hedging instruments
Foreign exchange contracts	$—	$—	$(1)

The following table summarizes information regarding the gains recognized in income on the Company’s freestanding derivatives for the years ended December 31 (in millions):

	2020	2019	2018
Non-designated hedging instruments
Foreign exchange contracts (a)	$3	$1	$2

(a)Included within Operating expenses on the Consolidated Statements of (Loss)/Income, which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2020, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, 18% of the Company’s outstanding VOCRs portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2020, 16% and 15% of the Company’s VOI sales revenues were generated in sales offices located in Florida and Nevada.

Included within the Consolidated Statements of (Loss)/Income are net revenues generated from transactions in the state of Florida of 18%, 19%, and 16% during 2020, 2019, and 2018. There were 12% of net revenues generated from transactions in the state of California during 2020, and 11% during 2019 and 2018.

20.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $200 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 13—Leases for additional detail.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2020, aggregated to $973 million, of which $714 million were for marketing-related activities, $143 million were related to the development of vacation ownership properties, and $31 million were for information technology activities. Commitments for marketing related activities decreased $317 million from 2019 to 2020, primarily related to renegotiated and exited contracts as a result of COVID-19.

Inventory Sold Subject to Conditional Repurchase
In the normal course of business, the Company makes various commitments to repurchase completed vacation ownership properties from third-party developers. Inventory sold subject to conditional repurchase made by the Company as of December 31, 2020, aggregated to $59 million. See Note 11—Inventory for additional detail.

Letters of Credit
As of December 31, 2020, the Company had $127 million of irrevocable standby letters of credit outstanding, of which $96 million were under its revolving credit facilities. As of December 31, 2019, the Company had $60 million of irrevocable standby letters of credit outstanding, of which $17 million were under its revolving credit facilities. Such letters of credit issued during 2020 includes a $48 million letter of credit for guarantees related to the sale of the European vacation rentals business in which Wyndham Hotels and Travel + Leisure are required to maintain certain credit ratings, see Note 29—Transactions with Former Parent and Former Subsidiaries for additional details. The letters of credit issued during 2020 and 2019 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $2.3 billion, of which the Company had $261 million outstanding as of December 31, 2020. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

LITIGATION
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Travel + Leisure Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its Vacation Ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its Travel and Membership business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $13 million as of December 31, 2020 and 2019. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 29—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $35 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of December 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount less than $1 million.

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

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2020, the maximum potential future payments that the Company may be required to make under these guarantees is $32 million. As of December 31, 2020 and 2019, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 29—Transactions with Former Parent and Former Subsidiaries.

21.    Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2017	$(96)	$(2)	$(5)	$(103)
Other comprehensive (loss)/income before reclassifications	(75)	—	1	(74)
Amount reclassified to earnings	24	—	6	30
Balance as of December 31, 2018	(147)	(2)	2	(147)
Other comprehensive (loss) before reclassifications	(1)	—	(1)	(2)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	(148)	(1)	1	(148)
Other comprehensive income/(loss) before reclassifications	35	—	(1)	34
Balance as of December 31, 2020	$(113)	$(1)	$—	$(114)

Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2017	$89	$2	$1	$92
Other comprehensive income before reclassifications	13	—	—	13
Amount reclassified to earnings	—	—	(2)	(2)
Effect of adoption of new accounting principle (a)	(8)	—	—	(8)
Balance as of December 31, 2018	94	2	(1)	95
Other comprehensive income/(loss) before reclassifications	1	(1)	1	1
Amount reclassified to earnings	—	—	—	—
Balance as of December 31, 2019	95	1	—	96
Other comprehensive income before reclassifications	2	—	—	2
Balance as of December 31, 2020	$97	$1	$—	$98

Net of Tax	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2017	$(7)	$—	$(4)	$(11)
Other comprehensive (loss)/income before reclassification	(62)	—	1	(61)
Amount reclassified to earnings	24	—	4	28
Other comprehensive (loss)/income	(38)	—	5	(33)
Effect of adoption of new accounting principle (a)	(8)	—	—	(8)
Balance as of December 31, 2018	(53)	—	1	(52)
Other comprehensive (loss) before reclassifications	—	(1)	—	(1)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	(53)	—	1	(52)
Other comprehensive income/(loss) before reclassifications	37	—	(1)	36
Balance as of December 31, 2020	$(16)	$—	$—	$(16)

(a)    Impact of the Company’s adoption of new accounting guidance which allowed for the reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act of 2017. This adoption resulted in an $8 million reclassification of tax benefit from AOCL to Retained Earnings.

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

Reclassifications out of AOCL are presented in the following table. Amounts in parentheses indicate debits to the Consolidated Statements of (Loss)/Income (in millions):

	Year Ended December 31,
	2020	2019
Unrealized losses on cash flow hedge, net
(Loss)/gain on disposal of discontinued business, net of income taxes	$—	$(1)
Net income attributable to Travel + Leisure shareholders	$—	$(1)

22.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, non-qualified stock options (“NQs”), and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2020, 11.9 million shares remain available.

Incentive Equity Awards Granted by the Company
During the year ended December 31, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options. Of these awards, the majority of NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the year ended December 31, 2019, the Company granted incentive equity awards totaling $26 million in the form of RSUs, $7 million in the form of PSUs, and $5 million in the form of stock options. During 2018, the Company granted incentive equity awards totaling $58 million in the form of RSUs and $7 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the year ended December 31, 2020, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2019	Granted	Vested/Exercised	Forfeitures(a)	Balance as of December 31, 2020
RSUs
Number of RSUs	1.0	1.0	(0.3)	(0.1)	1.6	(b)
Weighted average grant price	$46.32	$33.64	$46.44	$42.95	$38.22

PSUs
Number of PSUs	0.2	0.1	—	—	0.3	(c)
Weighted average grant price	$44.38	$41.04	$—	$—	$42.57

SSARs
Number of SSARs	0.2	—	—	—	0.2	(d)
Weighted average grant price	$34.24	$—	$—	$—	$34.51

NQs (f)
Number of NQs	1.3	1.1	—	(0.1)	2.3	(e)
Weighted average grant price	$46.84	$41.04	$—	$43.43	$44.15

(a)The Company recognizes forfeitures as they occur.
(b)Aggregate unrecognized compensation expense related to RSUs was $45 million as of December 31, 2020, which is expected to be recognized over a weighted average period of 2.4 years.
(c)There was no unrecognized compensation expense related to PSUs as of December 31, 2020.
(d)There were 0.2 million SSARs that were exercisable as of December 31, 2020. There was no unrecognized compensation expense related to SSARs as of December 31, 2020, as all SSARs were vested.
(e)There were 0.5 million NQs which were exercisable as of December 31, 2020. These NQs will expire over a weighted average period of 7.7 years and carry a weighted average grant date fair value of $8.61. Unrecognized compensation expense for the NQs was $11 million as of December 31, 2020, which is expected to be recognized over a weighted average period of 2.8 years.
(f)Upon execution of NQs, the Company issues new shares to participants.

The fair value of stock options granted by the Company during 2020 and 2019 were estimated on the dates of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2020			2019
Grant date fair value	$7.27	-	$7.28	$8.98
Grant date strike price	$41.04			$44.38
Expected volatility	32.60%	-	32.88%	29.97%
Expected life	6.25	-	7.50 years	6.25 years
Risk-free interest rate	0.95%	-	1.03%	2.59%
Projected dividend yield	4.87%			4.06%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $20 million, $24 million, and $151 million during 2020, 2019, and 2018, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. Such stock-based compensation expense included expense related to discontinued operations of $22 million for 2018. Stock-based compensation expense for 2019 and 2018 included $4 million and $105 million of expense which has been classified within Separation and related costs in continuing operations on the Consolidated Statements of (Loss)/Income.

The Company paid $2 million, $4 million, and $60 million of taxes for the net share settlement of incentive equity awards that vested during 2020, 2019, and 2018. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
During 2019, the Company implemented an employee stock purchase plan. This plan allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount from the fair market value at the grant date. The Company issued 0.2 million shares in both 2020 and 2019 and recognized $1 million of compensation expense related to the grants under this plan in each period. The value of shares issued under this plan was $7 million and $11 million for 2020 and 2019.

23.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $19 million during 2020, and $33 million during both 2019 and 2018.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $7 million during 2020, $8 million during 2019, and $10 million during 2018.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries, which were primarily part of the Company’s European vacation rentals business, which is presented as discontinued operations. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. During 2018, the Company recognized a $4 million loss related to the settlement of its obligation under these plans for the European vacation rentals business which was included as a component of the (Loss)/gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of (Loss)/Income. The Company had $5 million and $4 million of net pension liability as of December 31, 2020 and 2019, included within Accrued expenses and other liabilities. As of December 31, 2020 and 2019, the Company had less than $1 million of unrecognized gains included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company had no pension expense related to these plans during 2020, 2019, and 2018.

24.    Segment Information
The Company has two operating segments: Vacation Ownership and Travel and Membership. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. During 2018, the Company decided to explore strategic alternatives for its North American vacation rentals business, which was part of its Travel and Membership segment and completed the sale of this business on October 22, 2019. The assets and liabilities of this business were classified as held-for-sale until the sale was completed. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the 2018 and 2019 results presented in the tables below. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net (loss)/income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted

EBITDA also excludes stock-based compensation costs, separation and restructuring costs, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with generally accepted accounting principles in the U.S. (“GAAP”) measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. The following tables present the Company’s segment information (in millions):

	Year Ended December 31,
Net revenues	2020	2019	2018
Vacation Ownership	$1,637	$3,151	$3,016
Travel and Membership	528	898	918
Total reportable segments	2,165	4,049	3,934
Corporate and other (a)	(5)	(6)	(3)
Total Company	$2,160	$4,043	$3,931

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2020	2019	2018
Net (loss)/income attributable to Travel + Leisure shareholders	$(255)	$507	$672
Loss from operations of discontinued businesses, net of income taxes	—	—	50
Loss/(gain) on disposal of discontinued business, net of income taxes	2	(18)	(456)
(Benefit from)/provision for income taxes	(23)	191	130
Depreciation and amortization	126	121	138
Interest expense	192	162	170
Interest (income)	(7)	(7)	(5)
Gain on sale of business	—	(68)	—
Asset impairments (b)	57	27	(4)
COVID-19 related costs (c)	56	—	—
Exchange inventory write-off	48	—	—
Restructuring	39	9	16
Stock-based compensation	20	20	23
Legacy items (d)	4	1	1
Acquisition and divestiture related costs	—	1	—
Value-added tax refund	—	—	(16)
Separation and related costs (e)	—	45	223
Adjusted EBITDA	$259	$991	$942

	Year Ended December 31,
Adjusted EBITDA	2020	2019	2018
Vacation Ownership	$121	$756	$731
Travel and Membership	191	289	278
Total reportable segments	312	1,045	1,009
Corporate and other (a)	(53)	(54)	(67)
Total Company	$259	$991	$942

(a)Includes the elimination of transactions between segments.
(b)Includes $5 million of bad debt expense related to a note receivable for the year ended December 31, 2020, included in Operating Expenses on the Consolidated Statements of (Loss)/Income.
(c)Reflects severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.

(d)Represents the resolution of and adjustment to certain contingent liabilities resulting from the Spin-off, the sale of the European vacation rentals business, and the Company’s separation from Cendant.
(e)Includes $4 million and $105 million of stock-based compensation expenses for the years ended 2019 and 2018.

	Year Ended December 31,
Segment Assets (a)	2020	2019
Vacation Ownership	$5,009	$5,582
Travel and Membership	1,362	1,482
Total reportable segments	6,371	7,064
Corporate and other	1,242	389
Total Company	$7,613	$7,453

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2020	2019	2018
Vacation Ownership	$41	$69	$66
Travel and Membership	21	27	25
Total reportable segments	62	96	91
Corporate and other	7	12	8
Total Company	$69	$108	$99

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Year Ended December 31,			Year Ended December 31,
	Net Revenues			Net Long-lived Assets
	2020	2019	2018	2020	2019
United States	$1,904	$3,513	$3,500	$1,471	$1,497
All other countries	256	530	431	290	296
Total	$2,160	$4,043	$3,931	$1,761	$1,793

25.    Separation and Transaction Costs
During 2019, the Company incurred $45 million of expenses in connection with the Spin-off completed on May 31, 2018, which are reflected within continuing operations. These separation costs were related to stock compensation, severance and other employee costs, as well as impairment charges due to the write-off of right-of-use assets and furniture, fixtures and equipment as a result of the Company abandoning portions of its administrative offices in New Jersey. This decision was part of the Company’s continued focus on rationalizing existing facilities in order to reduce its corporate footprint. These expenses also include additional impairment charges associated with the write-off of assets and liabilities related to the early termination of an operating lease in Chicago, Illinois, partially offset by an indemnification receivable from Wyndham Hotels. Refer to Note 13—Leases for additional detail regarding these impairments.

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

26.    COVID-19 Related Items
For the year ended December 31, 2020, the Company incurred $88 million of expenses directly related to COVID-19 which are included within COVID-19 related costs on the Consolidated Statements of (Loss)/Income and $297 million of additional items directly related to COVID-19 that are reflected elsewhere on the Consolidated Statements of (Loss)/Income as displayed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$205	$—	$—	$205	Vacation ownership interest sales
Recoveries	(48)	—	—	(48)	Cost of vacation ownership interests

Employee compensation related and other	65	9	14	88	COVID-19 related costs
Asset impairments	21	34	1	56	Asset impairments/Operating expenses
Exchange inventory write-off	—	48	—	48	Operating expenses
Lease-related	14	22	—	36	Restructuring
Total COVID-19	$257	$113	$15	$385

Allowance for loan losses - During 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as a $205 million reduction to Vacation ownership interest sales and a $48 million reduction to Cost of vacation ownership interests on the Consolidated Statements of (Loss)/Income. The net negative impact of the additional provision related to COVID-19 on Adjusted EBITDA was $157 million for the year ended December 31, 2020. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 10—Vacation Ownership Contract Receivables for additional details.

Employee Compensation Related and Other - These costs included $97 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees, $17 million related to professional fees and expenses related to renegotiating or exiting certain agreements; partially offset by $26 million of employee retention credits earned in connection with government programs, primarily the CARES Act.

A reduction in workforce in March resulted in the layoff or furlough of approximately 9,000 employees, with an additional 1,400 of furloughs during the remainder of the year. As of December 31, 2020, there were approximately 5,300 employees that were laid off or remained furloughed.

As of December 31, 2020, the Company had liabilities of $6 million for COVID-19 employee-related costs included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The activity associated with the Company’s COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of				Liability as of
	December 31, 2019	Costs Recognized (a)	Cash Payments	Other (b)	December 31, 2020
COVID-19 employee-related	$—	$71	$(64)	$(1)	$6
Ending balance	$—	$71	$(64)	$(1)	$6

(a)These charges consisted of (i) $54 million at the Vacation Ownership segment, (ii) $8 million at the Travel and Membership segment, and (iii) $9 million at the Company’s corporate operations during 2020.
(b)Includes employee-related write-offs.

Asset Impairments - During 2020, the Company incurred $56 million of COVID-19 related impairments, including $51 million recorded within Asset Impairments and $5 million included in Operating expenses on the Consolidated Statements of (Loss)/Income. Refer to Note 27 —Impairments and Other Charges for additional details.

Exchange Inventory write-off - During 2020, the Company wrote-off $48 million of exchange inventory as discussed in Note 11—Inventory.

Lease-Related - During 2020, the Company also recognized $36 million of COVID-19 related charges including $22 million related to the New Jersey lease discussed in Note 28—Restructuring and $12 million related to the renegotiation of an agreement.

27.    Impairments and Other Charges
Impairments
During 2020, the Company recorded $52 million of asset impairments, $51 million which were COVID-19 related. In the first quarter of 2020, there were $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land and $4 million at the Travel and Membership segment related to the Love Home Swap trade name. In the second quarter, the Company recorded a $24 million impairment at the Travel and Membership segment related to the New Jersey lease discussed in Note 28—Restructuring and the associated furniture, fixtures and equipment, a $6 million impairment for equity investments held at the Travel and Membership segment, and a $3 million impairment at the Vacation Ownership segment related to lease assets and furniture, fixtures and equipment. During the third quarter, $6 million of impairments were driven by right-to-use leases and related fixed assets within the Vacation Ownership operating segment due to sales center closures. During the fourth quarter, there was $1 million of impairments at the Vacation Ownership segment and $1 million of impairments at the corporate segment. These impairments are recorded within Asset impairments on the Consolidated Statements of (Loss)/Income. In addition to the COVID-19 related impairments mentioned above, the Company also recorded an additional $1 million of impairment charges at the Vacation Ownership segment that were unrelated to COVID-19.

During 2019, the Company sold certain property for $52 million in cash and a note receivable of $4 million. The Company recorded a loss of $27 million, which is recorded within Asset impairments on the Consolidated Statements of (Loss)/Income.

During 2018, the Company sold a property which was previously impaired by $27 million as part of a fair value assessment on land held for VOI development. The Company received net proceeds of $11 million, resulting in a gain on sale of $8 million, which is included within Asset impairments on the Consolidated Statements of (Loss)/Income. Also, as a result of changes in market conditions, the Company updated its long-term development goals during 2018 which resulted in $4 million of additional impairment charges on previously impaired properties. This additional impairment expense and the aforementioned reversal, resulted in a net impairment reversal of $4 million during 2018.

Other Charges
Refer to Note 25—Separation and Transaction Costs, for discussion of the additional 2019 and 2018 impairments associated with the Spin-off.

28.    Restructuring
2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, $36 million which were COVID-19 related. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at its Travel and Membership segment. The Company also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at its Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee related expenses associated with the consolidation of a shared service center. The Company reduced the 2020 restructuring liability by $12 million of cash payments during 2020. The remaining 2020 restructuring liability of $25 million is expected to be paid by the end of 2029.

2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action is primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the Vacation Ownership segment, (ii) $2 million at the Travel and Membership segment, and (iii) $1 million at the Company’s corporate operations. During 2020, the Company incurred an additional $1 million of restructuring expenses at both the Travel and Membership segment and its corporate operations. The Company reduced its restructuring liability by $5 million and $1 million of cash payments during 2020 and 2019. The remaining 2019 restructuring liability of less than $1 million is expected to be paid by the end of 2021.
2018 Restructuring Plans
During 2018, the Company recorded $16 million of charges related to restructuring initiatives, all of which are personnel-related resulting from a reduction of approximately 500 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $11 million at the Vacation Ownership segment, (ii) $4 million at the Travel and Membership segment, and (iii) $1 million at the Company’s corporate operations. During 2019, the Company incurred an additional $3 million of restructuring expenses at its Vacation Ownership segment and an additional $1 million at its corporate operations related to these restructuring activities. The Company reduced its restructuring liability by $3 million, $13 million, and $4 million of cash payments during 2020, 2019, and 2018. The remaining 2018 restructuring liability of less than $1 million is expected to be paid by the end of 2021.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows (in millions):

	Liability as of	2018 Activity		Liability as of
	December 31, 2017	Costs Recognized	Cash Payments	December 31, 2018
Personnel-related	$4	$16	$(8)	$12
Facility-related	1	—	(1)	—
	$5	$16	$(9)	$12

	Liability as of	2019 Activity		Liability as of
	December 31, 2018	Costs Recognized	Cash Payments	December 31, 2019
Personnel-related	$12	$9	$(14)	$7
	$12	$9	$(14)	$7

	Liability as of	2020 Activity		Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	December 31, 2020
Personnel-related	$7	$3	$(9)	$1
Facility-related	—	24	(1)	23
Marketing-related	—	12	(10)	2
	$7	$39	$(20)	$26

29.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation (“Wyndham Worldwide”) assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. As a result of the Wyndham Worldwide separation, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.

As of December 31, 2020, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax related liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2019, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Travel + Leisure entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

On January 4, 2021, the Company and Wyndham Hotels entered into a letter agreement pursuant to which, among other things Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.

In accordance with the agreements governing the relationship between Travel + Leisure and Wyndham Hotels, Travel + Leisure assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Travel + Leisure is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising or accrued prior to the distribution.

During 2018, the Company conveyed the lease for its former corporate headquarters located in Parsippany, New Jersey, to Wyndham Hotels, which resulted in the removal of a $66 million capital lease obligation and a $43 million asset from the Consolidated Balance Sheets.

Travel + Leisure entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During 2020, transition service agreement expenses of less than $1 million were included in General and administrative expense. During 2019, transition service agreement expenses of $3 million were included in General and administrative expense, and $2 million were included in Separation and related costs on the Consolidated Statements of (Loss)/Income. Transition service agreement income of $1 million in 2019 was included in Other revenue on the Consolidated Statements of (Loss)/Income. During 2018, transition service agreement expenses were $8 million and transition service agreement income was $6 million. As of December 31, 2020, these transition services have ended.

As a result of the sale of the North American vacation rentals business to Vacasa, the Company paid Wyndham Hotels $5 million for a trade name royalty buy-out. The related expense was recorded as a reduction to Gain on sale of business on the Consolidated Statements of (Loss)/Income.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business to Awaze Limited (“Awaze”), formerly Compass IV Limited, an affiliate of Platinum Equity, LLC, the Company and Wyndham Hotels agreed to certain post-

closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Awaze has provided an indemnification to Travel + Leisure in the event that the post-closing credit support is enforced or called upon. Such post-closing credit support included a guarantee of up to $180 million which expired June 30, 2019.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2020. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2019, the Company reached an agreement with Awaze on certain post-closing adjustments, resulting in a reduction of proceeds by $27 million. In accordance with the separation agreement, the Company and Wyndham Hotels agreed to share two-thirds and one-third, in the European vacation rentals business’ final net proceeds (as defined by the sales agreement). The Company paid $40 million to Wyndham Hotels in 2019 for certain items including the return of the escrow, post-closing adjustments, transaction expenses, and estimated taxes.

The Company also deposited $5 million into an escrow account for which all obligations ceased to exist on May 9, 2019. The escrow was returned to the Company in May 2019.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $40 million at December 31, 2020. The Company has a $13 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2020, the Company recorded a $2 million loss on disposal resulting from a tax audit, net of Wyndham Hotels’ one-third share related to the European vacation rentals business. This additional expense was included within (Loss)/gain on disposal of discontinued businesses, net of income taxes on the Consolidated Statements of (Loss)/Income.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to an approximate $81 million on a perpetual basis. These guarantees totaled $39 million at December 31, 2020. Travel + Leisure is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Travel + Leisure and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during the third quarter, the Company posted a £58 million surety bond and a £36 million letter of credit ($79 million and $48 million as of December 31, 2020) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure is responsible related to the sale of the European vacation rentals business at December 31, 2020, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. The Company finds no basis for such adjustments, and at this time the Company cannot reasonably estimate the probability or amount of the potential liability that may be owed to Awaze, if any. Any potential liability would be shared two-thirds and one-third between the Company and Wyndham Hotels and the impact would be included in discontinued operations. After the close of the second quarter, Awaze filed its claim with the high courts of England and Wales. The Company filed its defense on September 25, 2020, setting forth its disagreement with the claim and rebuttal of any obligation for the amounts claimed.

Travel + Leisure entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During 2019, transition service agreement expenses were $2 million and transition service agreement income was $2 million. During 2018, transition service agreement expenses were $3 million and transition service agreement income was $3 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Consolidated Statements of (Loss)/Income. As of September 30, 2020, these transition services have ended.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheet as of December 31, 2020.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During 2020, transition service agreement expenses were $1 million and transition service agreement income was $2 million. During 2019, transition service agreement expenses were $3 million and transition service agreement income was $3 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Consolidated Statements of (Loss)/Income.

30.    Selected Quarterly Financial Data - (unaudited)
Provided below is selected unaudited quarterly financial data for 2020.

	2020 (a)
(in millions, except per share data)	First	Second	Third	Fourth
Net revenues	$558	$343	$614	$645
Total expenses	699	457	550	560
Operating (loss)/income	(141)	(114)	64	85
Net (loss)/income from continuing operations	(134)	(164)	40	4
(Loss) on disposal of discontinued business, net of income taxes	—	—	—	(2)
Net (loss)/income attributable to Travel + Leisure shareholders	(134)	(164)	40	2

Basic earnings/(loss) per share
Continuing operations	$(1.54)	$(1.92)	$0.47	$0.05
Discontinued operations	—	—	—	(0.02)
	$(1.54)	$(1.92)	$0.47	$0.03
Diluted earnings/(loss) per share
Continuing operations	$(1.54)	$(1.92)	$0.47	$0.05
Discontinued operations	—	—	—	(0.02)
	$(1.54)	$(1.92)	$0.47	$0.03
Weighted average shares outstanding
Basic	86.9	85.4	85.9	86.1
Diluted	86.9	85.4	86.1	86.6

Note:     The sum of the quarters may not agree to the Consolidated Statements of (Loss)/Income for the year ended December 31, 2020 due to rounding.
(a)The results of operations for 2020 include impacts related to COVID-19. See Note 26—COVID-19 Related Items for additional details.

Provided below is selected unaudited quarterly financial data for 2019.

	2019
(in millions, except per share data)	First (a)	Second (a)	Third (a)	Fourth
Net revenues	$918	$1,039	$1,105	$981
Total expenses	778	841	891	790
Gain on sale of business	—	—	—	(68)
Operating income	140	198	214	259
Net income from continuing operations	81	118	135	155
(Loss)/gain on disposal of discontinued business, net of income taxes	(1)	6	—	12
Net income attributable to Travel + Leisure shareholders	80	124	135	167

Basic earnings per share
Continuing operations	$0.86	$1.27	$1.48	$1.73
Discontinued operations	(0.01)	0.06	—	0.14
	$0.85	$1.33	$1.48	$1.87
Diluted earnings per share
Continuing operations	$0.85	$1.26	$1.47	$1.73
Discontinued operations	—	0.06	—	0.14
	$0.85	$1.32	$1.47	$1.87
Weighted average shares outstanding
Basic	94.4	93.0	91.7	89.5
Diluted	94.7	93.3	92.0	89.8

Note:     The sum of the quarters may not agree to the Consolidated Statements of (Loss)/Income for the year ended December 31, 2019 due to rounding.
(a)The Company sold its North American vacation rentals business on October 22, 2019. This business did not meet the criteria to be classified as a discontinued operation; therefore, its results of operations are reflected within continuing operations through the date of sale.

31.    Related Party Transactions
During the fourth quarter of 2020, the Company sold parcels of land in Shawnee, Pennsylvania, that are no longer core to the Company’s operations to a former executive of the Company for less than $1 million.

In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. On July 8, 2020, the Company acquired the completed vacation ownership property for $45 million.

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transaction to purchase the aircraft and sell the aircraft for $16 million was closed. The Company occasionally sublets this aircraft for business travel through a timesharing arrangement, and incurred less than $1 million of expenses in 2020 and 2019.

32.    Subsequent Events
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand from Meredith Corporation for $100 million, with $35 million paid at closing and trailing payments to be completed by June 2024. In addition, Wyndham Destinations, Inc. agreed to a five-year marketing commitment across Meredith’s portfolio of brands.

In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and will continue to trade on the New York Stock Exchange under the new ticker symbol TNL. The new Travel + Leisure Co. will continue to maintain its current portfolio of brands and products, with Vacation Ownership now serving as the umbrella brand for its vacation club resorts, and with Travel and Membership operating the exchange, membership travel, and technology businesses.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance of the Company” and “Executive Officers of the Company” in the Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Directors required by this item is located under the headings “Election of Directors” and “Nominations for Elections to the Board” in the Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Governance of the Company” and “Code of Business Conduct and Ethics” in the Proxy Statement for our 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

The Board maintains a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. In addition, we maintain a Code of Conduct applicable to all our associates, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

We will disclose on our website any amendment to or waiver from a provision of our Code of Business Conduct and Ethics for Directors or Code of Conduct as may be required and within the time period specified under the applicable Securities and Exchange Commission and New York Stock Exchange rules. The Code of Business Conduct and Ethics for Directors and our Code of Conduct are available on the Investor Relations page of our website at investor.travelandleisureco.com by clicking on the “Governance” link followed by the “Governance Documents” link. Copies of these documents may also be obtained free of charge by writing to our Corporate Secretary.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2021 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2020

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.6 million(a)	$43.65(b)	11.9 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)Consists of shares issuable upon exercise of stock-settled appreciation rights, non-qualified stock options, performance-vested restricted stock units, and restricted stock units.
(b)Consists of weighted-average exercise price of outstanding stock-settled appreciation rights and non-qualified stock options. The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of performance-vested restricted stock units or restricted stock units, as these units have no exercise price.
(c)Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
The remaining information required by Item 12 is included in the Proxy Statement for our 2021 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2021 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Governance of the Company,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2021 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:

(1) Financial Statements.

The following consolidated financial statements of Travel + Leisure Co. and its subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

(2) Financial Schedules.

The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

(3) Exhibits.

See Exhibit Index commencing on page 131 hereof.

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

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Wyndham Destinations, Inc., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 17, 2021).

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
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

4.6	Form of 5.625% Senior Notes due 2021 (included within Exhibit 4.5).
4.7
Sixth Supplemental Indenture, dated March 7, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 7, 2012).

4.8	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.7).
4.9
Seventh Supplemental Indenture, dated March 15, 2012, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2017 and 2022 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 15, 2012).

4.10	Form of 4.25% Senior Notes due 2022 (included within Exhibit 4.9).
4.11
Eighth Supplemental Indenture, dated February 22, 2013, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2018 and 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed February 22, 2013).

4.12	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.11).
4.13
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015).

4.14	Form of 5.100% Notes due 2025 (included within Exhibit 4.13).
4.15
Tenth Supplemental Indenture, dated March 21, 2017, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 21, 2017).

4.16	Form of 4.150% Senior Notes due 2024 (included within Exhibit 4.15).
4.17	Form of 4.500% Senior Notes due 2027 (included within Exhibit 4.15).
4.18
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed December 13, 2019).

4.19
First Supplemental Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 13, 2019).

4.20	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.19)

4.21
Second Supplemental Indenture, dated July 24, 2020, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed July 24, 2020).

4.22	Form of 6.625% Senior Note due 2026 (included within Exhibit 4.21).
4.23*	Description of Registrant’s Securities
10.1
Credit Agreement, dated as of May 31, 2018, among Wyndham Destinations, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018).

10.2
First Amendment, dated as of July 15, 2020, to the Credit Agreement, dated as of May 31, 2018, among Wyndham Destinations, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 20, 2020).

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

10.10
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

10.11
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

10.12*
Tenth Amendment, dated as of October 27, 2020, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent.

10.13
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on May 2, 2018).

10.14
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.15†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.16†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.17†
Employment Agreement dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.18†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).
10.19†
Letter Agreement, dated as March 22, 2018, by and between Wyndham Vacation Ownership, Inc. and Elizabeth E. Dreyer (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018).

10.20†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2019).
10.21†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 1, 2019).
10.22†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 1, 2019).
10.23†
Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Noah Brodsky (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed February 26, 2020).

10.24*†	Letter Agreement, dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Brad Dettmer.
10.25*†	Severance Agreement dated as of May 4, 2020 by and between Wyndham Destinations, Inc. and Brad Dettmer.
10.26*†	Consulting Agreement, dated as of June 16, 2020, by and between Wyndham Destinations, Inc. and Brad Dettmer.
10.27†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.28†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.29†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.30*†	Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of November 3, 2020).
10.31†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).
10.32†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).
10.33†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).
10.34†	Form of Award Agreement for Non-Qualified Stock Options, dated June 1, 2018 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K filed February 26, 2019).
10.35†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K filed February 26, 2019).

10.36†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).
10.37†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).

10.38†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.39†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.40†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).
10.41†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)
10.42†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.43†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)
10.44†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)
10.45†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.46†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)
10.47†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.48†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.49
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.50
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.51
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.52
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.53
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.54
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.55
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.56
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.57
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.58†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).
10.59
Purchase Agreement, dated as of December 10, 2019, between Wyndham Destinations, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule II thereto (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed February 26, 2020).

10.60
Purchase Agreement, dated as of July 20, 2020, between Wyndham Destinations, Inc. and BofA Securities, Inc., as representative of the several initial purchasers named in Schedule II thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed October 28, 2020).

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

* Filed with this report.
**    Furnished with this report.
† Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAVEL + LEISURE CO.

By:	/s/ MICHAEL D. BROWN
Michael D. Brown
President and Chief Executive Officer
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Michael A. Hug

/s/ ELIZABETH E. DREYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Elizabeth E. Dreyer

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 24, 2021
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 24, 2021
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 24, 2021
James E. Buckman

/s/ GEORGE HERRERA	Director	February 24, 2021
George Herrera

/s/ DENNY MARIE POST	Director	February 24, 2021
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 24, 2021
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 24, 2021
Michael H. Wargotz