Form 10-Q
period 2021-03-31
Travel & Leisure Co.
filed 2021-04-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TNL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
86,183,011 shares of common stock outstanding as of March 31, 2021.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant and the sale of the European vacation rentals business.

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservations Network
ARPA	American Rescue Plan Act of 2021
AUD	Australian Dollar
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Company	Travel + Leisure Co. and its subsidiaries
COVID-19	Novel coronavirus global pandemic
Credit Agreement Amendment	An amendment to the Company’s credit agreement governing its revolving credit facility and term loan B
EPS	Earnings/(loss) Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Meredith	Meredith Corporation
Moody’s	Moody’s Investors Service, Inc.
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
Relief Period	Relief period of the Credit Agreement Amendment
RSU	Restricted Stock Unit
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
Travel + Leisure	Travel + Leisure Co. and its subsidiaries
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and deficit for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of (loss)/income, comprehensive (loss)/income, cash flows and equity/(deficit) for the year then ended (not presented herein); and in our report dated February 24, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2021

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenues
Service and membership fees	$348	$327
Vacation ownership interest sales	172	90
Consumer financing	98	127
Other	10	14
Net revenues	628	558
Expenses
Operating	290	398
Cost/(recovery) of vacation ownership interests	21	(31)
Consumer financing interest	24	25
General and administrative	106	110
Marketing	69	131
Depreciation and amortization	31	31
COVID-19 related costs	1	23
Asset impairments	—	10
Restructuring	(1)	2
Total expenses	541	699
Operating income/(loss)	87	(141)
Other (income), net	—	(2)
Interest expense	53	41
Interest (income)	(1)	(2)
Income/(loss) before income taxes	35	(178)
Provision/(benefit) for income taxes	6	(44)
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)

Earnings/(loss) per share
Basic	$0.33	$(1.54)
Diluted	0.33	(1.54)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(13)	(65)
Other comprehensive loss, net of tax	(13)	(65)
Comprehensive income/(loss)	$16	$(199)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$322	$1,196
Restricted cash (VIE - $110 as of 2021 and $92 as of 2020)	139	121
Trade receivables, net	111	115
Vacation ownership contract receivables, net (VIE - $2,313 as of 2021 and $2,458 as of 2020)	2,353	2,482
Inventory	1,359	1,347
Prepaid expenses	209	204
Property and equipment, net	658	666
Goodwill	964	964
Other intangibles, net	227	131
Other assets	386	387
Total assets	$6,728	$7,613
Liabilities and (deficit)
Accounts payable	$62	$62
Accrued expenses and other liabilities	924	929
Deferred income	434	447
Non-recourse vacation ownership debt (VIE)	2,183	2,234
Debt	3,386	4,184
Deferred income taxes	715	725
Total liabilities	7,704	8,581
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,007,727 issued as of 2021 and 221,755,960 as of 2020	2	2
Treasury stock, at cost – 135,824,676 shares as of 2021 and 135,824,676 shares as of 2020	(6,508)	(6,508)
Additional paid-in capital	4,160	4,157
Retained earnings	1,392	1,390
Accumulated other comprehensive loss	(29)	(16)
Total stockholders’ (deficit)	(983)	(975)
Noncontrolling interest	7	7
Total (deficit)	(976)	(968)
Total liabilities and (deficit)	$6,728	$7,613

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income/(loss)	$29	$(134)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	31	31
Provision for loan losses	38	315
Deferred income taxes	(12)	(50)
Stock-based compensation	7	1
Asset impairments	—	10
Non-cash lease expense	3	6
Non-cash interest	7	5
Other, net	3	2
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	3	4
Vacation ownership contract receivables	90	(15)
Inventory	(53)	(40)
Deferred income	(14)	18
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(54)	(96)
Net cash provided by operating activities	78	57
Investing activities
Property and equipment additions	(12)	(21)
Acquisitions	(35)	—
Other, net	—	3
Net cash used in investing activities	(47)	(18)
Financing activities
Proceeds from non-recourse vacation ownership debt	597	250
Principal payments on non-recourse vacation ownership debt	(644)	(372)
Proceeds from debt	—	1,064
Principal payments on debt	(548)	(77)
Repayment of notes	(251)	(41)
Repayments of vacation ownership inventory arrangement	—	(5)
Dividends to shareholders	(26)	(43)
Proceeds from issuance of common stock	2	—
Repurchase of common stock	—	(128)
Debt issuance/modification costs	(7)	(1)
Net share settlement of incentive equity awards	(7)	(1)
Net cash (used in)/provided by financing activities	(884)	646
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	(16)
Net change in cash, cash equivalents and restricted cash	(856)	669
Cash, cash equivalents and restricted cash, beginning of period	1,317	502
Cash, cash equivalents and restricted cash, end of period	461	1,171
Less: Restricted cash	139	153
Cash and cash equivalents	$322	$1,018

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	86	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	—	—	—	3	—	—	—	3
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86	$2	$(6,508)	$4,160	$1,392	$(29)	$7	$(976)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(134)	—	—	(134)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Change in stock-based compensation	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of March 31, 2020	85	$2	$(6,508)	$4,119	$1,607	$(117)	$6	$(891)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)
1.    Background and Basis of Presentation
Background
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation. The aggregate purchase price was $100 million, comprised of $35 million in cash paid at closing, with trailing payments through June 2024. In connection with this acquisition, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co. and its ticker symbol to TNL on February 17, 2021.

The newly named Travel + Leisure Co. and its subsidiaries (collectively, “Travel + Leisure,” or the “Company,” formerly Wyndham Destinations, Inc.) is a global provider of hospitality services and travel products. The Company operates in two segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its reportable segments to better align with how the segments are managed.

The Vacation Ownership segment develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Wyndham Destinations business line, formerly Wyndham Vacation Clubs. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, and Presidential Reserve by Wyndham.

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and new Travel + Leisure Group business lines. With the formation of Travel + Leisure Group, the Company decided that the operations of its Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. Prior period segment information has been restated to reflect this change. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates the BookTandL.com, Travel + Leisure Travel Clubs, and Extra Holidays brands.

Impact of COVID-19
The results of operations for the three months ended March 31, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. In the Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations. As a result, the Company significantly reduced its workforce and furloughed thousands of associates in the second quarter of 2020. As of March 31, 2021, the Company has reopened 93% of its resorts (96% as of the date of this filing) and reopened 92% of its sales offices (95% as of the date of this filing). The Company estimates that the remaining suspended operations will resume in the first half of 2021. As a result of these reopenings the majority of the Company’s furloughed employees have returned to work.

As a precautionary measure to enhance liquidity, in the first quarter of 2020 the Company drew down its $1.0 billion revolving credit facility and suspended its share repurchase activity, and in the third quarter of 2020 amended its revolving credit facility and term loan B, which provides flexibility during the relief period spanning from July 15, 2020 through April 1, 2022. As of March 31, 2021, the Company has repaid its $1.0 billion revolving credit facility. See Note 9—Debt for additional details.

Given these significant events, the Company’s revenues were negatively impacted and while revenues have begun to recover, not all product and service lines have yet reached pre-pandemic levels. The Company incurred $241 million of charges related to COVID-19 during the three months ended March 31, 2020. There were immaterial COVID-19 charges for the three months ended March 31, 2021; refer to Note 19—COVID-19 Related Items for additional details.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q include the accounts and transactions of Travel + Leisure, as well as the entities in which Travel + Leisure directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. In addition, prior period segment results have been restated to reflect the aforementioned reclassification of the Extra Holidays business into the Travel and Membership segment.

The Company presents an unclassified balance sheet which conforms to that of the Company’s peers and industry practice.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021.

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, amended in January 2021, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance was effective as of March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR based benchmark is expected to begin January 1, 2022 and to be completed when U.S. Dollar (“USD”) LIBOR rates are phased out by June 30, 2023. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition. On October 27, 2020, the Company closed on the renewal of its USD bank conduit facility and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. The Company intends to adopt such language, as appropriate, in its other relevant agreements prior to the end of 2021.

Recently Adopted Accounting Pronouncements
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance to simplify the accounting for income taxes and clarifies the financial statement presentation for tax benefits related to tax deductible dividends. This guidance became effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions):

	Three Months Ended
	March 31,
	2021	2020 (a)
Management fee revenues	$85	$89
Reimbursable revenues	69	78
Property management revenues	$154	$167

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Vacation Ownership segment to Travel and Membership.

One of the associations that the Company manages paid its Travel and Membership segment $7 million for exchange services during the three months ended March 31, 2021 and 2020.

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

The Company also derives revenue from other travel products and services, enabled as a result of the 2019 acquisition of ARN and via the Company’s resort services solution business, optimizing business to business (“B2B”) capabilities, and integration for consumer travel planning. The Company’s relationships and buying power with major travel suppliers provide its partners with access to exclusive travel inventory. The Company’s affiliates and members have access to inventory from accommodation wholesalers, airfare, and rental car providers.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of March 31, 2021 and December 31, 2020, were as follows (in millions):

	March 31, 2021	December 31, 2020
Deferred subscription revenue	$181	$176
Deferred VOI trial package revenue	109	115
Deferred VOI incentive revenue	66	74
Deferred exchange-related revenue (a)	63	59
Deferred co-branded credit card programs revenue	14	16
Deferred other revenue	3	8
Total	$436	$448

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred revenue primarily represents payments received in advance from members for the right to access the Company’s vacation travel network to book vacation exchanges, rent travel accommodations, and for other leisure-related services and products which are generally recognized as revenue within one year.
Changes in contract liabilities for the three months ended March 31, 2021 and 2020, follow (in millions):

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$448	$539
Additions	74	103
Revenue recognized	(86)	(84)
Ending balance	$436	$558

Capitalized Contract Costs
The Company’s Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of March 31, 2021 and December 31, 2020, these capitalized costs were $37 million and $41 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2021 and December 31, 2020, these capitalized costs were $17 million and $16 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2021 - 3/31/2022	4/1/2022 - 3/31/2023	4/1/2023 - 3/31/2024	Thereafter	Total
Subscription revenue	$107	$39	$18	$17	$181
VOI trial package revenue	109	—	—	—	109
VOI incentive revenue	66	—	—	—	66
Exchange-related revenue	59	3	1	—	63
Co-branded credit card programs revenue	3	3	3	5	14
Other revenue	3	—	—	—	3
Total	$347	$45	$22	$22	$436

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions)(a):

	Three Months Ended
	March 31,
	2021	2020
Vacation Ownership
Vacation ownership interest sales (b)	$172	$90
Property management fees and reimbursable revenues	157	170
Consumer financing	98	127
Fee-for-Service commissions	12	3
Ancillary revenues	10	13
Total Vacation Ownership	449	403

Travel and Membership
Transaction revenues	132	96
Subscription revenues	41	44
Ancillary revenues	10	19
Total Travel and Membership	183	159

Corporate and other
Eliminations	(4)	(4)
Total Corporate and other	(4)	(4)

Net revenues	$628	$558

(a)This table reflects the reclassification of Extra Holidays from the Vacation Ownership segment into the Travel and Membership segment for all periods presented. Extra Holidays revenue is included within Transaction revenues.
(b)The Company increased its loan loss allowance by an additional $225 million in the first quarter of 2020, due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss) during the three months ended March 31, 2020.

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Travel + Leisure shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)

Earnings/(loss) per share (a)
Basic	$0.33	$(1.54)
Diluted	0.33	(1.54)

Basic weighted average shares outstanding	86.3	86.9
Stock-settled appreciation rights (“SSARs”), RSUs (b) and PSUs (c)	0.6	—
Diluted weighted average shares outstanding (d)(e)	86.9	86.9

Dividends:
Aggregate dividends paid to shareholders	$26	$43

(a)Earnings/(loss) per share amounts are calculated using whole numbers.

(b)Excludes 0.2 million and 1.2 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2021 and 2020. During 2020, 0.5 million of these units would have been dilutive had the Company not been in a net loss position during the period. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.4 million and 0.3 million for the three months ended March 31, 2021 and 2020, as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.5 million and 1.6 million of outstanding stock option awards that would have been anti-dilutive to EPS for the three months ended March 31, 2021 and 2020. These outstanding stock option awards could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares	Cost
As of December 31, 2020	111.3	$5,727
Repurchases	—	—
As of March 31, 2021	111.3	$5,727
The Company had $353 million of remaining availability under its program as of March 31, 2021. Proceeds received from stock option exercises increase the repurchase capacity under the program. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company amended the credit agreement for its revolving credit facility and term loan B. Among other changes, the amendment places the Company into a relief period from July 15, 2020 through April 1, 2022 (“Relief Period”) that prohibits the use of cash for share repurchases until such time as the Company chooses to exercise its option to exit the amendment. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, with $35 million paid at closing and trailing payments to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the Trademark indefinite-lived intangible asset.

6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	March 31, 2021	December 31, 2020
Vacation ownership contract receivables:
Securitized (a)	$2,313	$2,458
Non-securitized (b)	662	717
Vacation ownership contract receivables, gross	2,975	3,175
Less: Allowance for loan losses	622	693
Vacation ownership contract receivables, net	$2,353	$2,482

(a)Excludes $20 million and $23 million of accrued interest on securitized VOCRs as of March 31, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $6 million and $9 million of accrued interest on non-securitized VOCRs as of March 31, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2021 and 2020, the Company’s securitized VOCRs generated interest income of $79 million and $106 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss).

During the three months ended March 31, 2021 and 2020, the Company originated VOCRs of $103 million and $237 million, and received principal collections of $193 million and $222 million. The weighted average interest rate on outstanding VOCRs was 14.4% as of March 31, 2021 and December 31, 2020.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2020	$693
Provision for loan losses	38
Contract receivables write-offs, net	(109)
Allowance for loan losses as of March 31, 2021	$622

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses	315
Contract receivables write-offs, net	(132)
Allowance for loan losses as of March 31, 2020	$930

The Company recorded a provision for loan losses of $38 million as a reduction of net revenues during the three months ended March 31, 2021, and $315 million for the three months ended March 31, 2020. Due to the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company increased its loan loss allowance. This was reflected as an additional $225 million reduction to Vacation ownership interest sales and a $55 million reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss).

Estimating the amount of the additional loan loss allowance for COVID-19 involved the use of significant estimates and assumptions. Management based its estimates upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. Specifically, historical data indicated that net new defaults did not return to prior levels until 15-20 months after the peak in unemployment. As of March 31, 2021, given the significant amount of government assistance provided to consumers during the pandemic, the Company estimated default rates would remain elevated for the next 9-12 months as these programs expire. The Company will continue to monitor this reserve as more information becomes available.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,631	$785	$147	$87	$207	$2,857
31 - 60 days	17	17	9	2	1	46
61 - 90 days	13	12	8	2	1	36
91 - 120 days	11	13	10	1	1	36
Total (a)	$1,672	$827	$174	$92	$210	$2,975

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,706	$835	$160	$96	$221	$3,018
31 - 60 days	20	25	13	4	2	64
61 - 90 days	13	18	12	3	1	47
91 - 120 days	12	16	14	3	1	46
Total (a)	$1,751	$894	$199	$106	$225	$3,175

(a)Includes contracts under temporary deferment (up to 180 days). As of March 31, 2021 and December 31, 2020, contracts under deferment total $25 million and $37 million.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days and reverses all of the associated accrued interest recognized to date against interest income included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss). At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment separate from the pool.

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$102	$29	$—	$4	$16	$151
2020	353	164	22	9	57	605
2019	431	233	57	24	48	793
2018	311	164	41	18	32	566
2017	204	104	25	14	20	367
Prior	271	133	29	23	37	493
Total	$1,672	$827	$174	$92	$210	$2,975

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$424	$173	$11	$17	$55	$680
2019	476	269	67	27	70	909
2018	339	183	50	21	36	629
2017	220	115	31	16	22	404
2016	128	63	16	10	16	233
Prior	164	91	24	15	26	320
Total	$1,751	$894	$199	$106	$225	$3,175

7.    Inventory
Inventory consisted of (in millions):

	March 31, 2021	December 31, 2020
Completed VOI inventory	$1,088	$1,049
Estimated VOI recoveries	223	246
VOI construction in process	30	30
Inventory sold subject to repurchase	13	13
Vacation exchange credits and other	4	8
Land held for VOI development	1	1
Total inventory	$1,359	$1,347

The Company had net transfers of VOI inventory to property and equipment of $10 million and $12 million during the three months ended March 31, 2021 and 2020.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded $48 million of reductions to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. These write-offs were included within Operating expenses on the Condensed Consolidated Statements of Income/(Loss), $38 million of which is included in the results for the three months ended March 31, 2020. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2021 and beyond.

Inventory Sale Transactions
During 2020, the Company acquired properties in Orlando, Florida, and Moab, Utah, from third-party developers for vacation ownership inventory and property and equipment.

During 2013, the Company sold real property located in Las Vegas, Nevada, to a third-party developer, consisting of vacation ownership inventory and property and equipment. The Company recognized no gain or loss on this sale transaction.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2020	$13	$31	$22	$17	$83
Purchases	—	25	—	19	44
Payments	—	(56)	—	(22)	(78)
March 31, 2021	$13	$—	$22	$14	$49

December 31, 2019	$43	$—	$—	$6	$49
Purchases	—	—	—	42	42
Payments	(19)	—	—	(33)	(52)
March 31, 2020	$24	$—	$—	$15	$39

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $59 million as of March 31, 2021.

8.    Property and Equipment
Property and equipment, net, consisted of (in millions):

	March 31, 2021	December 31, 2020
Land	$31	$30
Building and leasehold improvements	597	591
Furniture, fixtures and equipment	208	207
Capitalized software	698	694
Finance leases	14	14
Construction in progress	15	12
Total property and equipment	1,563	1,548
Less: Accumulated depreciation and amortization	905	882
Property and equipment, net	$658	$666

9.    Debt
The Company’s indebtedness consisted of (in millions):

	March 31, 2021	December 31, 2020
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,954	$1,893
AUD/NZD bank conduit facility (due September 2021) (c)	155	173
USD bank conduit facility (due October 2022) (d)	74	168
Total	$2,183	$2,234

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$—	$547
$300 million secured term loan B (due May 2025) (g)	290	291
$250 million 5.625% secured notes (due March 2021)	—	250
$650 million 4.25% secured notes (due March 2022) (h)	650	650
$400 million 3.90% secured notes (due March 2023) (i)	402	402
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (j)	344	344
$650 million 6.625% secured notes (due July 2026)	641	641
$400 million 6.00% secured notes (due April 2027) (k)	408	408
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	7	7
Total	$3,386	$4,184

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.44 billion and $2.57 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2021 and December 31, 2020.
(b)The carrying amounts of the term notes are net of deferred financing costs of $23 million and $21 million as of March 31, 2021 and December 31, 2020.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $15 million and $16 million as of March 31, 2021 and December 31, 2020, and net of unamortized debt financing costs of $7 million as of March 31, 2021 and December 31, 2020.
(f)The weighted average effective interest rate on borrowings from this facility were 3.19% and 3.02% as of March 31, 2021 and December 31, 2020. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. As of March 31, 2021, these borrowing have been repaid.
(g)The weighted average effective interest rate on borrowings from this facility was 2.40% and 2.93% as of March 31, 2021 and December 31, 2020.
(h)Includes less than $1 million of unamortized gains from the settlement of a derivative as of March 31, 2021 and December 31, 2020.

(i)Includes $3 million of unamortized gains from the settlement of a derivative as of March 31, 2021 and December 31, 2020.
(j)Includes $5 million of unamortized losses from the settlement of a derivative as of March 31, 2021 and December 31, 2020.
(k)Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of March 31, 2021 and December 31, 2020.

Sierra Timeshare 2021-1 Receivables Funding LLC
On March 8, 2021, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2021-1 Receivables Fundings LLC, with an initial principal amount of $500 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 1.57%. The advance rate for this transaction was 98%.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2021, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$260	$655	$915
Between 1 and 2 years	326	408	734
Between 2 and 3 years	214	4	218
Between 3 and 4 years	215	302	517
Between 4 and 5 years	234	622	856
Thereafter	934	1,395	2,329
	$2,183	$3,386	$5,569

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of March 31, 2021, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,027	$1,000
Less: Outstanding borrowings	229	—
Less: Letters of credit	—	66
Available capacity	$798	$934

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

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement governing its revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment establishes a relief period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020 and will end on April 1, 2022, or upon termination by the Company of the Relief Period, subject to certain conditions. The Credit Agreement Amendment increased the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. The maximum first lien leverage ratio for the test period ending March 31, 2021 was 7.50 to 1.0. Beginning in the first quarter of 2021, and extending through the third quarter of 2021, the Credit Agreement Amendment provides that consolidated EBITDA (as defined in the credit agreement), for the purposes of the first lien leverage ratio, will be measured based on the greater of either a trailing 12-months preceding the measurement date basis or an annualized basis. Thereafter, consolidated EBITDA will be measured on a trailing 12-months basis, and following the Relief Period, the Credit Agreement Amendment reestablishes the leverage-based financial covenant of 4.25 to 1.0 which was in existence prior to the effective date of the Credit Agreement Amendment. In addition, the Credit Agreement Amendment, among other things, increased the interest rate applicable to borrowings under the Company’s secured revolving credit facility based on the Company’s first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter; and requires the Company to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.0, which shall increase to 2.50 to 1.0 after the Relief Period, the level existing prior to the effective date of the Credit Agreement Amendment. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the credit agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period. The Relief Period includes certain restrictions on the use of cash including the prohibition of share repurchases until such time as the Company is able to and chooses to exercise its option to exit the amendment. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

As of March 31, 2021, the Company’s interest coverage ratio was 2.7 to 1.0 and the first lien leverage ratio was 5.4 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2021, the Company was in compliance with the financial covenants described above. Under the Credit Agreement Amendment, if the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings would increase, and the Company would be subject to higher fees associated with its letters of credit. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, the interest rate on the revolver borrowings and fees associated with letters of credit increased 25 basis points effective March 2, 2021. This interest rate is subject to future changes based on the Company’s first lien leverage ratio which could serve to further increase the rate up to an additional 25 basis points, or reduce this rate.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2021, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $53 million during the three months ended March 31, 2021. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million of capitalized interest during the three months ended March 31, 2021. Cash paid related to such interest was $70 million during the three months ended March 31, 2021.

The Company incurred interest expense of $41 million during the three months ended March 31, 2020. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million of capitalized interest during the three months ended March 31, 2020. Cash paid related to such interest was $39 million during the three months ended March 31, 2020.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $24 million and $25 million during the three months ended March 31, 2021 and 2020, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income/(Loss). Cash paid related to such interest was $17 million and $19 million for the three months ended March 31, 2021 and 2020.

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

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying VOCRs and sells them to bankruptcy-remote entities. VOCRs qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. VOCRs are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s Condensed Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the VOCRs. The Company services the securitized VOCRs pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing VOCRs from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases, and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse to the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2021	December 31, 2020
Securitized contract receivables, gross (a)	$2,313	$2,458
Securitized restricted cash (b)	110	92
Interest receivables on securitized contract receivables (c)	20	23
Other assets (d)	5	5
Total SPE assets	2,448	2,578
Non-recourse term notes (e) (f)	1,954	1,893
Non-recourse conduit facilities (e)	229	341
Other liabilities (g)	10	2
Total SPE liabilities	2,193	2,236
SPE assets in excess of SPE liabilities	$255	$342

(a)The Company does not allocate allowance for loan losses to SPEs. This amount is included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.
(b)Included in Restricted cash on the Condensed Consolidated Balance Sheets.
(c)Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(d)Primarily includes deferred financing costs for the bank conduit facility and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.
(e)Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.
(f)Includes deferred financing costs of $23 million and $21 million as of March 31, 2021 and December 31, 2020, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $662 million and $717 million as of March 31, 2021 and December 31, 2020. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2021	December 31, 2020
SPE assets in excess of SPE liabilities	$255	$342
Non-securitized contract receivables	662	717
Less: Allowance for loan losses	622	693
Total, net	$295	$366

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

The Company’s derivative instruments currently consist of foreign exchange forward contracts and interest rate caps.

As of March 31, 2021, the Company had foreign exchange contracts which resulted in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of March 31, 2021 and 2020.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,353	$2,874	$2,482	$3,035
Liabilities
Debt (Level 2)	$5,569	$5,839	$6,418	$6,705

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2021 and 2020, the Company had no fair value interest rate hedges.
Losses on derivatives recognized in AOCL for the three months ended March 31, 2021 and 2020, were not material.

13.    Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2010.

The Company’s effective tax rate was 17.1% and 24.7% for the three months ended March 31, 2021 and 2020. The change in the effective tax rate is primarily due to excess tax benefits from stock-based compensation recognized during the three months ended March 31, 2021.

The Company made income tax payments, net of tax refunds, of $5 million during the three months ended March 31, 2021 and 2020.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. Due to various factors including negative impacts of COVID-19, the Company increased its valuation allowances related to foreign tax credits and other deferred assets by $2 million and $3 million during the three months ended March 31, 2021 and 2020.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law, which is the latest stimulus package to provide COVID-19 relief. ARPA includes an extension of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act Employee Retention Tax Credit until December 31, 2021. The Company recorded $1 million of additional employee retention tax credits during the three months ended March 31, 2021. In addition to the expansion of the employee retention credit (among other provisions), ARPA includes several revenue-raising and business tax provisions. One such provision that will impact the Company is the expansion of the limitation of compensation deductions above $1 million for certain covered employees of publicly held corporations. Effective for taxable years after December 31, 2026, ARPA expands the limitation to cover the next five highest compensated employees.
On March 27, 2020, the CARES Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.
While the Company continues to review and consider any available benefits under the CARES Act, ARPA, or similar legislation that may be enacted in response to COVID-19 for which it qualifies, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot assure that it will be able to receive such benefits in a timely manner.

14.    Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the Condensed Consolidated Statements of Income/(Loss).

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

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$6	$8

Short-term lease cost	$3	$5

Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	—	—
Total finance lease cost	$1	$1

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$87	$92
Operating lease liabilities	Accrued expenses and other liabilities	$148	$157

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$7	$8
Finance lease liabilities	Debt	$7	$7

Weighted average remaining lease term:
Operating leases		6.9 years	7.1 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.9%	5.9%
Finance leases		5.6%	5.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$10
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$7
Finance leases	—	1

The table below presents maturities of lease liabilities as of March 31, 2021 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2021	$25	$3
2022	31	3
2023	28	2
2024	27	—
2025	23	—
Thereafter	49	—
Total minimum lease payments	183	8
Less: Amount of lease payments representing interest	(35)	(1)
Present value of future minimum lease payments	$148	$7

15.    Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Travel + Leisure Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its Vacation Ownership business—breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its Travel and Membership business—breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $13 million as of March 31, 2021 and December 31, 2020. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off the hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”), matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 22—Transactions with Former Parent and Former Subsidiaries. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $56 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of March 31, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount of $1 million.

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

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada, from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 7—Inventory for additional details.

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 22—Transactions with Former Parent and Former Subsidiaries.

16.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$—	$(114)
Other comprehensive loss	(14)	—	—	(14)
Balance, March 31, 2021	$(127)	$(1)	$—	$(128)

Tax
Balance, December 31, 2020	$97	$1	$—	$98
Other comprehensive loss	1	—	—	1
Balance, March 31, 2021	$98	$1	$—	$99

Net of Tax
Balance, December 31, 2020	$(16)	$—	$—	$(16)
Other comprehensive loss	(13)	—	—	(13)
Balance, March 31, 2021	$(29)	$—	$—	$(29)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(65)	—	—	(65)
Balance, March 31, 2020	$(213)	$(1)	$1	$(213)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive loss	—	—	—	—
Balance, March 31, 2020	$95	$1	$—	$96

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(65)	—	—	(65)
Balance, March 31, 2020	$(118)	$—	$1	$(117)

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

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2021, 11.3 million shares remain available.

Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2021, the Company granted incentive equity awards to key employees and senior officers totaling $33 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options. Of these awards, the NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the three months ended March 31, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $26 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the three months ended March 31, 2021, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2020	Granted	Vested/Exercised	Forfeitures(a)	Balance, March 31, 2021
RSUs
Number of RSUs	1.6	0.5	(0.2)	—	1.9	(b)
Weighted average grant price	$38.22	$59.00	$42.51	$—	$43.77

PSUs
Number of PSUs	0.3	0.1	—	—	0.4	(c)
Weighted average grant price	$42.57	$59.00	$—	$—	$47.00

SSARs
Number of SSARs	0.2	—	(0.2)	—	—	(d)
Weighted average grant price	$34.51	$—	$34.51	$—	$—

NQs (f)
Number of NQs	2.3	0.1	—	—	2.4	(e)
Weighted average grant price	$44.15	$59.00	$—	$—	$44.88

(a)The Company recognizes forfeitures as they occur.
(b)Aggregate unrecognized compensation expense related to RSUs was $71 million as of March 31, 2021, which is expected to be recognized over a weighted average period of 3.0 years.
(c)There was no unrecognized compensation expense related to PSUs as of March 31, 2021.
(d)As of March 31, 2021, all SSARs had been exercised and thus there was no unrecognized compensation expense.
(e)There were 0.8 million NQs which were exercisable as of March 31, 2021. These NQs will expire over a weighted average period of 7.8 years and carry a weighted average grant date fair value of $8.38. Unrecognized compensation expense for NQs was $12 million as of March 31, 2021, which is expected to be recognized over a weighted average period of 2.8 years.
(f)Upon execution of NQs, the Company issues new shares to participants.

The fair values of stock options granted by the Company during 2021 were estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021	2020
Grant date fair value	$18.87	$7.27	-	$7.28
Grant date strike price	$59.00	$41.04
Expected volatility	44.80%	32.60%	-	32.88%
Expected life	6.25 years	6.25	-	7.50 years
Risk-free interest rate	1.09%	0.95%	-	1.03%
Projected dividend yield	3.12%	4.87%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $7 million during the three months ended March 31, 2021, and $1 million during the three months ended March 31, 2020, related to incentive equity awards granted to key employees, senior officers, and non-employee directors.

The Company paid $7 million and $1 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2021 and 2020.

18.    Segment Information
The Company has two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its reportable segments to better align with how the segments are managed. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. With the formation of Travel + Leisure Group the Company decided that the operations of its Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant and the sale of the European vacation rentals business. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended
	March 31,
Net revenues	2021	2020
Vacation Ownership	$449	$403
Travel and Membership	183	159
Total reportable segments	632	562
Corporate and other (a)	(4)	(4)
Total Company	$628	$558

	Three Months Ended
	March 31,
Reconciliation of Net income/(loss) to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)
Provision/(benefit) for income taxes	6	(44)
Depreciation and amortization	31	31
Interest expense	53	41
Interest (income)	(1)	(2)
Stock-based compensation	7	1
Legacy items	4	1
COVID-19 related costs (b)	1	12
Exchange inventory write-off	—	38
Asset impairments	—	10
Restructuring	(1)	2
Adjusted EBITDA	$129	$(44)

	Three Months Ended
	March 31,
Adjusted EBITDA	2021	2020
Vacation Ownership	$66	$(75)
Travel and Membership	75	44
Total reportable segments	141	(31)
Corporate and other (a)	(12)	(13)
Total Company	$129	$(44)

(a)Includes the elimination of transactions between segments.
(b)Reflects severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. CARES Act, ARPA, and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.

Segment Assets (a)	March 31, 2021	December 31, 2020
Vacation Ownership	$4,891	$5,000
Travel and Membership	1,460	1,372
Total reportable segments	6,351	6,372
Corporate and other	377	1,241
Total Company	$6,728	$7,613

(a)Excludes investment in consolidated subsidiaries.

19.    COVID-19 Related Items
During the three months ended March 31, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

Three Months Ended March 31, 2021	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$—	$—	$1	$1	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(1)	$—	$1	$—

During the three months ended March 31, 2020, the Company incurred $241 million of expenses directly related to COVID-19 as detailed in the table below (in millions):

Three Months Ended March 31, 2020	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	Cost/(recovery) of vacation ownership interests

Exchange inventory write-off	—	38	—	38	Operating expenses
Employee compensation related and other	19	1	3	23	COVID-19 related costs
Asset impairments	6	4	—	10	Asset impairments
Total COVID-19	$195	$43	$3	$241

Allowance for loan losses - Due to the closure of resorts and sales centers and the economic downturn resulting from COVID-19 during the three months ended March 31, 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company increased its loan loss allowance. This was reflected as an additional $225 million reduction to Vacation ownership interest sales and a $55 million reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net negative impact of the provision related to COVID-19 on Adjusted EBITDA was $170 million. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 6—Vacation Ownership Contract Receivables for additional details.

Exchange Inventory write-off - During the three months ended March 31, 2020, the Company wrote-off $38 million of exchange inventory as discussed in Note 7—Inventory.

Employee Compensation Related and Other - During the three months ended March 31, 2020, these costs included $21 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees; and $2 million of expenses related to renegotiating or exiting certain agreements.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	March 31, 2021
COVID-19 employee-related	$6	$—	$(3)	$3
	$6	$—	$(3)	$3

Asset Impairments - During the three months ended March 31, 2020, the Company incurred $10 million of COVID-19 related impairments as discussed in Note 20—Impairments for additional details.

20.    Impairments
During the three months ended March 31, 2020, the Company recorded $10 million of asset impairments, all of which were COVID-19 related. The Company identified $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land and $4 million at the Travel and Membership segment related to the Love Home Swap trade name. These impairments are included within the Asset impairments line of the Condensed Consolidated Statements of Income/(Loss).

There were no impairment charges for the three months ended March 31, 2021.

21.    Restructuring
2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter of 2020 that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at its Travel and Membership segment. The Company also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at its Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. During 2020, the Company reduced its restructuring liability by $12 million of cash payments. Please see the table below for the activity related to the 2020 Restructuring Plan during the first quarter of 2021. The remaining 2020 restructuring liability of $27 million is expected to be paid by the end of 2029.

The Company implemented other restructuring plans prior to 2020. The remaining liability of less than $1 million as of March 31, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of						Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		March 31, 2021
Personnel-related	$1	$—		$(1)	$—		$—
Facility-related	23	—		—	—		23
Marketing-related	2	(1)	(a)	—	3	(b)	4
	$26	$(1)		$(1)	$3		$27

(a)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(b)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.

22.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.

As of March 31, 2021, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2020, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

In accordance with these agreements governing the relationship between Travel + Leisure and Wyndham Hotels, Travel + Leisure assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Travel + Leisure is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising or accrued prior to the distribution.

Travel + Leisure entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. For the three months ended March 31, 2020, transition service agreement expenses were less than $1 million and included within General and administrative expense on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2021. The Company established a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $40 million at March 31, 2021. The Company has a $13 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to an approximate $81 million on a perpetual basis. These guarantees totaled $39 million at March 31, 2021. Travel + Leisure is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s Investors Services, Inc. (“Moody’s”) and BB+ for Standard & Poor’s Rating Services (“S&P”) on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Travel + Leisure and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during 2020, the Company posted a £58 million surety bond and a £36 million letter of credit ($80 million and $49 million as of March 31, 2021) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure is responsible related to the sale of the European vacation rentals business at March 31, 2021, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. The Company finds no basis for such adjustments, and at this time the Company cannot reasonably estimate the probability or amount of the potential liability that may be owed to Awaze, if any. Any potential liability would be shared two-thirds and one-third between the Company and Wyndham Hotels and the impact would be included in discontinued operations. After the close of the second quarter of 2020, Awaze filed its claim with the high courts of England and Wales. The Company filed its defense on September 25, 2020, setting forth its disagreement with the claim and rebuttal of any obligation for the amounts claimed.

Travel + Leisure entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During the three months ended March 31, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

Matter Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC (“Vacasa”) against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2021.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the three months ended March 31, 2021, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During the three months ended March 31, 2020, transition service agreement expenses were $1 million and transition service agreement income was $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in February 2021.

23.    Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. On July 8, 2020, the Company acquired the completed vacation ownership property for $45 million.

The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses during the three months ended March 31, 2020 and did not sublet the aircraft during the three months ended March 31, 2021.

24.    Subsequent Events
AUD/NZD Bank Conduit Renewal
On April 27, 2021, the Company renewed its AUD/NZD timeshare receivables conduit facility, extending the end of the commitment period from September 2021 to April 2023. The renewal includes a reduction of the AUD borrowing capacity from A$255 million to A$250 million, while the NZD capacity remains unchanged at NZ$48 million. The renewal bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.65%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainty with respect to our ability to realize the benefits of the Travel + Leisure acquisition from Meredith Corporation; the scope and duration of the novel coronavirus global pandemic (“COVID-19”) and any resurgences and the pace of recovery; the timing of the widespread distribution of an effective vaccine or treatment for COVID-19; the potential impact of the COVID-19 pandemic and governmental, business and individuals’ actions in response to the pandemic and our related contingency plans and cost and investment reductions on our business, vacation ownership interest sales and tour flow, consumer demand and liquidity, our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all; our ability and the ability of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) to maintain credit ratings; general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the leisure travel industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Vacation Ownership and Travel and Membership segments; uncertainties related to acquisitions, dispositions and other strategic transactions, including the spin-off of our hotels business, Wyndham Hotels, and any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership (formerly Wyndham Vacation Clubs)—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of our Wyndham Destinations business line. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, and Presidential Reserve by Wyndham.
•Travel and Membership (formerly Panorama or Vacation Exchange)—operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network, 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates the BookTandL.com, Travel + Leisure Travel Clubs, and Extra Holidays brands.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation (“Meredith”) for $100 million, comprised of $35 million in cash paid at closing, with trailing payments through June 2024. This acquisition included Travel + Leisure’s travel clubs and their nearly 60,000 members. The transaction created a strategic alliance between Travel + Leisure Co. and Meredith, with Meredith continuing to operate and monetize Travel + Leisure’s multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and will continue to trade on the New York Stock Exchange under the new ticker symbol TNL.

In connection with the Travel + Leisure brand acquisition we updated the names and composition of our reportable segments to better align with how they are managed. We created the Travel + Leisure Group which falls under the Travel and Membership segment along with the Panorama business line. With the formation of Travel + Leisure Group, we decided that the operations of our Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of our Extra Holidays business to the Travel and Membership segment. As such, we reclassified the results of our Extra Holidays business, which were previously reported within the Vacation Ownership segment, into the Travel and Membership segment.

Impact of COVID-19 on Our Business
The results of operations for the three months ended March 31, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our company, our customers, and our employees.

Our response to COVID-19 initially focused on the health and safety of our owners, members, guests, and employees when we closed the majority of our resorts and sales centers in early 2020. As a result, we significantly reduced our workforce and furloughed thousands of employees. As of March 31, 2021, we had reopened 93% of our resorts (96% as of the date of this filing) and reopened 92% of our sales offices (95% as of the date of this filing). We estimate that the remaining suspended operations will resume in the first half of 2021. As a result of the reopening of substantially all of our resorts, the majority of furloughed employees have returned to work.

During the first quarter of 2020, we also evaluated the impact of COVID-19 on our owners’ ability to repay their contract receivables. As a result, we recorded an additional $225 million loan loss allowance, which contributed to the $241 million of COVID-19 related charges we incurred during the three months ended March 31, 2020. As we began to see an improvement in net new defaults and lower than expected unemployment rates, we reduced this allowance by $20 million in the fourth quarter of 2020.

As of March 31, 2021, given the significant amount of government assistance provided to consumers during the pandemic, we expect default risk to remain elevated for the next 9-12 months as those programs expire. If unemployment rates or our collection experience for our vacation ownership contract receivables (“VOCRs”) differ significantly from current expectations, we may need to further increase or decrease our allowance for loan losses for VOCRs. We recorded an immaterial amount of COVID-19 charges for the three months ended March 31, 2021 compared the $241 million for the same period last year. We believe COVID-19 related expenses for 2021 will continue to be at a significantly lower level in 2021 compared to 2020. See Note 19—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the impact COVID-19 had on our business.

As a precautionary measure to enhance liquidity during the pandemic, in the first quarter of 2020, we drew down our $1.0 billion revolving credit facility and suspended share repurchase activity. In the third quarter of 2020, we amended the credit agreement governing our revolving credit facility and term loan B, which provides financial covenant flexibility during the relief period spanning from July 15, 2020 through April 1, 2022. Although we are currently prohibited from using cash for share repurchases during the relief period, we maintain our ability to pay dividends and make investments in our business. As of March 31, 2021, we have repaid our $1.0 billion revolving credit facility. See Note 9—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

We successfully closed on a $500 million securitization financing on March 8, 2021, at a more favorable cost than any securitization transaction we have completed in the past. This transaction reinforces our expectation that we will be able to maintain adequate liquidity.

As part of our reopening strategy, we focused on higher margin owner business by leveraging our owner upgrade pipeline. Prior to the impacts of COVID-19, just under 40% of our sales transactions were to lower margin new owners as compared to 32% in the first quarter of 2021.

We also raised our credit standards and eliminated sub-640 Fair Isaac Corporation (“FICO”) scores, which we expect will continue to strengthen our receivables portfolio going forward. Additionally, we closed certain unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All of these changes were designed to result in higher volume per guest (“VPG”), which is a measure of sales efficiency and is strongly correlated to profitability. For the three months ended March 31, 2021, our VPG has increased 34% from the same period last year.

Given the significant impacts of COVID-19 on our business, our revenues have been negatively impacted. While revenues have begun to recover, not all product and service lines have yet reached pre-pandemic levels, and we believe that COVID-19 will continue to have an adverse effect on our financial condition and results of operations in the near term. We did observe increased bookings for rest of year arrivals in March of 2021 relative to the first two months of the quarter, however, and coupled with the recent increase in consumer confidence, reduction in travel restrictions, and faster than anticipated vaccine roll-out, we are seeing an inflection in travel sentiment that we expect will lead to a strong recovery in summer travel.

For certain of the events, uncertainties, trends and risks associated with the impact of the COVID-19 pandemic on our future results and financial condition, see “Risks Related to the COVID-19 Pandemic” included in Part 1A in the Annual Report filed on Form 10-K with the SEC on February 24, 2021.

RESULTS OF OPERATIONS
In connection with the Travel + Leisure brand acquisition and creation of the Travel + Leisure Group business line, we decided that the operations of our Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of the new Travel + Leisure Group business line and therefore transitioned the management of this business to the Travel and Membership segment. As such, we reclassified the results of our Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant and the sale of the European vacation rentals business. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2021 and 2020. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three months ended March 31, 2021 vs. three months ended March 31, 2020 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2021	2020	% Change (g)
Vacation Ownership
Gross VOI sales (in millions) (a) (h)	$236	$413	(43.0)
Tours (in 000s) (b)	76	162	(52.7)
Volume Per Guest (“VPG”) (c)	$2,847	$2,128	33.8
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	354	260	36.0
Non-exchange	159	141	12.9
Total transactions	513	401	27.9
Revenue per transaction(f)
Exchange	$292	$279	4.5
Non-exchange	$182	$164	11.6
Total revenue per transaction	$258	$239	8.1

(a)Represents total sales of VOIs, including sales under the Fee-for-Service program before the effect of loan loss provisions. We believe that Gross VOI sales provide an enhanced understanding of the performance of our vacation ownership business because it directly measures the sales volume of this business during a given reporting period.

(b)Represents the number of tours taken by guests in our efforts to sell VOIs.
(c)VPG is calculated by dividing Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) by the number of tours. We believe that VPG provides an enhanced understanding of the performance of our vacation ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.
(d)Includes the impact from acquisitions from the acquisition dates forward.
(e)Represents the number of vacation bookings recognized as revenue during the period, net of cancellations.
(f)Represents transactional revenue divided by transactions.
(g)Change percentages may not calculate due to rounding.
(h)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2021 and 2020 (in millions):

	2021	2020
Vacation ownership interest sales, net	$172	$90
Loan loss provision	38	315
Gross VOI sales, net of Fee-for-Service sales	210	405
Fee-for-Service sales (1)	26	8
Gross VOI sales	$236	$413

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $12 million and $3 million Fee-for-Service commission revenues for the three months ended March 31, 2021 and 2020. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our 2020 operating statistics include the impacts of COVID-19 which were significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, our Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. These closures resulted in lower tours which negatively impacted gross VOI sales. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower transactions and revenue per transaction during 2020. Given the pace of COVID-19 vaccinations in the U.S., reduced travel restrictions, increased consumer confidence and pent-up leisure travel demand, we experienced improvements in VPG, number of transactions, and revenue per transaction, and finished the first quarter of 2021 with increased momentum in these areas; however, not all product and service lines have yet returned to pre-pandemic levels. We expect the impact of COVID-19 on our operating statistics to continue in 2021; however we do not expect to incur the level of COVID-19 expenses in 2021 that we did in 2020.

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2021	2020	Favorable/(Unfavorable)
Net revenues	$628	$558	$70
Expenses	541	699	158
Operating income/(loss)	87	(141)	228
Other (income), net	—	(2)	(2)
Interest expense	53	41	(12)
Interest (income)	(1)	(2)	(1)
Income/(loss) before income taxes	35	(178)	213
Provision/(benefit) for income taxes	6	(44)	(50)
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)	$163

Net revenues increased $70 million for the three months ended March 31, 2021, compared with the same period last year. In the first quarter of 2020 and in anticipation of increased defaults due to the impacts of COVID-19 we recorded an additional $225 million provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to the additional provision. The absence of these adjustments in the current year resulted in an increase to Adjusted EBITDA of $170 million. Revenue growth of $66 million (11.8%) was favorably impacted by foreign currency of $4 million (0.7%). Excluding the impacts of the additional provision recorded in the prior year and foreign currency, the remaining revenue decrease was primarily the result of:
•$182 million of decreased revenues at our Vacation Ownership segment primarily due to a decrease in gross VOI sales as a result of lower tours due to COVID-19, decreased consumer financing revenues, and property management revenues; partially offset by an increase in commission revenues, and
•$23 million of increased revenues at our Travel and Membership segment driven by higher vacation transaction bookings, partially offset by a decrease in subscription revenues due to the impact of COVID-19 on new owner sales.

Expenses decreased $158 million for the three months ended March 31, 2021, compared with the same period last year. The decrease in expenses of $156 million (22.3%) was unfavorably impacted by foreign currency of $2 million (0.3%). Excluding the foreign currency impact, the decrease in expenses was primarily the result of:
•$66 million decrease in sales and commission expenses primarily due to lower gross VOI sales;
•$62 million decrease in marketing costs primarily due to a reduction in sales and marketing operations;
•$38 million decrease due to the write-down of exchange inventory in 2020;
•$22 million decrease in COVID-19 related costs;
•$14 million decrease in property management expenses primarily due to lower management fees and lower reimbursable expenses;
•$11 million decrease in general and administrative expenses related to actions taken in prior year related to COVID-19 impacts; and
•$10 million decrease in impairments incurred in 2020 related to COVID-19.
These decreases were partially offset by:
• $52 million increase in the cost of VOIs sold primarily due to the absence of a $55 million benefit recorded in the first quarter of 2020 representing estimated recoveries related to the additional provision for loan losses associated with COVID-19;
•$7 million increase in commission expense as a result of higher Fee-for-Service VOI sales; and
•$6 million increase in maintenance fees on unsold inventory primarily due to reduced sales and marketing operations resulting in the inability to recover a portion of these costs.

Other income, net of other expenses decreased by $2 million for the three months ended March 31, 2021, compared with the same period last year, primarily due to higher business interruption recoveries in 2020.

Interest expense increased $12 million for the three months ended March 31, 2021 compared with the same period last year primarily due to the issuance of the $650 million 6.625% secured notes during the third quarter of 2020 and a higher average outstanding balance on our revolving credit facility during the current period.

Our effective tax rates were 17.1% and 24.7% during the three months ended March 31, 2021 and 2020. The change in the effective tax rate is primarily due to tax benefits from stock-based compensation recognized during the three months ended March 31, 2021.

As a result of these items, Net income attributable to Travel + Leisure shareholders was $29 million for the three months ended March 31, 2021 as compared to a Net loss attributable to Travel + Leisure shareholders of $134 million the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2021	2020
Vacation Ownership	$449	$403
Travel and Membership	183	159
Total reportable segments	632	562
Corporate and other (a)	(4)	(4)
Total Company	$628	$558

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$29	$(134)
Provision/(benefit) for income taxes	6	(44)
Depreciation and amortization	31	31
Interest expense	53	41
Interest (income)	(1)	(2)
Stock-based compensation	7	1
Legacy items	4	1
COVID-19 related costs (b)	1	12
Exchange inventory write-off	—	38
Asset impairments	—	10
Restructuring	(1)	2
Adjusted EBITDA	$129	$(44)

	Three Months Ended
	March 31,
Adjusted EBITDA	2021	2020
Vacation Ownership	$66	$(75)
Travel and Membership	75	44
Total reportable segments	141	(31)
Corporate and other (a)	(12)	(13)
Total Company	$129	$(44)

(a)Includes the elimination of transactions between segments.
(b)Reflects severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act of 2021, and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.

Vacation Ownership
Net revenues increased $46 million and Adjusted EBITDA increased $141 million during the three months ended March 31, 2021, compared with the same period of 2020. The net revenue growth of $43 million (10.7%) was favorably impacted by foreign currency of $3 million (0.7%) and the total Adjusted EBITDA growth of $140 million (186.7%) was favorably impacted by foreign currency of $1 million (1.3%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$278 million decrease in our provision for loan losses primarily due to the absence of a $225 million additional provision related to COVID-19 which was recorded in the first quarter of 2020 and lower gross VOI sales, and
•$9 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by:
•$198 million decrease in gross VOI sales, net of Fee-for-Service sales, primarily driven by a 53% decrease in tours resulting from the negative impact on our sales and marketing operations directly related to COVID-19;
•$28 million decrease in consumer financing revenues primarily due to a lower weighted average interest rate earned on a lower average portfolio balance; and
•$14 million decrease in property management revenues primarily due to lower management fees and reimbursable revenues.

In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$66 million decrease in sales and commission expenses primarily due to lower gross VOI sales;
•$60 million decrease in marketing costs primarily due to a reduction in sales and marketing operations;
•$14 million decrease in property management expenses primarily due to lower management fees and lower reimbursable expenses;
•$9 million decrease in COVID-19 related costs associated with workforce reduction; and
•$8 million decrease in general and administrative expenses primarily due to lower information technology related costs; partially offset by
•$52 million increase in the cost of VOIs sold primarily due to the absence of a $55 million benefit recorded in the first quarter of 2020 representing estimated recoveries related to the COVID-19 additional provision;
•$7 million increase in commission expense as a result of higher Fee-for-Service VOI sales; and
•$6 million increase in maintenance fees on unsold inventory primarily due reduced sales and marketing operations resulting in the inability to recover a portion of these costs.

Travel and Membership
Net revenues increased $24 million and Adjusted EBITDA increased $31 million during the three months ended March 31, 2021, compared with the same period of 2020. The revenue growth of $23 million (14.5%) was favorably impacted by foreign currency of $1 million (0.6%). The Adjusted EBITDA growth of $31 million (70.5%) was not materially impacted by foreign currency.

Increases in net revenues excluding the impact of foreign currency were driven by:
•$30 million increase in transaction revenue driven by a 28% increase in vacation transactions booked compared to the prior year which was negatively impacted by COVID-19, partially offset by
•$7 million decrease in subscription revenue due to an industry-wide decrease in new owner sales and the member mix continuing to shift to members affiliated with large clubs, which have a lower average subscription rate.

In addition to the drivers above, Adjusted EBITDA, excluding the impact of foreign currency was further impacted by:
•$14 million decrease in operational and general and administrative expenses resulting from staff reductions and cost savings initiatives implemented after the first quarter of 2020; partially offset by
•$8 million increase in cost of sales associated with higher revenues.

Corporate and other
Corporate Adjusted EBITDA increased $1 million for the three months ended March 31, 2021 compared to 2020 and was favorably impacted by $1 million of foreign currency. Excluding the impact of foreign currency Adjusted EBITDA was flat.

RESTRUCTURING PLANS
During 2020, we recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at the Travel and Membership segment. We also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. During 2020, we reduced our restructuring liability by $12 million of cash payments. During the three months ended March 31, 2021, we reduced our restructuring liability by $1 million of cash payments. We also reversed $1 million of expense related to the reimbursement of prepaid licensing fees that were previously written-off, and increased the liability by $3 million of cash reimbursements during this period at our Vacation Ownership segment. The remaining 2020 restructuring liability of $27 million is expected to be paid by the end of 2029.

We have other restructuring plans implemented prior to 2020. The remaining liability of less than $1 million as of March 31, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	March 31, 2021	December 31, 2020	Change
Total assets	$6,728	$7,613	$(885)
Total liabilities	7,704	8,581	(877)
Total (deficit)	(976)	(968)	(8)

Total assets decreased by $885 million from December 31, 2020 to March 31, 2021, primarily due to:
•$874 million decrease in Cash and cash equivalents primarily due to repayments on debt borrowings, interest payments, and dividend payments; and
•$129 million decrease in Vacation ownership contract receivables, net, primarily due to higher principal collections, partially offset by net VOI originations.
These decreases were partially offset by:
•$18 million increase in Restricted cash primarily related to net issuance of non-recourse debt; and
•$96 million increase in Other intangibles, net primarily related to the acquisition of the Travel + Leisure brand from Meredith.

Total liabilities decreased by $877 million from December 31, 2020 to March 31, 2021, primarily due to:
•$51 million decrease in Non-recourse vacation ownership debt primarily due to net repayments; and
•$798 million decrease in Debt primarily due to repayments of the revolving credit facility and the $250 million notes which came due March 2021.

Total deficit increased $8 million from December 31, 2020 to March 31, 2021, primarily due to $27 million of dividends; and $13 million of unfavorable currency translation adjustments driven by fluctuations in the exchange rates, primarily of the euro, Danish kroner, and the Australian dollar; partially offset by $29 million of Net income attributable to Travel + Leisure shareholders.

Liquidity and capital resources
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as issuance of secured debt. In addition, we use our bank conduit facilities and non-recourse debt borrowings to finance our VOCRs. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities, our bank conduit facilities and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the foreseeable future.

As a precautionary measure at the onset of the global pandemic, in March 2020 we fully drew down our revolving credit facility. Based on the recovery of our business to date, our strong liquidity position and ability to access secured debt capital markets, during the first quarter of 2021 we fully repaid the remaining outstanding revolver balance of $547 million. The revolving credit facility expires in May 2023 and has a total capacity of $1.0 billion. As of March 31, 2021, we had $934 million of available capacity, net of letters of credit.

During the quarter, we repaid our $250 million 5.625% secured notes which came due in March 2021.

On July 15, 2020, we amended our credit agreement governing our revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment established a relief period (“Relief Period”) with respect to our secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022. Among other changes, this amendment adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter.

During 2020 we successfully executed $900 million of timeshare receivables financing and issued $650 million of senior secured notes due 2026 with an interest rate of 6.625%. We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the first quarter of 2021, we closed on our first asset-backed securities (“ABS”) transaction of the year. High demand allowed us to upsize the transaction and we closed on a $500 million securitization financing at a 98% advance rate and a company record low weighted average yield of 1.57%. We also called the notes issued in the ABS transaction that we closed in April of 2020 and included that collateral in the 2021 ABS transaction, reducing the interest rate going forward on our non-recourse debt. This transaction positively impacted our liquidity and reinforces our expectation that we will maintain adequate liquidity.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility has a borrowing capacity of $800 million through October 2022, and had $726 million of available capacity as of March 31, 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than November 2023.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capacity of A$255 million and NZ$48 million through September 2021 and had available capacity of $72 million as of March 31, 2021. Borrowings under this facility are required to be repaid no later than September 2023.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

We are currently evaluating the impact of the transition from the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark to other potential alternative reference rates, including but not limited to the Secured Overnight Financing Rate (“SOFR”). Currently, we have debt and derivative instruments in place that reference LIBOR-based rates. Although certain of these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The transition from LIBOR based benchmark rates is expected to begin January 1, 2022 and be completed when USD LIBOR rates are phased out by June 30, 2023. Management will continue to actively assess the related opportunities and risks involved in this transition. On October 27, 2020, we closed on the renewal of our USD bank conduit facility and adopted appropriate LIBOR disclosures for ABS financing structures as part of the renewal. We intend to include such language in our other relevant agreements prior to the end of 2021.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2021 and 2020 (in millions):

	2021	2020	Change
Cash provided by/(used in):
Operating activities	$78	$57	$21
Investing activities	(47)	(18)	(29)
Financing activities	(884)	646	(1,530)
Effects of changes in exchange rates on cash and cash equivalents	(3)	(16)	13
Net change in cash, cash equivalents and restricted cash	$(856)	$669	$(1,525)

Operating Activities
Net cash provided by operating activities was $78 million for the three months ended March 31, 2021, compared to $57 million in the prior year. This $21 million increase was driven by a $163 million increase in net income; a $101 million decrease in cash utilized for working capital; partially offset by a $243 million decrease in non-cash add-back items primarily due to a lower provision for loan losses, partially offset by deferred income taxes.

Investing Activities
Net cash used in investing activities was $47 million for the three months ended March 31, 2021, compared to $18 million in the prior year. This increase was primarily related to $35 million paid at closing for the acquisition of the Travel + Leisure brand from Meredith in 2021, for which there was no equivalent in 2020.

Financing Activities
Net cash used in financing activities was $884 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $646 million in the prior year. The variance was primarily due to the drawdown of the $1.0 billion secured revolving credit facility in the prior year, $799 million of current year repayments on the revolving credit facility and notes that came due in March 2021, $75 million of lower net payments of non-recourse debt, $128 million decrease in share repurchases and $17 million decreased dividend payments.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. We also seek to return to a first lien leverage ratio below 4.25 to 1.0 on or prior to April 1, 2022. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchase program has been temporarily suspended since March 2020 as a result of the impact of COVID-19. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors (“Board”).

During the three months ended March 31, 2021, we spent $78 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory to support vacation ownership sales for at least the next year. During 2021, we anticipate spending between $150 million and $170 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2022 through 2025 is expected to be between $170 million and $200 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2021, we spent $12 million on capital expenditures primarily for information technology and sales center improvement projects. During 2021, we anticipate spending between $70 million and $75 million on capital expenditures.

In connection with our focus on optimizing cash flow, we are continuing our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our Condensed Consolidated Balance Sheets. The partner will complete the development of the project and we may purchase finished inventory at a future date as needed or as obligated under the agreement.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations and cash and cash equivalents. Additional expenditures are expected to be financed with general corporate borrowings.

Stock Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises increase our repurchase capacity under the program. We had $353 million of remaining availability in our program as of March 31, 2021.

The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we amended the credit agreement for our revolving credit facility and term loan B. Among other changes, the Credit Agreement Amendment places us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibits the use of cash for share repurchases until such time as we choose to exercise our option to exit the amendment. We have the option to terminate the Relief Period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

Dividends
During the quarterly period ended March 31, 2021, we paid cash dividends of $0.30 per share ($26 million in aggregate). During the quarterly period ended March 31, 2020, we paid cash dividends of $0.50 per share ($43 million in aggregate). On July 15, 2020, we amended the credit agreement governing our revolving credit facility and term loan B. Among other changes, the amendment places us into a Relief Period which adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the amendment effective date and on or prior to the last day of the relevant fiscal quarter. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment.

Although our quarterly dividend was reduced during the third quarter of 2020 due to the impact of COVID-19, we intend to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the limitations set by the Credit Agreement Amendment. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

LONG-TERM DEBT COVENANTS
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date, or on an annualized basis as allowed for certain test periods during the Relief Period.

The global spread of COVID-19 significantly impacted the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We were also keenly focused on preserving cash, cutting costs and managing liquidity. While we have reopened 93% of our resorts as of March 31, 2021 (96% as of the date of this filing) and reopened 92% of our sales offices (95% as of the date of this filing), the continued impact of COVID-19 on our industry and business has led to a higher first lien leverage ratio that we expect will decrease over time as the recovery in leisure travel rebounds. On July 15, 2020, we amended the credit agreement governing the revolving credit facility and term loan B which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified Relief Period through the first quarter of 2022. The Credit Agreement Amendment includes certain restrictions on the use of cash during the Relief Period, including the prohibition of share repurchases until such time as we are able to and choose to exercise our option to exit the amendment. We have the option to terminate this Relief Period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio. The maximum first lien leverage ratio for the test period ending March 31, 2021 was 7.50 to 1.0. Additionally, during the Relief Period, a new minimum liquidity covenant was added, which is tested quarterly until the end of the Relief Period, and requires us to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.00 to 1.0. See Note 9—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

As of March 31, 2021, our first lien leverage ratio was 5.4 to 1.0 and our interest coverage ratio was 2.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2021, we were in compliance with the amended financial covenants described above. Under the Credit Agreement Amendment, if the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings would increase, and we would be subject to higher fees associated with our letters of credit. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, the interest rate on the revolver borrowings and fees associated with letters of credit increased 25 basis points effective March 2, 2021. This interest rate is subject to future changes based on our first lien leverage ratio which could serve to further increase the rate up to an additional 25 basis points, or reduce this rate.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2021, all of our securitized loan pools were in compliance with applicable contractual triggers.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 9—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We believe that our USD bank conduit facility with a term through October 2022, and our AUD/NZD bank conduit facility, with a term through September 2021, amounting to a combined capacity of $1.03 billion, along with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs for the foreseeable future. As of March 31, 2021, we had $798 million of availability under these asset-backed conduit facilities.

Our liquidity position may be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCRs portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCRs securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities. During the first quarter, we successfully closed on a $500 million securitization financing at a 98% advance rate and a company record low weighted average yield of 1.57%. We also called the notes issued in the ABS transaction that we closed in April of 2020 and included that collateral in the 2021 ABS transaction, reducing the interest rate going forward on our non-recourse debt. This transaction positively impacted our liquidity and reinforces our expectation that we will be able to maintain adequate liquidity.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $273 million outstanding as of March 31, 2021. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

Our secured debt is rated Ba3 with a “negative outlook” by Moody’s Investors Service, BB- with a “negative outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of our credit rating downgrade and credit rating downgrade of Wyndham Hotels, see Note 22—Transactions with Former Parent and Former Subsidiaries - Matters Related to the European Vacation Rentals Business to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	4/1/21 - 3/31/22	4/1/22 - 3/31/23	4/1/23 - 3/31/24	4/1/24 - 3/31/25	4/1/25 - 3/31/26	Thereafter	Total
Debt	$652	$405	$3	$302	$622	$1,395	$3,379
Non-recourse debt (a)	260	326	214	215	234	934	2,183
Interest on debt (b)	239	202	175	150	126	112	1,004
Purchase commitments (c)	241	125	103	99	126	241	935
Operating leases	34	29	28	26	20	46	183
Inventory sold subject to conditional repurchase (d)	29	30	—	—	—	—	59
Separation liabilities (e)	1	12	—	—	—	2	15
Finance leases	3	3	1	—	—	—	7
Other (f)	31	30	15	10	—	—	86
Total (g)	$1,490	$1,162	$539	$802	$1,128	$2,730	$7,851

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on debt, non-recourse debt, and finance leases; estimated using the stated interest rates on our debt and non-recourse debt.
(c)Includes (i) $737 million for marketing-related activities; (ii) $86 million relating to the development of vacation ownership properties, of which $22 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (iii) $28 million for information technology activities.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 7—Inventory to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $13 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(e)Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and spin-off of Wyndham Hotels (See Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).
(f)Represents future consideration to be paid for the acquisitions of Alliance Reservations Network and the Travel + Leisure brand (See Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail).
(g)Excludes a $39 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 24, 2021, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2021 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2021, was $229 million in non-recourse debt and $290 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $2 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of COVID-19, most of our employees began working remotely in late March 2020. We have not identified any material changes in our disclosure controls and procedures, nor our internal control over financial reporting, as a result of this change. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., matters related to the European vacation rentals business, and the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2021, there have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2021	—	$—	—	$351,074,356
February 2021	—	—	—	351,219,478
March 2021	—	—	—	353,239,172
Total	—	$—	—	$353,239,172

On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program eight times, most recently on October 23, 2017, by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises increase our repurchase capacity under the program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stock Repurchase Program,” included in Part I, Item 2 of this Quarterly Report on Form 10-Q for further information on the Share Repurchase Program.

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

TRAVEL + LEISURE CO.

Date: April 28, 2021	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: April 28, 2021	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer