Form 10-Q
period 2021-06-30
Travel & Leisure Co.
filed 2021-07-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
86,297,536 shares of common stock outstanding as of June 30, 2021.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of income/(loss), comprehensive income/(loss), and deficit for the three-month and six-month periods ended June 30, 2021 and 2020, and the cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
July 28, 2021

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues
Service and membership fees	$388	$227	$736	$554
Vacation ownership interest sales	294	(13)	466	77
Consumer financing	102	119	201	246
Other	13	10	22	24
Net revenues	797	343	1,425	901
Expenses
Operating	349	200	639	598
Cost/(recovery) of vacation ownership interests	41	(17)	62	(48)
Consumer financing interest	20	25	44	50
General and administrative	112	85	218	195
Marketing	92	32	161	163
Depreciation and amortization	31	31	63	62
COVID-19 related costs	1	45	2	67
Asset impairments	—	33	—	44
Restructuring	—	23	(1)	25
Total expenses	646	457	1,188	1,156
Operating income/(loss)	151	(114)	237	(255)
Other (income), net	—	(5)	(1)	(7)
Interest expense	47	46	100	87
Interest (income)	(1)	(2)	(1)	(4)
Income/(loss) before income taxes	105	(153)	139	(331)
Provision/(benefit) for income taxes	31	11	37	(33)
Net income/(loss) from continuing operations	74	(164)	102	(298)
Loss on disposal of discontinued business, net of income taxes	(2)	—	(2)	—
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)	$100	$(298)

Basic earnings/(loss) per share
Continuing operations	$0.85	$(1.92)	$1.18	$(3.46)
Discontinued operations	(0.02)	—	(0.02)	—
	$0.83	$(1.92)	$1.16	$(3.46)
Diluted earnings/(loss) per share
Continuing operations	$0.84	$(1.92)	$1.17	$(3.46)
Discontinued operations	(0.02)	—	(0.02)	—
	$0.82	$(1.92)	$1.15	$(3.46)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)	$100	$(298)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax	2	40	(11)	(25)
Other comprehensive income/(loss), net of tax	2	40	(11)	(25)
Comprehensive income/(loss)	$74	$(124)	$89	$(323)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$328	$1,196
Restricted cash (VIE - $83 as of 2021 and $92 as of 2020)	118	121
Trade receivables, net	110	115
Vacation ownership contract receivables, net (VIE - $2,158 as of 2021 and $2,458 as of 2020)	2,319	2,482
Inventory	1,339	1,347
Prepaid expenses	204	204
Property and equipment, net	645	666
Goodwill	965	964
Other intangibles, net	224	131
Other assets	387	387
Total assets	$6,639	$7,613
Liabilities and (deficit)
Accounts payable	$56	$62
Accrued expenses and other liabilities	971	929
Deferred income	419	447
Non-recourse vacation ownership debt (VIE)	2,018	2,234
Debt	3,385	4,184
Deferred income taxes	708	725
Total liabilities	7,557	8,581
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,178,671 issued as of 2021 and 221,755,960 as of 2020	2	2
Treasury stock, at cost – 135,824,676 shares as of 2021 and 2020	(6,508)	(6,508)
Additional paid-in capital	4,171	4,157
Retained earnings	1,437	1,390
Accumulated other comprehensive loss	(27)	(16)
Total stockholders’ (deficit)	(925)	(975)
Noncontrolling interest	7	7
Total (deficit)	(918)	(968)
Total liabilities and (deficit)	$6,639	$7,613

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income/(loss)	$100	$(298)
Loss on disposal of discontinued business, net of income taxes	2	—
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	63	62
Provision for loan losses	71	345
Deferred income taxes	(19)	(83)
Stock-based compensation	16	8
Asset impairments	—	44
Non-cash lease expense	8	14
Non-cash interest	12	11
Other, net	3	(4)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	11
Vacation ownership contract receivables	90	154
Inventory	(40)	(87)
Deferred income	(34)	(6)
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	14	(41)
Net cash provided by operating activities	290	130
Investing activities
Property and equipment additions	(25)	(39)
Acquisitions	(37)	—
Other, net	—	3
Net cash used in investing activities	(62)	(36)
Financing activities
Proceeds from non-recourse vacation ownership debt	709	836
Principal payments on non-recourse vacation ownership debt	(922)	(869)
Proceeds from debt	10	1,065
Principal payments on debt	(560)	(169)
Repayment of notes	(252)	(42)
Repayments of vacation ownership inventory arrangement	—	(5)
Payment of deferred acquisition consideration	(20)	—
Dividends to shareholders	(53)	(86)
Proceeds from issuance of common stock	7	4
Repurchase of common stock	—	(128)
Debt issuance/modification costs	(8)	(5)
Net share settlement of incentive equity awards	(9)	(2)
Other, net	—	(1)
Net cash (used in)/provided by financing activities	(1,098)	598
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(8)
Net change in cash, cash equivalents and restricted cash	(871)	684
Cash, cash equivalents and restricted cash, beginning of period	1,317	502
Cash, cash equivalents and restricted cash, end of period	446	1,186
Less: Restricted cash	118	134
Cash and cash equivalents	$328	$1,052

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	86	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	—	—	—	3	—	—	—	3
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86	2	(6,508)	4,160	1,392	(29)	7	(976)
Net income	—	—	—	—	72	—	—	72
Other comprehensive income	—	—	—	—	—	2	—	2
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	3	—	—	—	3
Change in stock-based compensation	—	—	—	9	—	—	—	9
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2021	86	$2	$(6,508)	$4,171	$1,437	$(27)	$7	$(918)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(134)	—	—	(134)
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Change in stock-based compensation	—	—	—	1	—	—	—	1
Repurchase of common stock	(3)	—	(125)	—	—	—	—	(125)
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of March 31, 2020	85	2	(6,508)	4,119	1,607	(117)	6	(891)
Net loss	—	—	—	—	(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	40	—	40
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	4	—	—	—	4
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.50 per share)	—	—	—	—	(44)	—	—	(44)
Balance as of June 30, 2020	85	$2	$(6,508)	$4,128	$1,399	$(77)	$6	$(1,050)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)
1.    Background and Basis of Presentation
Background
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation. The aggregate purchase price was $100 million, of which $35 million was paid at closing with an additional $20 million paid during the second quarter of 2021. The remaining payments are to be completed by June 2024. In connection with this acquisition, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co. and its ticker symbol to TNL on February 17, 2021.

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

Impact of COVID-19
The results of operations for the three and six months ended June 30, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. In the Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations. As a result, the Company significantly reduced its workforce and furloughed thousands of associates in the second quarter of 2020. As of June 30, 2021, the Company has reopened 96% of its resorts and 95% of the sales offices it expects to reopen. The Company estimates that the remaining suspended resorts and sales offices that it intends to reopen will resume operations in 2021. As a result of these reopenings the majority of the Company’s furloughed employees have returned to work.

As a precautionary measure to enhance liquidity, in the first quarter of 2020 the Company drew down its $1.0 billion revolving credit facility and suspended its share repurchase activity, and in the third quarter of 2020 amended its revolving credit facility and term loan B, which provides flexibility during the relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company. The Company has since repaid its $1.0 billion revolving credit facility. See Note 10—Debt for additional details.

Given these significant events, the Company’s revenues were negatively impacted and while revenues have begun to recover, not all product and service lines have yet reached pre-pandemic levels. The Company reversed $15 million of COVID-19 charges primarily related to the COVID-19 related allowance for loan losses on vacation ownership contract receivables during the three and six months ended June 30, 2021, compared to $106 million and $346 million of charges incurred for the same periods last year. The $15 million of net reversals was primarily due to a $26 million reduction in the COVID-19 related loan loss provision recorded in the prior year. This provision was released as the Company is experiencing improvements in net new defaults. In connection with this provision release the Company also recorded $10 million of cost of vacation ownership interests representing the associated reduction in estimated recoveries. Refer to Note 20—COVID-19 Related Items for additional details.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q include the accounts and transactions of Travel + Leisure, as well as the entities in which Travel + Leisure directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. In addition, prior period segment results have been restated to reflect the aforementioned reclassification of the Extra Holidays business into the Travel and Membership segment.

The Company presents an unclassified balance sheet which conforms to that of the Company’s peers and industry practice.

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2021.

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, amended in January 2021, which provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR based benchmark is expected to begin January 1, 2022 and to be completed when U.S. Dollar (“USD”) LIBOR rates are phased out by June 30, 2023. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition. On October 27, 2020, the Company closed on the renewal of its USD bank conduit facility and adopted appropriate LIBOR disclosures for asset-backed securities (“ABS”) financing structures as part of the renewal. The Company intends to adopt such language, as appropriate, in its other relevant agreements prior to the end of 2021.

Recently Adopted Accounting Pronouncements
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance to simplify the accounting for income taxes and clarify the financial statement presentation for tax benefits related to tax deductible dividends. This guidance became effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020 (a)	2021	2020 (a)
Management fee revenues	$91	$73	$179	$166
Reimbursable revenues	70	49	139	126
Property management revenues	$161	$122	$318	$292

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Vacation Ownership segment to Travel and Membership.

One of the associations that the Company manages paid its Travel and Membership segment $7 million and $6 million for exchange services during the three months ended June 30, 2021 and 2020, and $14 million and $13 million during six months ended June 30, 2021 and 2020.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of June 30, 2021 and December 31, 2020, were as follows (in millions):

	June 30, 2021	December 31, 2020
Deferred subscription revenue	$178	$176
Deferred VOI trial package revenue	101	115
Deferred exchange-related revenue (a)	63	59
Deferred VOI incentive revenue	61	74
Deferred co-branded credit card programs revenue	13	16
Deferred other revenue	3	8
Total	$419	$448

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

Changes in contract liabilities for the six months ended June 30, 2021 and 2020, follow (in millions):

	2021	2020
Beginning balance	$448	$539
Additions	145	145
Revenue recognized	(174)	(149)
Ending balance	$419	$535

Capitalized Contract Costs
The Company’s Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of June 30, 2021 and December 31, 2020, these capitalized costs were $34 million and $41 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2021 and December 31, 2020, these capitalized costs were $17 million and $16 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2021 - 6/30/2022	7/1/2022 - 6/30/2023	7/1/2023 - 6/30/2024	Thereafter	Total
Subscription revenue	$106	$37	$18	$17	$178
VOI trial package revenue	101	—	—	—	101
Exchange-related revenue	59	3	1	—	63
VOI incentive revenue	61	—	—	—	61
Co-branded credit card programs revenue	3	3	3	4	13
Other revenue	3	—	—	—	3
Total	$333	$43	$22	$21	$419

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions)(a):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Vacation Ownership
Vacation ownership interest sales (b)	$294	$(13)	$466	$77
Property management fees and reimbursable revenues	161	122	318	292
Consumer financing	102	119	201	246
Fee-for-Service commissions	29	—	41	3
Ancillary revenues	13	10	22	23
Total Vacation Ownership	599	238	1,048	641

Travel and Membership
Transaction revenues	153	44	285	140
Subscription revenues	43	33	84	77
Ancillary revenues	8	29	18	48
Total Travel and Membership	204	106	387	265

Corporate and other
Eliminations	(6)	(1)	(10)	(5)
Total Corporate and other	(6)	(1)	(10)	(5)

Net revenues	$797	$343	$1,425	$901

(a)This table reflects the reclassification of Extra Holidays from the Vacation Ownership segment into the Travel and Membership segment for all periods presented. Extra Holidays revenue is included within Transaction revenues.
(b)The Company recorded a COVID-19 related provision for loan losses of $225 million in the first quarter of 2020, due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss) during the six months ended June 30, 2020. During the second quarter of 2021, the Company analyzed the adequacy of this COVID-19 related provision consistent with past methodology, resulting in a $26 million reversal which is reflected as an increase in Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss) during the three and six months ended June 30, 2021.

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Travel + Leisure shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income/(loss) from continuing operations attributable to Travel + Leisure shareholders	$74	$(164)	$102	$(298)
Loss on disposal of discontinued business attributable to Travel + Leisure shareholders, net of income taxes	(2)	—	(2)	—
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)	$100	$(298)

Basic earnings/(loss) per share (a)
Continuing operations	$0.85	$(1.92)	$1.18	$(3.46)
Discontinued operations	(0.02)	—	(0.02)	—
	$0.83	$(1.92)	$1.16	$(3.46)
Diluted earnings/(loss) per share (a)
Continuing operations	$0.84	$(1.92)	$1.17	$(3.46)
Discontinued operations	(0.02)	—	(0.02)	—
	$0.82	$(1.92)	$1.15	$(3.46)

Basic weighted average shares outstanding	86.5	85.4	86.4	86.1
RSUs,(b) PSUs (c) and NQs (d)	0.9	—	0.7	—
Diluted weighted average shares outstanding (e)	87.4	85.4	87.1	86.1

Dividends:
Aggregate dividends paid to shareholders	$27	$43	$53	$86

(a)Earnings/(loss) per share amounts are calculated using whole numbers.
(b)Excludes 1.6 million and 1.4 million of anti-dilutive restricted stock units (“RSUs”) for the three and six months ended June 30, 2020, of which 0.4 million and 0.3 million would have been dilutive had the Company not been in a net loss position during these periods. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.4 million for both the three and six months ended June 30, 2021, as the Company had not met the required performance metrics. Excludes 0.3 million PSUs for both the three and six months ended June 30, 2020, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.4 million of outstanding non-qualified stock option (“NQs”) awards that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2021. Excludes 2.4 million and 2.0 million of outstanding awards that would have been anti-dilutive to EPS for the three and six months ended June 30, 2020. These outstanding stock option awards could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares	Cost
As of December 31, 2020	111.3	$5,727
Repurchases	—	—
As of June 30, 2021	111.3	$5,727
Proceeds received from stock option exercises increase the repurchase capacity under the program. Cash proceeds received from stock option exercises during the six months ended June 30, 2021 were $4 million. As of June 30, 2021, the Company had $354 million of remaining availability under its program. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company amended the credit agreement for its revolving credit facility and term loan B. Among other changes, the amendment places the Company into a relief period from July 15, 2020 through April 1, 2022 (“Relief Period”) that prohibits the use of cash for share repurchases until such time as the Company chooses to exercise its option to exit the Relief Period. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, of which the Company paid $35 million at closing and an additional $20 million during the second quarter of 2021. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset.

6.    Discontinued Operations
During 2018, the Company completed the spin-off of its hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Condensed Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. The Company recognized a Loss on disposal of discontinued business, net of income taxes of $2 million during the three and six months ended June 30, 2021.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	June 30, 2021	December 31, 2020
Vacation ownership contract receivables:
Securitized (a)	$2,158	$2,458
Non-securitized (b)	734	717
Vacation ownership contract receivables, gross	2,892	3,175
Less: Allowance for loan losses	573	693
Vacation ownership contract receivables, net	$2,319	$2,482

(a)Excludes $17 million and $23 million of accrued interest on securitized VOCRs as of June 30, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $6 million and $9 million of accrued interest on non-securitized VOCRs as of June 30, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2021, the Company’s securitized VOCRs generated interest income of $77 million and $156 million. During the three and six months ended June 30, 2020, the Company’s securitized VOCRs generated interest income of $105 million and $211 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss).

During the six months ended June 30, 2021 and 2020, the Company originated VOCRs of $299 million and $233 million, and received principal collections of $389 million and $387 million. The weighted average interest rate on outstanding VOCRs was 14.5% and 14.4% as of June 30, 2021 and December 31, 2020.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2020	$693
Provision for loan losses, net	71
Contract receivables write-offs, net	(191)
Allowance for loan losses as of June 30, 2021	$573

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses, net	345
Contract receivables write-offs, net	(246)
Allowance for loan losses as of June 30, 2020	$846

Due to the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). During the second quarter of 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in a $26 million increase to Vacation ownership interest sales and a corresponding $10 million increase to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss).

Estimating the amount of the COVID-19 related allowance involves the use of significant estimates and assumptions. Management based its estimates upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. Specifically, historical data indicated that net new defaults did not return to prior levels until 15-20 months after the peak in unemployment. As of June 30, 2021, given the significant amount of government assistance provided to consumers during the pandemic, the Company estimated default rates would remain elevated for the next six to nine months as these programs expire. The Company will continue to monitor this reserve as more information becomes available.

The Company recorded net provisions for loan losses of $33 million and $71 million as a reduction of net revenues during the three and six months ended June 30, 2021, and $30 million and $345 million for the three and six months ended June 30, 2020, inclusive of the aforementioned COVID-19 related adjustments.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,624	$764	$129	$80	$197	$2,794
31 - 60 days	15	16	10	2	1	44
61 - 90 days	8	10	7	1	1	27
91 - 120 days	8	10	7	1	1	27
Total (a)	$1,655	$800	$153	$84	$200	$2,892

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,706	$835	$160	$96	$221	$3,018
31 - 60 days	20	25	13	4	2	64
61 - 90 days	13	18	12	3	1	47
91 - 120 days	12	16	14	3	1	46
Total (a)	$1,751	$894	$199	$106	$225	$3,175

(a)Includes contracts under temporary deferment (up to 180 days). As of June 30, 2021 and December 31, 2020, contracts under deferment total $12 million and $37 million.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$262	$86	$1	$6	$29	$384
2020	295	147	22	7	49	520
2019	386	204	49	22	43	704
2018	285	147	34	16	30	512
2017	188	92	21	13	18	332
Prior	239	124	26	20	31	440
Total	$1,655	$800	$153	$84	$200	$2,892

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$424	$173	$11	$17	$55	$680
2019	476	269	67	27	70	909
2018	339	183	50	21	36	629
2017	220	115	31	16	22	404
2016	128	63	16	10	16	233
Prior	164	91	24	15	26	320
Total	$1,751	$894	$199	$106	$225	$3,175

8.    Inventory
Inventory consisted of (in millions):

	June 30, 2021	December 31, 2020
Completed VOI inventory	$1,085	$1,049
Estimated VOI recoveries, net	206	246
VOI construction in process	31	30
Inventory sold subject to repurchase	13	13
Vacation exchange credits and other	3	8
Land held for VOI development	1	1
Total inventory	$1,339	$1,347

The Company had net transfers of VOI inventory to property and equipment of $11 million and $13 million during the six months ended June 30, 2021 and 2020.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded $48 million of reductions to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. These write-offs were included within Operating expenses on the Condensed Consolidated Statements of Income/(Loss), $38 million of which is included in the results for the six months ended June 30, 2020. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2021 and beyond.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2020	$13	$31	$22	$17	$83
Purchases	2	25	1	39	67
Payments	(2)	(56)	(5)	(46)	(109)
June 30, 2021	$13	$—	$18	$10	$41

December 31, 2019	$43	$—	$—	$6	$49
Purchases	15	—	—	70	85
Payments	(19)	—	—	(65)	(84)
June 30, 2020	$39	$—	$—	$11	$50

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $65 million as of June 30, 2021.

9.    Property and Equipment
Property and equipment, net, consisted of (in millions):

	June 30, 2021	December 31, 2020
Land	$31	$30
Building and leasehold improvements	596	591
Furniture, fixtures and equipment	208	207
Capitalized software	707	694
Finance leases	15	14
Construction in progress	19	12
Total property and equipment	1,576	1,548
Less: Accumulated depreciation and amortization	931	882
Property and equipment, net	$645	$666

10.    Debt
The Company’s indebtedness consisted of (in millions):

	June 30, 2021	December 31, 2020
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,719	$1,893
USD bank conduit facility (due October 2022) (c)	154	168
AUD/NZD bank conduit facility (due April 2023) (d)	145	173
Total	$2,018	$2,234

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$—	$547
$300 million secured term loan B (due May 2025) (g)	290	291
$250 million 5.625% secured notes (due March 2021)	—	250
$650 million 4.25% secured notes (due March 2022) (h)	650	650
$400 million 3.90% secured notes (due March 2023) (i)	402	402
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (j)	344	344
$650 million 6.625% secured notes (due July 2026)	642	641
$400 million 6.00% secured notes (due April 2027) (k)	407	408
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	6	7
Total	$3,385	$4,184

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.26 billion and $2.57 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2021 and December 31, 2020.
(b)The carrying amounts of the term notes are net of deferred financing costs of $19 million and $21 million as of June 30, 2021 and December 31, 2020.
(c)The Company has a borrowing capacity of $800 million under the USD bank conduit facility through October 2022. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than November 2023.
(d)The Company has a borrowing capacity of 250 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through April 2023. Borrowings under this facility are required to be repaid no later than April 2025.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $14 million and $16 million as of June 30, 2021 and December 31, 2020, and net of unamortized debt financing costs of $7 million as of June 30, 2021 and December 31, 2020.
(f)The weighted average effective interest rate on borrowings from this facility were 3.19% and 3.02% as of June 30, 2021 and December 31, 2020. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. As of June 30, 2021, these borrowings have been repaid.
(g)The weighted average effective interest rate on borrowings from this facility was 2.39% and 2.93% as of June 30, 2021 and December 31, 2020.
(h)Includes less than $1 million of unamortized gains from the settlement of a derivative as of June 30, 2021 and December 31, 2020.

(i)Includes $2 million and $3 million of unamortized gains from the settlement of a derivative as of June 30, 2021 and December 31, 2020.
(j)Includes $4 million and $5 million of unamortized losses from the settlement of a derivative as of June 30, 2021 and December 31, 2020.
(k)Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of June 30, 2021 and December 31, 2020.

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

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2021, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$274	$655	$929
Between 1 and 2 years	372	407	779
Between 2 and 3 years	207	303	510
Between 3 and 4 years	207	281	488
Between 4 and 5 years	227	344	571
Thereafter	731	1,395	2,126
	$2,018	$3,385	$5,403

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of June 30, 2021, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,025	$1,000
Less: Outstanding borrowings	299	—
Less: Letters of credit	—	66
Available capacity	$726	$934

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

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement governing its revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment establishes a Relief Period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020 and will end on

April 1, 2022, or upon earlier termination by the Company of the Relief Period, subject to certain conditions. The Credit Agreement Amendment increased the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. The maximum first lien leverage ratio for the test period ending June 30, 2021 was 7.5 to 1.0. The maximum first lien leverage ratio will decrease 0.75 each quarter beginning in the third quarter of 2021 through the end of the Relief Period.

Beginning in the first quarter of 2021, and extending through the third quarter of 2021, the Credit Agreement Amendment provides that consolidated EBITDA (as defined in the credit agreement), for the purposes of the first lien leverage ratio, will be measured based on the greater of either a trailing 12-months preceding the measurement date basis or an annualized basis. Thereafter, consolidated EBITDA will be measured on a trailing 12-months basis, and following the Relief Period, the Credit Agreement Amendment reestablishes the leverage-based financial covenant of 4.25 to 1.0 which was in existence prior to the effective date of the Credit Agreement Amendment. In addition, the Credit Agreement Amendment, among other things, increased the interest rate applicable to borrowings under the Company’s secured revolving credit facility utilizing a tiered pricing grid based on the Company’s first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter; and requires the Company to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.0 to 1.0, which shall increase to 2.5 to 1.0 after the Relief Period, the level existing prior to the effective date of the Credit Agreement Amendment. Finally, the Credit Agreement Amendment amends the definition of “Material Adverse Effect” in the credit agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period. The Relief Period includes certain restrictions on the use of cash including the prohibition of share repurchases until such time as the Company is able to and chooses to exercise its option to exit the amendment. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment. The Company has the option to terminate the Relief Period at any time it can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio, subject to certain conditions.

As of June 30, 2021, the Company’s interest coverage ratio was 3.1 to 1.0 and the first lien leverage ratio was 4.7 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2021, the Company was in compliance with the financial covenants described above. Under the Credit Agreement Amendment, when the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings increases, and the Company is subject to higher fees associated with its letters of credit based on a tiered pricing grid. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, the Company is now subject to higher fees associated with letters of credit and the interest rate on the revolver borrowings increased 25 basis points effective March 2, 2021. This interest rate and fees associated with letters of credit are subject to future changes based on the Company’s first lien leverage ratio which could serve to further increase the rate up to an additional 25 basis points if this ratio were to exceed 5.75 to 1.0, or reduce this rate if this ratio were to decrease to 4.25 to 1.0 or below.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2021, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $47 million and $100 million during the three and six months ended June 30, 2021. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million of capitalized interest during both the three and six months ended June 30, 2021. Cash paid related to such interest was $105 million during the six months ended June 30, 2021.

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

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $20 million and $44 million during the three and six months ended June 30, 2021, and $25 million and $50 million during the three and six months ended June 30, 2020, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income/(Loss). Cash paid related to such interest was $31 million and $37 million for the six months ended June 30, 2021 and 2020.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2021	December 31, 2020
Securitized contract receivables, gross (a)	$2,158	$2,458
Securitized restricted cash (b)	83	92
Interest receivables on securitized contract receivables (c)	17	23
Other assets (d)	5	5
Total SPE assets	2,263	2,578
Non-recourse term notes (e) (f)	1,719	1,893
Non-recourse conduit facilities (e)	299	341
Other liabilities (g)	9	2
Total SPE liabilities	2,027	2,236
SPE assets in excess of SPE liabilities	$236	$342

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
(f)Includes deferred financing costs of $19 million and $21 million as of June 30, 2021 and December 31, 2020, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $734 million and $717 million as of June 30, 2021 and December 31, 2020. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2021	December 31, 2020
SPE assets in excess of SPE liabilities	$236	$342
Non-securitized contract receivables	734	717
Less: Allowance for loan losses	573	693
Total, net	$397	$366

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

As of June 30, 2021, the Company had foreign exchange contracts which resulted in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of June 30, 2021 and 2020.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,319	$2,811	$2,482	$3,035
Liabilities
Debt (Level 2)	$5,403	$5,691	$6,418	$6,705

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2021 and 2020, the Company had no fair value interest rate hedges.
Losses on derivatives recognized in AOCL for the three and six months ended June 30, 2021 and 2020, were not material.

14.    Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2011.

The Company’s effective tax rate was 29.5% and (7.2)% for the three months ended June 30, 2021 and 2020; and 26.6% and 10.0% for the six months ended June 30, 2021 and 2020. The effective tax rate was significantly impacted during the three and six months ended June 30, 2020, due to COVID-19, which led to a mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions that significantly reduced our overall effective tax rate in 2020. In addition, the effective tax rate for the three months ended June 30, 2021, increased due to additions to certain unrecognized tax benefits and remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

The Company made income tax payments, net of tax refunds, of $65 million and $5 million during the six months ended June 30, 2021 and 2020.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. Due to various factors including negative impacts of COVID-19, the Company had net increases in its valuation allowances related to foreign tax credits and other deferred assets of $1 million and $2 million during the six months ended June 30, 2021 and 2020.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law, which is the latest stimulus package to provide COVID-19 relief. ARPA includes an extension of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act Employee Retention Tax Credit until December 31, 2021. The Company recorded $1 million of additional employee retention tax credits during the six months ended June 30, 2021. In addition to the expansion of the employee retention credit (among other provisions), ARPA includes several revenue-raising and business tax provisions. One such provision that will impact the Company is the expansion of the limitation of compensation deductions above $1 million for certain covered employees of publicly held corporations. Effective for taxable years after December 31, 2026, ARPA expands the limitation to cover the next five highest compensated employees.
On March 27, 2020, the CARES Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company recorded $21 million of employee retention tax credits for the three months ended June 30, 2020, including credits from similar programs outside the U.S. The Company has deferred certain social security payments and had additional depreciation deductions relating to qualified improvement property.

While the Company continues to review and consider any available benefits under the CARES Act, ARPA, or similar legislation that may be enacted in response to COVID-19 for which it qualifies, the Company cannot predict the manner in which such benefits will be allocated or administered and cannot assure that it will be able to receive such benefits in a timely manner.

15.    Leases
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

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$6	$9	$11	$17

Short-term lease cost	$3	$2	$6	$7

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$2	$1
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$1	$2	$1

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$86	$92
Operating lease liabilities	Accrued expenses and other liabilities	$147	$157

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$7	$8
Finance lease liabilities	Debt	$6	$7

Weighted average remaining lease term:
Operating leases		6.7 years	7.1 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.8%	5.9%
Finance leases		5.0%	5.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	2	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$8
Finance leases	1	5

The table below presents maturities of lease liabilities as of June 30, 2021 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2021	$17	$1
2022	31	3
2023	30	2
2024	28	1
2025	24	—
Thereafter	49	—
Total minimum lease payments	179	7
Less: Amount of lease payments representing interest	(32)	(1)
Present value of future minimum lease payments	$147	$6

Due to the impact of COVID-19 during the second quarter of 2020, the Company decided to abandon the remaining portion of its administrative offices in New Jersey. The Company was also notified that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment for both the three and six months ended June 30, 2020.

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $16 million and $13 million as of June 30, 2021 and December 31, 2020. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $36 million in excess of recorded accruals. Such reserves and potential exposure are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the

Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 23—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available. As of June 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount of $1 million.

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

For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 23—Transactions with Former Parent and Former Subsidiaries.

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$—	$(114)
Other comprehensive loss	(11)	—	—	(11)
Balance, June 30, 2021	$(124)	$(1)	$—	$(125)

Tax
Balance, December 31, 2020	$97	$1	$—	$98
Other comprehensive loss	—	—	—	—
Balance, June 30, 2021	$97	$1	$—	$98

Net of Tax
Balance, December 31, 2020	$(16)	$—	$—	$(16)
Other comprehensive loss	(11)	—	—	(11)
Balance, June 30, 2021	$(27)	$—	$—	$(27)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(25)	—	—	(25)
Balance, June 30, 2020	$(173)	$(1)	$1	$(173)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive loss	—	—	—	—
Balance, June 30, 2020	$95	$1	$—	$96

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(25)	—	—	(25)
Balance, June 30, 2020	$(78)	$—	$1	$(77)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, Stock-settled appreciation rights (“SSARs”), NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2021, 11.3 million shares remain available.

Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2021, the Company granted incentive equity awards to key employees and senior officers totaling $33 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options. Of these awards, the NQs and RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the six months ended June 30, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the six months ended June 30, 2021, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2020	Granted	Vested/Exercised	Forfeitures(a)	Balance, June 30, 2021
RSUs
Number of RSUs	1.6	0.5	(0.4)	—	1.7	(b)
Weighted average grant price	$38.22	$59.03	$44.73	$—	$47.71

PSUs
Number of PSUs	0.3	0.1	—	—	0.4	(c)
Weighted average grant price	$42.57	$59.00	$—	$—	$48.18

SSARs
Number of SSARs	0.2	—	(0.2)	—	—	(d)
Weighted average grant price	$34.51	$—	$34.51	$—	$—

NQs (f)
Number of NQs	2.3	0.1	(0.1)	—	2.3	(e)
Weighted average grant price	$44.15	$59.00	$44.50	$—	$45.32

(a)The Company recognizes forfeitures as they occur.
(b)Aggregate unrecognized compensation expense related to RSUs was $64 million as of June 30, 2021, which is expected to be recognized over a weighted average period of 2.8 years.
(c)There was no unrecognized compensation expense related to PSUs as these awards were not probable of vesting as of June 30, 2021. The maximum amount of compensation expense associated with these awards would be $8 million which would be recognized over a weighted average period of 2.5 years.
(d)As of June 30, 2021, all SSARs had been exercised and thus there was no unrecognized compensation expense.
(e)There were 0.9 million NQs which were exercisable as of June 30, 2021. These exercisable NQs will expire over a weighted average period of 7.4 years and carry a weighted average grant date fair value of $8.39. Unrecognized compensation expense for NQs was $10 million as of June 30, 2021, which is expected to be recognized over a weighted average period of 2.6 years.
(f)Upon exercise of NQs, the Company issues new shares to participants.

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

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $9 million and $16 million during the three and six months ended June 30, 2021, and $7 million and $8 million during the three and six months ended June 30, 2020, related to incentive equity awards granted to key employees, senior officers, and non-employee directors.

The Company paid $9 million and $2 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2021 and 2020.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to grants under this plan during the six months ended June 30, 2021 and 2020.

19.    Segment Information
The Company has two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its reportable segments to better align with how the segments are managed. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. With the formation of Travel + Leisure Group the Company decided that the operations of its Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below represent the Company’s operating segments for which discrete financial information is available and which are utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2021	2020	2021	2020
Vacation Ownership	$599	$238	$1,048	$641
Travel and Membership	204	106	387	265
Total reportable segments	803	344	1,435	906
Corporate and other (a)	(6)	(1)	(10)	(5)
Total Company	$797	$343	$1,425	$901

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net income/(loss) to Adjusted EBITDA	2021	2020	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)	$100	$(298)
Loss on disposal of discontinued business, net of income taxes	2	—	2	—
Provision/(benefit) for income taxes	31	11	37	(33)
Depreciation and amortization	31	31	63	62
Interest expense	47	46	100	87
Interest (income)	(1)	(2)	(1)	(4)
Stock-based compensation	9	6	16	7
Legacy items	1	1	4	2
COVID-19 related costs (b)	1	26	2	38
Asset impairments (c)	—	38	—	48
Restructuring	—	23	(1)	25
Exchange inventory write-off	—	—	—	38
Adjusted EBITDA	$193	$16	$322	$(28)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2021	2020	2021	2020
Vacation Ownership	$133	$(12)	$200	$(87)
Travel and Membership	75	35	150	79
Total reportable segments	208	23	350	(8)
Corporate and other (a)	(15)	(7)	(28)	(20)
Total Company	$193	$16	$322	$(28)

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
(c)Includes $5 million of bad debt expense related to a note receivable for the three and six months ended June 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss).

Segment Assets (a)	June 30, 2021	December 31, 2020
Vacation Ownership	$4,782	$5,000
Travel and Membership	1,472	1,372
Total reportable segments	6,254	6,372
Corporate and other	385	1,241
Total Company	$6,639	$7,613

(a)Excludes investment in consolidated subsidiaries.

20.    COVID-19 Related Items
During the three months ended June 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(26)	$—	$—	$(26)	Vacation ownership interest sales
Recoveries	10	—	—	10	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	1	—	—	1	COVID-19 related costs
Total COVID-19	$(15)	$—	$—	$(15)

During the six months ended June 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(26)	$—	$—	$(26)	Vacation ownership interest sales
Recoveries	10	—	—	10	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	1	—	1	2	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(16)	$—	$1	$(15)

During the three months ended June 30, 2020, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$32	$5	$8	$45	COVID-19 related costs
Asset impairments	8	30	—	38	Asset impairments/ Operating expenses
Lease related	1	22	—	23	Restructuring
Total COVID-19	$41	$57	$8	$106

During the six months ended June 30, 2020, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	51	5	11	67	COVID-19 related costs
Asset impairments	14	34	—	48	Asset impairments/ Operating expenses
Exchange inventory write-off	—	38	—	38	Operating expenses
Lease related	1	22	—	23	Restructuring
Total COVID-19	$236	$99	$11	$346

Allowance for loan losses - Due to the closure of resorts and sales centers and the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net negative impact of this COVID-19 related allowance on Adjusted EBITDA was $170 million for the six months ended June 30, 2020.

During the second quarter of 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in a $26 million increase to Vacation ownership interest sales and a corresponding $10 million increase to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net positive impact of this allowance release on Adjusted EBITDA was $16 million for the six months ended June 30, 2021. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 7—Vacation Ownership Contract Receivables for additional details.

Employee compensation related and other - During the three and six months ended June 30, 2020, these costs included $39 million and $59 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees; and $6 million and $8 million of expenses during the three and six months ended June 30, 2020 related to renegotiating or exiting certain agreements and other professional fees; partially offset by $21 million of employee retention credits earned in connection with government programs, primarily the CARES Act.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	June 30, 2021
COVID-19 employee-related	$6	$—	$(5)	$1
	$6	$—	$(5)	$1

Asset impairments - During the three and six months ended June 30, 2020, the Company incurred $38 million and $48 million of COVID-19 related impairments. These impairments include $33 million and $44 million recorded within Asset impairments on the Condensed Consolidated Statements of Income/(Loss) during each period as discussed in Note 21—Impairments, and $5 million included in Operating expenses during the second quarter of 2020.

Exchange inventory write-off - During the six months ended June 30, 2020, the Company wrote-off $38 million of exchange inventory, which is included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) as discussed in Note 8—Inventory.

Lease related - The Company also recognized $23 million of restructuring charges during the second quarter of 2020. This was driven by $22 million related to the New Jersey lease discussed in Note 22—Restructuring.

21.    Impairments
During the three and six months ended June 30, 2020, the Company recorded $33 million and $44 million of asset impairments, all of which were COVID-19 related. In the first quarter of 2020, there were $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land and $4 million at the Travel and Membership segment related to the Love Home Swap trade name. In the second quarter of 2020, the Company recorded a $24 million impairment at the Travel and Membership segment related to the New Jersey lease discussed in Note 22—Restructuring and the associated furniture, fixtures and equipment, a $6 million impairment for equity investments held at the Travel and Membership segment, and a $3 million impairment at the Vacation Ownership segment related to lease assets and furniture, fixtures and equipment. These impairments are included within the Asset impairments on the Condensed Consolidated Statements of Income/(Loss).

There were no impairment charges for the three and six months ended June 30, 2021.

22.    Restructuring
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

The Company implemented other restructuring plans prior to 2020. The remaining liability of less than $1 million as of June 30, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of						Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		June 30, 2021
Personnel-related	$1	$—		$(1)	$—		$—
Facility-related	23	—		—	—		23
Marketing-related	2	(1)	(a)	—	3	(b)	4
	$26	$(1)		$(1)	$3		$27

(a)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(b)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.

23.    Transactions with Former Parent and Former Subsidiaries
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

As of June 30, 2021, the Cendant separation and related liabilities of $13 million are comprised of $12 million for tax related liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2020, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

Travel + Leisure entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. For both the three and six months ended June 30, 2020, transition service agreement expenses were less than $1 million and included within General and administrative expense on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2021. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at June 30, 2021. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to an approximate $81 million on a perpetual basis. These guarantees totaled $39 million at June 30, 2021. Travel + Leisure is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s Investors Services, Inc. (“Moody’s”) and BB+ for Standard & Poor’s Rating Services (“S&P”) on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Travel + Leisure and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during 2020, the Company posted a £58 million surety bond and a £36 million letter of credit ($80 million and $49 million as of June 30, 2021) which will be maintained until such time that either companies’ S&P and Moody’s credit rating improves to BB+/Ba1.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure is responsible related to the sale of the European vacation rentals business at June 30, 2021, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million which could serve to reduce the net consideration received from the sale of the European vacation rentals business. The Company finds no basis for such adjustments. In the third quarter of 2020, Awaze filed a claim in the English court. The Company filed its defense on September 25, 2020, in which it denied that any sum was due.

Travel + Leisure entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During both the three and six months ended June 30, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC (“Vacasa”) against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2021.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the six months ended June 30, 2021, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During both the three and six months ended June 30, 2020, transition service agreement expenses were $1 million and transition service agreement income was $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in February 2021.

24.    Related Party Transactions
In March 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. On July 8, 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended increasing the purchase to $47 million.

The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses as of June 30, 2020 and did not sublet the aircraft during the six months ended June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainty with respect to our ability to realize the benefits of the Travel + Leisure acquisition; the scope and duration of the novel coronavirus global pandemic (“COVID-19”), any resurgences and the pace of recovery; the timing of the widespread distribution of an effective vaccine or treatment for COVID-19; the potential impact of governmental, business and individuals’ actions in response to the COVID-19 pandemic and our related contingency plans, including reductions in investment in our business, vacation ownership interest sales and tour flow, and consumer demand and liquidity; our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all; our ability and the ability of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) to maintain credit ratings; general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the leisure travel industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Vacation Ownership and Travel and Membership segments; uncertainties related to strategic transactions, including the spin-off of our hotels business, Wyndham Hotels, and any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation (“Meredith”) for $100 million, of which we paid $35 million at closing and an additional $20 million during the second quarter of 2021. The remaining payments are to be completed by June 2024. This acquisition included Travel + Leisure’s travel clubs and their nearly 60,000 members. The transaction created a strategic alliance between Travel + Leisure Co. and Meredith, with Meredith continuing to operate and monetize Travel + Leisure’s multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the New York Stock Exchange under the new ticker symbol TNL.

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

Impact of COVID-19 on Our Business
The results of operations for the three and six months ended June 30, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our company, our customers, and our employees.

Our response to COVID-19 initially focused on the health and safety of our owners, members, guests, and employees when we closed the majority of our resorts and sales centers in early 2020. As a result, we significantly reduced our workforce and furloughed thousands of employees. As of June 30, 2021, we had reopened 96% of our resorts and 95% of the sales offices we expect to reopen. We estimate that the remaining suspended resorts and sales offices that we intend to reopen will resume operations in 2021. As a result of reopening substantially all of our resorts, the majority of furloughed employees have returned to work.

Given the significant impacts of COVID-19 on our business, our revenues have been negatively impacted. While revenues have begun to recover, not all product and service lines have yet reached pre-pandemic levels, and we believe that COVID-19 will continue to have an adverse effect on our financial condition and results of operations in the near term. With the recent increase in consumer confidence, reduction in travel restrictions, and faster than anticipated vaccine roll-out, we are seeing a positive inflection in travel sentiment that we expect will continue the strong recovery we are experiencing in summer travel.

Similar to the impact on revenue, COVID-19 also had a significant impact on our expenses. During the three and six months ended June 30, 2020, we incurred $106 million and $346 million of COVID-19 related charges. During the three and six months ended June 30, 2021 we reversed $15 million of COVID-19 charges, primarily due to the COVID-19 related allowance for loan losses on vacation ownership contract receivables (“VOCRs”). We believe our COVID-19 related expenses will continue to be at a significantly lower level in 2021 compared to 2020. See Note 20—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the impact COVID-19 had on our business.

Included in the $346 million of COVID-19 related charges during the six months ended June 30, 2020 was a $225 million COVID-19 related loan loss provision recorded as a result of our evaluation of the impact of COVID-19 on our owners’ ability to repay their VOCRs. As we began to see an improvement in net new defaults and lower than expected unemployment rates, we reduced this provision by $20 million in the fourth quarter of 2020. During the second quarter of 2021, we further reduced this provision by $26 million as a result of continued improvement in net new defaults.

As of June 30, 2021, given the significant amount of government assistance provided to consumers during the pandemic, we expect default risk to remain elevated for the next six to nine months as those programs expire. If unemployment rates or our collection experience for our VOCRs differ significantly from current expectations, we may need to further increase or decrease our allowance for loan losses for VOCRs.

As a precautionary measure to enhance liquidity during the pandemic, in the first quarter of 2020, we drew down our $1.0 billion revolving credit facility and suspended share repurchase activity. In the third quarter of 2020, we amended the credit agreement governing our revolving credit facility and term loan B, which provides financial covenant flexibility during the relief period spanning from July 15, 2020 through April 1, 2022 (the “Relief Period”) or upon our earlier termination. Although we are currently prohibited from using cash for share repurchases during the Relief Period, we maintain our ability to pay dividends and make investments in our business. During 2021 we repaid our $1.0 billion revolving credit facility and our $250 million 5.625% secured notes which came due in March 2021. See Note 10—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

During 2020 we successfully executed $900 million of timeshare receivables financing and issued $650 million of senior secured notes due 2026 with an interest rate of 6.625%. In the first quarter of 2021 we closed on a $500 million securitization financing at a more favorable cost than any securitization transaction we have completed in the past. These transactions reinforce our expectation that we will be able to maintain adequate liquidity.

As part of our reopening strategy, we focused on higher margin owner business by leveraging our owner upgrade pipeline. Prior to the impacts of COVID-19, just under 40% of our sales transactions were to lower margin new owners as compared to 30% in the second quarter of 2021.

We also raised our credit standards and no longer market to sub-640 Fair Isaac Corporation (“FICO”) scores, which we expect will continue to strengthen our receivables portfolio going forward. Additionally, we closed certain unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All of these changes were designed to result in higher volume per guest (“VPG”), which is a measure of sales efficiency and is strongly correlated to profitability.

For certain of the events, uncertainties, trends, and risks associated with the impact of the COVID-19 pandemic on our future results and financial condition, see “Risks Related to the COVID-19 Pandemic” included in Part 1A in the Annual Report filed on Form 10-K with the SEC on February 24, 2021.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition and creation of the Travel + Leisure Group business line, we decided that the operations of our Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of the new Travel + Leisure Group business line and therefore transitioned the management of this business to the Travel and Membership segment. As such, we reclassified the results of our Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2021 and 2020. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2021	2020	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$383	$18	NM
Tours (in 000s) (b)	117	6	NM
Volume Per Guest (“VPG”) (c)	$3,151	NM	NM
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	314	72	339.9
Non-exchange	210	44	374.5
Total transactions	524	116	353.1
Revenue per transaction(f)
Exchange	$331	$540	(38.6)
Non-exchange	$231	$133	74.3
Total revenue per transaction	$291	$384	(24.2)
Average number of members (in 000s) (g)	3,582	3,799	(5.7)

NM     Not Meaningful
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
(g)Represents paid members in our vacation exchange programs who are current on their annual membership dues or within the allowed grace period.
(h)Percentage of change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2021 and 2020 (in millions):

	2021	2020
Vacation ownership interest sales, net	$294	$(13)
Loan loss provision	33	30
Gross VOI sales, net of Fee-for-Service sales	327	17
Fee-for-Service sales (1)	56	1
Gross VOI sales	$383	$18

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $29 million and less than $1 million Fee-for-Service commission revenues for the three months ended June 30, 2021 and 2020. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our 2020 operating statistics include the impacts of COVID-19 which were significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, our Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. These closures resulted in lower tours which negatively impacted gross VOI sales. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower transactions and revenue per transaction during 2020. Given the pace of COVID-19 vaccinations in the U.S., reduced travel restrictions, increased consumer confidence and pent-up leisure travel demand, we experienced significant improvements in VOI sales, VPG, and the number of Travel and Membership transactions, finishing the first half of 2021 with increased momentum in these areas; however, not all product and service lines have yet returned to pre-pandemic levels. We expect the impact of COVID-19 on our operating statistics to continue in 2021; however we do not expect to incur the level of COVID-19 expenses in 2021 that we did in 2020.

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2021	2020	Favorable/(Unfavorable)
Net revenues	$797	$343	$454
Expenses	646	457	(189)
Operating income/(loss)	151	(114)	265
Other (income), net	—	(5)	(5)
Interest expense	47	46	(1)
Interest (income)	(1)	(2)	(1)
Income/(loss) before income taxes	105	(153)	258
Provision for income taxes	31	11	(20)
Net income/(loss) from continuing operations	74	(164)	238
Loss on disposal of discontinued business, net of income taxes	(2)	—	(2)
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)	$236

Net revenues increased $454 million for the three months ended June 30, 2021, compared with the same period last year. In the second quarter of 2021, we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of the improvements in net new defaults we released $26 million of the COVID-19 related provision which positively impacted revenues and recorded a corresponding $10 million increase in cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $16 million.

Revenue growth of $449 million (130.9%) was favorably impacted by foreign currency of $5 million (1.5%). Excluding the impacts of foreign currency and the COVID-19 related provision release discussed above, the remaining revenue increase was primarily the result of:
•$332 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, property management revenues, and commission revenues driven by the positive impact of our operations being open during the current year compared to resort closures and suspended sales and marketing activities due to COVID-19 during the prior year; partially offset by a decrease in consumer financing revenues driven by a lower average portfolio balance; and
•$96 million of increased revenues at our Travel and Membership segment driven by higher vacation transaction revenues primarily due to increased leisure travel demand in the current year compared to the prior year, which was negatively impacted by lower bookings and higher cancellations due to COVID-19; partially offset by a decrease in subscription revenues driven by lower new owner sales in the timeshare industry.

Expenses increased $189 million for the three months ended June 30, 2021, compared with the same period last year. The increase in expenses of $184 million (40.3%) was unfavorably impacted by foreign currency of $5 million (1.1%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:
•$65 million increase in sales and commission expenses primarily due to higher gross VOI sales;
•$60 million increase in marketing costs in support of increased revenue;
•$58 million increase in the cost of VOIs sold primarily due to higher gross VOI sales and a $10 million reduction in estimated recoveries related to the partial reversal of our COVID-19 related provision;
•$53 million increase in operating costs in support of higher Travel and Membership revenues;
•$33 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$25 million increase in general and administrative expenses primarily due to higher employee-related costs; and
•$21 million increase in commission expense as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by:
•$104 million decrease in COVID-19 related costs including employee compensation related costs ($43 million); impairments ($38 million); and restructuring charges ($23 million); and

•$15 million decrease in maintenance fees on unsold inventory primarily due to the resumption of our sales and marketing operations.

Other income, net of other expenses decreased by $5 million for the three months ended June 30, 2021, compared with the same period last year, primarily due to lower business interruption recoveries in 2021.

Our effective tax rates were 29.5% and (7.2)% during the three months ended June 30, 2021 and 2020. The change in the effective tax rate was significantly impacted by COVID-19, which led to a mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions that significantly reduced our overall effective tax rate in 2020. In addition, the effective tax rate for the three months ended June 30, 2021 increased due to additions to certain unrecognized tax benefits and remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

As a result of these items, Net income attributable to Travel + Leisure shareholders was $72 million for the three months ended June 30, 2021 as compared to a Net loss attributable to Travel + Leisure shareholders of $164 million the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2021	2020
Vacation Ownership	$599	$238
Travel and Membership	204	106
Total reportable segments	803	344
Corporate and other (a)	(6)	(1)
Total Company	$797	$343

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$72	$(164)
Loss on disposal of discontinued business, net of income taxes	2	—
Provision for income taxes	31	11
Depreciation and amortization	31	31
Interest expense	47	46
Interest (income)	(1)	(2)
Stock-based compensation	9	6
Legacy items	1	1
COVID-19 related costs (b)	1	26
Asset impairments (c)	—	38
Restructuring	—	23
Adjusted EBITDA	$193	$16

	Three Months Ended
	June 30,
Adjusted EBITDA	2021	2020
Vacation Ownership	$133	$(12)
Travel and Membership	75	35
Total reportable segments	208	23
Corporate and other (a)	(15)	(7)
Total Company	$193	$16

(a)Includes the elimination of transactions between segments.
(b)Reflects severance and other costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the American Rescue Plan Act of 2021 (“ARPA”), and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.
(c)Includes $5 million of bad debt expense related to a note receivable for the three months ended June 30, 2020, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Vacation Ownership
Net revenues increased $361 million and Adjusted EBITDA increased $145 million during the three months ended June 30, 2021, compared with the same period of 2020. The net revenue growth of $358 million (150.4%) was favorably impacted by foreign currency of $3 million (1.3%) and the total Adjusted EBITDA growth of $144 million (1,200.0%) was favorably impacted by foreign currency of $1 million (8.3%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$308 million increase in gross VOI sales, net of Fee-for-Service sales, due to the ongoing recovery of our operations from the impact of COVID-19;
•$37 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$29 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.

These increases were partially offset by:
•$16 million decrease in consumer financing revenues primarily due to a lower average portfolio balance; and
•$3 million increase in our provision for loan losses inclusive of a $26 million reduction of our COVID-19 related provision.

In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$65 million increase in sales and commission expenses due to higher gross VOI sales;
•$58 million increase in the cost of VOIs sold primarily due to higher gross VOI sales and a $10 million reduction in estimated recoveries related to the partial reversal of our COVID-19 related provision;
•$55 million increase in marketing costs in support of increased revenue;
•$33 million increase in property management expenses primarily due to higher management fees and reimbursable expenses;
•$21 million increase in commission expense as a result of higher Fee-for-Service VOI sales; and
•$15 million increase in general and administrative expenses primarily due to higher employee-related costs.
These increases were partially offset by:
•$19 million decrease in COVID-19 related costs associated with workforce reductions in 2020; and
•$15 million decrease in maintenance fees on unsold inventory primarily due to the resumption of our sales and marketing operations.

Travel and Membership
Net revenues increased $98 million and Adjusted EBITDA increased $40 million during the three months ended June 30, 2021, compared with the same period of 2020. The revenue growth of $96 million (90.6%) was favorably impacted by foreign currency of $2 million (1.9%). The Adjusted EBITDA growth of $41 million (117.1%) was unfavorably impacted by foreign currency of $1 million (2.9%).

Increases in net revenues excluding the impact of foreign currency were driven by:
•$99 million increase in transaction revenue driven by an increase in vacation transactions booked compared to the prior year, due to the ongoing recovery of our operations from the impact of COVID-19; partially offset by
•$3 million decrease in subscription revenue due to a 5.7% decrease in the average member count in our exchange business driven by lower new owner sales in the timeshare industry.

In addition to the drivers above, Adjusted EBITDA, excluding the impact of foreign currency was further impacted by:
•$42 million increase in cost of sales, primarily in support of increased non-exchange transactional revenue; and
•$13 million increase in marketing and other operational costs in support of increased revenues.

Corporate and other
Corporate Adjusted EBITDA decreased $8 million for the three months ended June 30, 2021 compared to 2020 and was not materially impacted by foreign currency. The decrease in Adjusted EBITDA was primarily due to higher employee-related costs.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2021	2020	Favorable/(Unfavorable)
Net revenues	$1,425	$901	$524
Expenses	1,188	1,156	(32)
Operating income/(loss)	237	(255)	492
Other (income), net	(1)	(7)	(6)
Interest expense	100	87	(13)
Interest (income)	(1)	(4)	(3)
Income/(loss) before income taxes	139	(331)	470
Provision/(benefit) for income taxes	37	(33)	(70)
Net income/(loss) from continuing operations	102	(298)	400
Loss on disposal of discontinued business, net of income taxes	(2)	—	(2)
Net income/(loss) attributable to Travel + Leisure shareholders	$100	$(298)	$398

Net revenues increased $524 million for the six months ended June 30, 2021 compared with the same period last year. In the first quarter of 2020 and in anticipation of increased defaults due to the impacts of COVID-19 we recorded a $225 million COVID-19 related provision which negatively impacted revenues and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to this provision. These adjustments negatively impacted prior year adjusted EBITDA by $170 million. In the second quarter of 2021, we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, resulting in a $26 million release of the COVID-19 related provision, which positively impacted revenues, and a corresponding $10 million increase in cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $16 million.

Total revenue growth of $514 million (57.0%) was favorably impacted by foreign currency of $10 million (1.1%). Excluding the impacts of foreign currency and the COVID-19 related provision adjustments discussed above, the increase in net revenues was primarily the result of:
•$149 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, higher commission and property management revenues driven by the positive impact of our operations being open during the current year compared to resort closures and suspended sales and marketing activities due to COVID-19 during the prior year; partially offset by a decrease in consumer financing revenues driven by a lower average portfolio balance; and
•$119 million of increased revenues at our Travel and Membership segment driven by higher vacation transaction revenues primarily due to increased leisure travel demand in the current year compared to the prior year, which was negatively impacted by lower bookings and higher cancellations due to COVID-19, partially offset by a decrease in subscription revenues driven by lower new owner sales in the timeshare industry.

Expenses increased $32 million for the six months ended June 30, 2021 compared with the same period last year. The increase in expenses of $23 million (2.0%) was unfavorably impacted by foreign currency of $9 million (0.8%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:
•$109 million increase in the cost of VOIs sold primarily due to the absence of a $55 million benefit recorded in the prior year representing estimated recoveries related to the COVID-19 related provision, higher gross VOI sales, and a $10 million increase associated with the COVID-19 related provision release in the current year;
•$55 million increase in operating costs in support of higher Travel and Membership revenues;
•$29 million increase in sales and commission expenses primarily due to higher gross VOI sales; and
•$21 million increase in general and administrative expenses primarily due to higher employee-related costs.
These increases were partially offset by:
•$176 million decrease in COVID-19 related costs including employee compensation related costs ($65 million); impairments ($48 million); the write-down of exchange inventory ($38 million) and restructuring charges ($25 million).

Other income, net of other expenses decreased by $6 million for the six months ended June 30, 2021 compared with the same period last year, primarily due to lower business interruption recoveries in 2021.

Interest expense increased $13 million for the six months ended June 30, 2021 compared with the same period last year primarily due to interest on the $650 million 6.625% secured notes issued during the third quarter of 2020.

Our effective tax rates were 26.6% and 10.0% for the six months ended June 30, 2021 and 2020. The change in the effective tax rate was significantly impacted by COVID-19, which led to a mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions that significantly reduced our overall effective tax rate in 2020.

As a result of these items, Net income attributable to Travel + Leisure shareholders was $100 million for the six months ended June 30, 2021, as compared to a Net loss attributable to Travel + Leisure shareholders of $298 million during the same period last year.

Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2021	2020
Vacation Ownership	$1,048	$641
Travel and Membership	387	265
Total reportable segments	1,435	906
Corporate and other (a)	(10)	(5)
Total Company	$1,425	$901

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure shareholders	$100	$(298)
Loss on disposal of discontinued business, net of income taxes	2	—
Provision/(benefit) for income taxes	37	(33)
Depreciation and amortization	63	62
Interest expense	100	87
Interest (income)	(1)	(4)
Stock-based compensation	16	7
Legacy items	4	2
COVID-19 related costs (b)	2	38
Asset impairments (c)	—	48
Restructuring	(1)	25
Exchange inventory write-off	—	38
Adjusted EBITDA	$322	$(28)

	Six Months Ended
	June 30,
Adjusted EBITDA	2021	2020
Vacation Ownership	$200	$(87)
Travel and Membership	150	79
Total reportable segments	350	(8)
Corporate and other (a)	(28)	(20)
Total Company	$322	$(28)

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
(c)Includes $5 million of bad debt expense related to a note receivable for the six months ended June 30, 2021, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Vacation Ownership
Net revenues increased $407 million and Adjusted EBITDA increased $287 million during the six months ended June 30, 2021 compared with the same period of 2020. The net revenue growth of $400 million (62.4%) was favorably impacted by foreign currency of $7 million (1.1%) and the total Adjusted EBITDA growth of $285 million (327.6%) was favorably impacted by foreign currency of $2 million (2.3%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$275 million decrease in our provision for loan losses primarily due to the COVID-19 related provision adjustments ($225 million provision recorded in the first quarter of 2020 and a $26 million reversal in the second quarter of 2021);
•$110 million increase in gross VOI sales, net of Fee-for-Service sales, due to the ongoing recovery of our operations from the impact of COVID-19;
•$38 million increase in commission revenues as a result of higher Fee-for-Service VOI sales; and

•$23 million increase in property management revenues primarily due to higher management fees and reimbursable revenues.
These increases were partially offset by a $45 million decrease in consumer financing revenues primarily due to a lower average portfolio balance.
In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$109 million increase in the cost of VOIs sold primarily due to the absence of a $55 million benefit recorded in the first quarter of 2020 representing estimated recoveries related to the COVID-19 related provision, higher gross VOI sales, and a $10 million reduction in estimated recoveries related to the partial reversal of our COVID-19 related provision;
•$29 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$14 million increase in property management expenses primarily due to higher management fees and reimbursable expenses; and
•$8 million increase in general and administrative expenses primarily due to higher employee-related costs.
These increased expenses were partially offset by:
•$28 million decrease in COVID-19 related costs associated with workforce reduction;
•$8 million decrease in maintenance fees on unsold inventory due to the resumption of our sales and marketing operations;
•$6 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance; and
•$5 million decrease in marketing costs primarily due to the closure of certain sales and marketing operations during 2020.

Travel and Membership
Net revenues increased $122 million and Adjusted EBITDA increased $71 million during the six months ended June 30, 2021 compared with the same period of 2020. Revenue growth of $119 million (44.9%) was favorably impacted by foreign currency of $3 million (1.1%). Adjusted EBITDA growth of $72 million (91.1%) was unfavorably impacted by foreign currency of $1 million (1.3%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$128 million increase in transaction revenue driven by an increase in vacation transactions booked compared to the prior year, which was negatively impacted by lower bookings and higher cancellations due to COVID-19; partially offset by
•$9 million decrease in subscription revenue due to a 6.6% decrease in the average member count in our exchange business driven by lower new owner sales in the timeshare industry.

In addition to the drivers mentioned above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$54 million increase in cost of sales and other operating costs in support of increased revenues; partially offset by
•$7 million decrease in general and administrative expenses resulting from staff reductions and cost savings initiatives implemented after the first quarter of 2020.

Corporate and other
Corporate Adjusted EBITDA decreased $8 million for the six months ended June 30, 2021 compared to 2020 and was not materially impacted by foreign currency. The decrease in Adjusted EBITDA was primarily due to higher employee-related costs.

RESTRUCTURING PLANS
During 2020, we recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter of 2020 that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at the Travel and Membership segment. We also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. During 2020, we reduced our restructuring liability by $12 million of cash payments. During the six months ended June 30, 2021, we reduced our restructuring liability by $1 million of cash payments. We also reversed $1 million of expense related to the reimbursement of prepaid licensing fees that were previously written-off, and increased the liability by $3 million of cash reimbursements during this period at our Vacation Ownership segment. The remaining 2020 restructuring liability of $27 million is expected to be paid by the end of 2029.

We have other restructuring plans implemented prior to 2020. The remaining liability of less than $1 million as of June 30, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	June 30, 2021	December 31, 2020	Change
Total assets	$6,639	$7,613	$(974)
Total liabilities	7,557	8,581	(1,024)
Total (deficit)	(918)	(968)	50

Total assets decreased by $974 million from December 31, 2020 to June 30, 2021, primarily due to:
•$868 million decrease in Cash and cash equivalents primarily due to net repayments on the revolving credit facility, notes, and non-recourse debt, interest payments, payments associated with the acquisition of the Travel + Leisure brand, and dividend payments, partially offset by VOCR principal collections;
•$163 million decrease in Vacation ownership contract receivables, net, primarily due to principal collections and an increase to the provision for loan losses, partially offset by higher net VOI originations; and
•$21 million decrease in Property and equipment, net.

These decreases were partially offset by a $93 million increase in Other intangibles, net primarily related to the acquisition of the Travel + Leisure brand from Meredith.

Total liabilities decreased by $1.02 billion from December 31, 2020 to June 30, 2021, primarily due to:
•$28 million decrease in Deferred income due to increased usage of deferred packages as a result of owners and members returning to vacation as COVID-19 travel restrictions are lifted;
•$216 million decrease in Non-recourse vacation ownership debt due to net repayments;
•$799 million decrease in Debt due to net repayments on the revolving credit facility and the $250 million notes which were repaid in March 2021; and
•$17 million decrease in Deferred income taxes primarily driven by installment sales partially offset by bad debt allowance.

These decreases were partially offset by a $42 million increase in Accrued expenses and other liabilities primarily related to the acquisition of the Travel + Leisure brand from Meredith.

Total deficit decreased $50 million from December 31, 2020 to June 30, 2021, primarily due to $100 million of Net income attributable to Travel + Leisure shareholders; partially offset by $54 million of dividends.

Liquidity and Capital Resources
Currently, our financing needs are supported by cash generated from operations and borrowings under our revolving credit facility as well as the issuance of secured debt. In addition, we use our bank conduit facilities and non-recourse debt borrowings to finance our VOCRs. We believe that our net cash from operations, cash and cash equivalents, access to our revolving credit facilities and bank conduit facilities, and continued access to the debt markets provide us with sufficient liquidity to meet our ongoing cash needs for the foreseeable future, inclusive of the $650 million 4.25% secured notes which come due in March 2022.

As a precautionary measure at the onset of the global pandemic, in March 2020 we fully drew down our revolving credit facility. Based on the recovery of our business to date, our strong liquidity position and ability to access secured debt capital markets, during 2021 we fully repaid the remaining outstanding revolver balance. The revolving credit facility expires in May

2023 and has a total capacity of $1.0 billion. As of June 30, 2021, we had $934 million of available capacity, net of letters of credit.

We repaid our $250 million 5.625% secured notes which came due in March 2021.

On July 15, 2020, we amended our credit agreement governing our revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment established a Relief Period with respect to our secured revolving credit facility, which commenced on July 15, 2020, and will end on April 1, 2022 or upon our earlier termination in accordance with the Credit Agreement Amendment. Among other changes, this amendment adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter.

During 2020 we successfully executed $900 million of timeshare receivables financing and issued $650 million senior secured notes due 2026 with an interest rate of 6.625%. We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the first quarter of 2021, we closed on our first asset-backed securities (“ABS”) transaction of the year. High demand allowed us to upsize the transaction and we closed on a $500 million securitization financing at a 98% advance rate and a record low weighted average yield of 1.57%. We also called the notes issued in the ABS transaction that we closed in April of 2020 and included that collateral in the 2021 ABS transaction, reducing the interest rate going forward on our non-recourse debt. This transaction positively impacted our liquidity and reinforces our expectation that we will maintain adequate liquidity.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility has a borrowing capacity of $800 million through October 2022, and had $646 million of available capacity as of June 30, 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than November 2023.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capacity of A$250 million and NZ$48 million through April 2023 and had available capacity of $80 million as of June 30, 2021. Borrowings under this facility are required to be repaid no later than April 2025.

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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2021 and 2020 (in millions):

	2021	2020	Change
Cash provided by/(used in):
Operating activities	$290	$130	$160
Investing activities	(62)	(36)	(26)
Financing activities	(1,098)	598	(1,696)
Effects of changes in exchange rates on cash and cash equivalents	(1)	(8)	7
Net change in cash, cash equivalents and restricted cash	$(871)	$684	$(1,555)

Operating Activities
Net cash provided by operating activities was $290 million for the six months ended June 30, 2021, compared to $130 million in the prior year. This $160 million increase was driven by a $398 million increase in net income; partially offset by a $243 million decrease in non-cash add-back items primarily due to a lower provision for loan losses and asset impairments, partially offset by deferred income taxes.

Investing Activities
Net cash used in investing activities was $62 million for the six months ended June 30, 2021, compared to $36 million in the prior year. This increase was primarily related to $37 million of cash payments for the acquisition of the Travel + Leisure brand in 2021; partially offset by lower property and equipment additions.

Financing Activities
Net cash used in financing activities was $1.1 billion for the six months ended June 30, 2021, compared to net cash provided by financing activities of $598 million in the prior year. The variance was primarily due to the drawdown of the $1.0 billion secured revolving credit facility in the prior year, $601 million increased repayments on the revolving credit facility and notes, $180 million increased net repayments of non-recourse debt, $128 million decreased share repurchases, $33 million decreased dividend payments, and a $20 million deferred consideration payment during 2021 for the acquisition of the Travel + Leisure brand.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. We also seek to return to a first lien leverage ratio below 4.25 to 1.0 on or prior to April 1, 2022. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends, although our share repurchases are currently prohibited until such time as we are able to and choose to exercise our option to exit the amended credit agreement governing the revolving credit facility and term loan B. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors (“Board”).

During the six months ended June 30, 2021, we spent $107 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for at least the next year. During 2021, we anticipate spending between $170 million and $190 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2022 through 2025 is expected to be between $150 million and $180 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2021, we spent $25 million on capital expenditures primarily for information technology and sales center improvement projects. During 2021, we anticipate spending between $70 million and $75 million on capital expenditures.

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

We expect that the majority of the expenditures required to pursue our capital spending programs, strategic investments and vacation ownership development projects will be financed with cash flow generated through operations and cash and cash equivalents. Additional expenditures are expected to be financed with general corporate borrowings.

Stock Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises increase our repurchase capacity under the program. We had $354 million of remaining availability in our program as of June 30, 2021.

The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we amended the credit agreement for our revolving credit facility and term loan B. Among other changes, the Credit Agreement Amendment places us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibits the use of cash for share repurchases until such time we choose to exercise our option to exit the amendment. We have the option to terminate the Relief Period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio.

Dividends
During the quarterly periods ended March 31 and June 30, 2021, we paid cash dividends of $0.30 per share ($53 million in aggregate). During the quarterly periods ended March 31 and June 30, 2020, we paid cash dividends of $0.50 per share ($86 million in aggregate). On July 15, 2020, we amended the credit agreement governing our revolving credit facility and term loan B. Among other changes, the amendment places us into a Relief Period which adds a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the amendment effective date and on or prior to the last day of the relevant fiscal quarter. Additionally, the amendment limits the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment.

Although our quarterly dividend was reduced during the third quarter of 2020 due to the impact of COVID-19, our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum, with the exception of the limitations set by the Credit Agreement Amendment. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend will occur in the future.

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

The global spread of COVID-19 significantly impacted the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We were also keenly focused on preserving cash, cutting costs and managing liquidity. While we have reopened 96% of our resorts as of June 30, 2021 and 95% of the sales offices we expect to reopen, the continued impact of COVID-19 on our industry and business has led to a higher first lien leverage ratio that we expect will decrease over time as the recovery in leisure travel continues. On July 15, 2020, we amended the credit agreement governing the revolving credit facility and term loan B which increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified Relief Period through the first quarter of 2022. The Credit Agreement Amendment includes certain restrictions on the use of cash during the Relief Period, including the prohibition of share repurchases until such time as we are able to and choose to exercise our option to exit the amendment. We have the option to terminate this Relief Period at any time we can demonstrate compliance with the 4.25 to 1.0 first lien leverage ratio, subject to certain conditions. The maximum first lien leverage ratio for the test period ending June 30, 2021 was 7.5 to 1.0. The maximum first lien leverage ratio will decrease 0.75 each quarter beginning in the third quarter of 2021 through the end of the Relief Period. Additionally, during the Relief Period, a new minimum liquidity covenant was added, which is tested quarterly until the end of the Relief Period, and requires us to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.0 to 1.0. See Note 10—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

As of June 30, 2021, our first lien leverage ratio was 4.7 to 1.0 and our interest coverage ratio was 3.1 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2021, we were in compliance with the financial covenants described above. Under the Credit

Agreement Amendment, when the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings increases, and we are subject to higher fees associated with our letters of credit based on a tiered pricing grid. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, we are now subject to higher fees associated with letters of credit and the interest rate on the revolver borrowings increased 25 basis points effective March 2, 2021. This interest rate and fees associated with letters of credit are subject to future changes based on our first lien leverage ratio which could serve to further increase the rate up to an additional 25 basis points if this ratio were to exceed 5.75 to 1.0, or reduce this rate if this ratio were to decrease to 4.25 to 1.0 or below.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2021, all of our securitized loan pools were in compliance with applicable contractual triggers.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 10—Debt to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest.

We believe that our USD bank conduit facility with a term through October 2022, and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $1.03 billion, along with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs for the foreseeable future. As of June 30, 2021, we had $726 million of availability under these asset-backed conduit facilities.

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

During 2020 we successfully executed $900 million of timeshare receivables financing and during the first quarter of 2021 we successfully closed on a $500 million securitization financing at a 98% advance rate and a company record low weighted average yield of 1.57%. We also called the notes issued in the ABS transaction that we closed in April of 2020 and included that collateral in the 2021 ABS transaction, reducing the interest rate going forward on our non-recourse debt, which positively impacted our liquidity. These transactions reinforce our expectation that we will be able to maintain adequate liquidity.

We primarily utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $271 million outstanding as of June 30, 2021. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

Our secured debt is rated Ba3 with a “negative outlook” by Moody’s Investors Service, BB- with a “negative outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of our credit rating downgrade and credit rating downgrade of Wyndham Hotels, see Note 23—Transactions with Former Parent and Former Subsidiaries - Matters Related to the European Vacation Rentals Business to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	7/1/21 - 6/30/22	7/1/22 - 6/30/23	7/1/23 - 6/30/24	7/1/24 - 6/30/25	7/1/25 - 6/30/26	Thereafter	Total
Debt	$652	$405	$302	$281	$344	$1,395	$3,379
Non-recourse debt (a)	274	372	207	207	227	731	2,018
Purchase commitments (b)	259	130	101	99	125	220	934
Interest on debt (c)	231	196	163	143	113	87	933
Operating leases	33	30	29	26	19	42	179
Inventory sold subject to conditional repurchase (d)	—	65	—	—	—	—	65
Separation liabilities (e)	1	12	—	—	—	2	15
Finance leases	3	2	1	—	—	—	6
Other (f)	31	25	10	—	—	—	66
Total (g)	$1,484	$1,237	$813	$756	$828	$2,477	$7,595

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes (i) $734 million for marketing-related activities; (ii) $81 million relating to the development of vacation ownership properties, of which $18 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (iii) $39 million for information technology activities.
(c)Includes interest on debt, non-recourse debt, and finance leases; estimated using the stated interest rates on our debt and non-recourse debt.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail) of which $13 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(e)Represents liabilities which we assumed and are responsible for pursuant to the Cendant Separation and spin-off of Wyndham Hotels (See Note 23—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details).
(f)Represents future consideration to be paid for the acquisitions of ARN and the Travel + Leisure brand (See Note 5—Acquisitions to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail).
(g)Excludes a $41 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 23—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2021 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2021, was $299 million in non-recourse debt and $290 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of COVID-19, most of our employees began working remotely in late March 2020, and a significant portion of them continue to work remotely. We have not identified any material changes in our disclosure controls and procedures, nor our internal control over financial reporting, as a result of this change. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 23—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., matters related to the European vacation rentals business, and the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2021, there have been no material changes to the risk factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2021	—	$—	—	$353,855,249
May 2021	—	—	—	354,142,444
June 2021	—	—	—	354,258,231
Total	—	$—	—	$354,258,231

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

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
10.1*†	Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael D. Brown, dated June 1, 2021
10.2*†	Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael A. Hug, dated June 1, 2021
10.3*†	Travel + Leisure Co. Employee Stock Purchase Plan
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: July 28, 2021	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 28, 2021	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer