Form 10-Q
period 2021-09-30
Travel & Leisure Co.
filed 2021-10-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
86,356,226 shares of common stock outstanding as of September 30, 2021.

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

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservations Network
ARPA	American Rescue Plan Act of 2021
AUD	Australian Dollar
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Company	Travel + Leisure Co. and its subsidiaries
COVID-19	Novel coronavirus global pandemic
Credit Agreement Amendment	The first amendment to the Company’s credit agreement governing its revolving credit facility and term loan B
EPS	Earnings/(loss) Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Meredith	Meredith Corporation
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PCAOB	Public Company Accounting Oversight Board
PSU	Performance-vested restricted Stock Units
Relief Period	Relief period of the Credit Agreement Amendment
RSU	Restricted Stock Unit
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of September 30, 2021, the related condensed consolidated statements of income/(loss), comprehensive income/(loss), and deficit for the three-month and nine-month periods ended September 30, 2021 and 2020, and cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
October 27, 2021

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues
Service and membership fees	$378	$291	$1,114	$845
Vacation ownership interest sales	344	196	810	273
Consumer financing	103	115	304	360
Other	14	12	36	37
Net revenues	839	614	2,264	1,515
Expenses
Operating	352	263	992	861
Cost/(recovery) of vacation ownership interests	43	22	105	(26)
Consumer financing interest	19	26	63	76
General and administrative	106	101	325	295
Marketing	101	84	261	247
Depreciation and amortization	31	32	93	94
COVID-19 related costs	1	14	3	81
Asset impairments	—	6	—	50
Restructuring	—	2	(1)	27
Total expenses	653	550	1,841	1,705
Operating income/(loss)	186	64	423	(190)
Other (income), net	—	(5)	(2)	(11)
Interest expense	47	52	147	138
Interest (income)	(1)	(2)	(1)	(5)
Income/(loss) before income taxes	140	19	279	(312)
Provision/(benefit) for income taxes	39	(21)	76	(54)
Net income/(loss) from continuing operations	101	40	203	(258)
Loss on disposal of discontinued business, net of income taxes	—	—	(2)	—
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$101	$40	$201	$(258)

Basic earnings/(loss) per share
Continuing operations	$1.16	$0.47	$2.35	$(3.00)
Discontinued operations	—	—	(0.02)	—
	$1.16	$0.47	$2.33	$(3.00)
Diluted earnings/(loss) per share
Continuing operations	$1.15	$0.47	$2.33	$(3.00)
Discontinued operations	—	—	(0.03)	—
	$1.15	$0.47	$2.30	$(3.00)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$101	$40	$201	$(258)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax	(15)	21	(26)	(4)
Other comprehensive (loss)/income, net of tax	(15)	21	(26)	(4)
Comprehensive income/(loss)	$86	$61	$175	$(262)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$346	$1,196
Restricted cash (VIE - $94 as of 2021 and $92 as of 2020)	128	121
Trade receivables, net	125	115
Vacation ownership contract receivables, net (VIE - $2,136 as of 2021 and $2,458 as of 2020)	2,292	2,482
Inventory	1,270	1,347
Prepaid expenses	196	204
Property and equipment, net	678	666
Goodwill	962	964
Other intangibles, net	222	131
Other assets	382	387
Total assets	$6,601	$7,613
Liabilities and (deficit)
Accounts payable	$60	$62
Accrued expenses and other liabilities	953	929
Deferred income	394	447
Non-recourse vacation ownership debt (VIE)	1,957	2,234
Debt	3,386	4,184
Deferred income taxes	700	725
Total liabilities	7,450	8,581
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,180,902 issued as of 2021 and 221,755,960 as of 2020	2	2
Treasury stock, at cost – 135,824,676 shares as of 2021 and 2020	(6,508)	(6,508)
Additional paid-in capital	4,180	4,157
Retained earnings	1,511	1,390
Accumulated other comprehensive loss	(42)	(16)
Total stockholders’ (deficit)	(857)	(975)
Noncontrolling interest	8	7
Total (deficit)	(849)	(968)
Total liabilities and (deficit)	$6,601	$7,613

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income/(loss)	$201	$(258)
Loss on disposal of discontinued business, net of income taxes	2	—
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	93	94
Provision for loan losses	120	391
Deferred income taxes	(27)	(134)
Stock-based compensation	24	14
Asset impairments	—	50
Non-cash lease expense	13	19
Non-cash interest	17	16
Other, net	5	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(9)	24
Vacation ownership contract receivables	60	205
Inventory	(14)	(107)
Deferred income	(58)	(60)
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	8	(28)
Net cash provided by operating activities	435	224
Investing activities
Property and equipment additions	(40)	(56)
Acquisitions	(37)	—
Purchase of investments	—	(50)
Other, net	—	8
Net cash used in investing activities	(77)	(98)
Financing activities
Proceeds from non-recourse vacation ownership debt	930	1,462
Principal payments on non-recourse vacation ownership debt	(1,202)	(1,556)
Proceeds from debt	10	1,065
Principal payments on debt	(561)	(521)
Proceeds from notes issued	—	643
Repayment of notes	(252)	(42)
Repayments of vacation ownership inventory arrangement	—	(10)
Payment of deferred acquisition consideration	(30)	(11)
Dividends to shareholders	(79)	(112)
Proceeds from issuance of common stock	7	4
Repurchase of common stock	—	(128)
Debt issuance/modification costs	(9)	(17)
Net share settlement of incentive equity awards	(9)	(2)
Net cash (used in)/provided by financing activities	(1,195)	775
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(6)	(5)
Net change in cash, cash equivalents and restricted cash	(843)	896
Cash, cash equivalents and restricted cash, beginning of period	1,317	502
Cash, cash equivalents and restricted cash, end of period	474	1,398
Less: Restricted cash	128	122
Cash and cash equivalents	$346	$1,276

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	86	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	—	—	—	3	—	—	—	3
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86	2	(6,508)	4,160	1,392	(29)	7	(976)
Net income	—	—	—	—	72	—	—	72
Other comprehensive income	—	—	—	—	—	2	—	2
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	—	—	—	3	—	—	—	3
Change in stock-based compensation	—	—	—	9	—	—	—	9
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2021	86	2	(6,508)	4,171	1,437	(27)	7	(918)
Net income	—	—	—	—	101	—	—	101
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Change in stock-based compensation	—	—	—	8	—	—	—	8
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of September 30, 2021	86	$2	$(6,508)	$4,180	$1,511	$(42)	$8	$(849)

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

Travel + Leisure Co. and its subsidiaries (collectively, “Travel + Leisure Co.,” or the “Company,” formerly Wyndham Destinations, Inc.) is a global provider of hospitality services and travel products. The Company has two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its reportable segments to better align with how the segments are managed.

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

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and new Travel + Leisure Group business lines. With the formation of Travel + Leisure Group, the Company decided that the operations of its Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. Prior period segment information has been restated to reflect this change. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates go.travelandleisure.com, Travel + Leisure Travel Clubs, and Extra Holidays brands.

Impact of COVID-19
The results of operations for the three and nine months ended September 30, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. In the Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations. As a result, the Company significantly reduced its workforce and furloughed thousands of associates in the second quarter of 2020. As of September 30, 2021, the Company has reopened all of the resorts and sales offices in North America that it expects to reopen. The remaining closed resorts and sales offices that the Company intends to reopen are located in the South Pacific and are expected to reopen in 2021, contingent upon the lifting of government imposed travel restrictions. As a result of these reopenings the majority of the Company’s furloughed employees have returned to work.

As a precautionary measure to enhance liquidity, in the first quarter of 2020 the Company drew down its $1.0 billion revolving credit facility and suspended its share repurchase activity, and in the third quarter of 2020 amended the credit agreement governing its revolving credit facility and term loan B, which provided flexibility during the relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company. The Company has since repaid its $1.0 billion revolving credit facility. See Note 10—Debt for additional details. On October 22, 2021, the Company renewed the credit agreement governing its $1.0 billion revolving credit facility and term loan B. This renewal updated the terms and maturity date of the revolving credit facility, extending the maturity date to October 2026. In addition, this renewal terminated the relief period and restrictions regarding share repurchases, dividends, and acquisitions established by the 2020 amendment. See Note 25—Subsequent Events for additional details.

Given these significant COVID-19 related events, the Company’s revenues were negatively impacted and while revenues are continuing to recover, not all product and service lines have yet reached pre-pandemic levels. The Company reversed $12 million and $28 million of COVID-19 charges during the three and nine months ended September 30, 2021, compared to $31 million and $377 million of charges incurred for the same periods last year. The $12 million and $28 million of net reversals during the three and nine months ended September 30, 2021 were primarily due to $21 million and $47 million of releases of the COVID-19 related allowance for loan losses, as the Company has continued to experience improvements in net new defaults. In connection with this allowance release, the Company recorded $8 million and $17 million of costs of vacation ownership interests during the three and nine months ended September 30, 2021 representing the associated reduction in estimated recoveries. Refer to Note 20—COVID-19 Related Items for additional details.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q include the accounts and transactions of Travel + Leisure Co., as well as the entities in which Travel + Leisure Co. directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. In addition, prior period segment results have been restated to reflect the aforementioned reclassification of the Extra Holidays business into the Travel and Membership segment.

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

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Reference Rate Reform. In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance, amended in January 2021, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance became effective on March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR based benchmark is expected to begin January 1, 2022 and to be completed when U.S. Dollar (“USD”) LIBOR rates are phased out by June 30, 2023. The Company is currently evaluating the impact of the transition from LIBOR on its financial statements and related disclosures and the related impact of this guidance on the transition. The Company adopted appropriate LIBOR replacement rate transition language into the agreements for the renewal of its USD bank conduit facility in 2020 and the renewal of the credit agreement governing the revolving credit facility and term loan B which closed on October 22, 2021. These agreements represented the Company’s largest exposure to LIBOR. The Company intends to include such language in its other relevant agreements prior to the end of 2021. See Note 25—Subsequent Events for additional details.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions)(a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Management fee revenues	$89	$83	$268	$249
Reimbursable revenues	82	63	221	189
Property management revenues	$171	$146	$489	$438

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Vacation Ownership segment to Travel and Membership.

One of the associations that the Company manages paid its Travel and Membership segment $9 million and $7 million for exchange services during the three months ended September 30, 2021 and 2020, and $23 million and $20 million during nine months ended September 30, 2021 and 2020.

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

Other Items
The Company records property management services revenues for its Vacation Ownership segment and RCI Elite Rewards revenues for its Travel and Membership segment gross as a principal.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer.

Contract liabilities as of September 30, 2021 and December 31, 2020, were as follows (in millions):

	September 30, 2021	December 31, 2020
Deferred subscription revenue	$170	$176
Deferred VOI trial package revenue	88	115
Deferred exchange-related revenue (a)	64	59
Deferred VOI incentive revenue	57	74
Deferred co-branded credit card programs revenue	13	16
Deferred other revenue	2	8
Total	$394	$448

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred revenue primarily represents payments received in advance from members for the right to access the Company’s vacation travel network to book vacation exchanges, rent travel accommodations, and for other leisure-related services and products revenue is recognized on a straight-line basis over the contract period which is generally within one year. Changes in contract liabilities for the nine months ended September 30, 2021 and 2020, follow (in millions):

	2021	2020
Beginning balance	$448	$539
Additions	199	180
Revenue recognized	(253)	(235)
Ending balance	$394	$484

Capitalized Contract Costs
The Company’s Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of September 30, 2021 and December 31, 2020, these capitalized costs were $29 million and $41 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Company’s Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2021 and December 31, 2020, these capitalized costs were $17 million and $16 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2021 - 9/30/2022	10/1/2022 - 9/30/2023	10/1/2023 - 9/30/2024	Thereafter	Total
Subscription revenue	$100	$37	$17	$16	$170
VOI trial package revenue	88	—	—	—	88
Exchange-related revenue	60	3	1	—	64
VOI incentive revenue	57	—	—	—	57
Co-branded credit card programs revenue	3	3	3	4	13
Other revenue	2	—	—	—	2
Total	$310	$43	$21	$20	$394

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions)(a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Vacation Ownership
Vacation ownership interest sales (b)	$344	$196	$810	$273
Property management fees and reimbursable revenues	171	146	489	438
Consumer financing	103	115	304	360
Fee-for-Service commissions	28	6	69	10
Ancillary revenues	14	12	36	35
Total Vacation Ownership	660	475	1,708	1,116

Travel and Membership
Transaction revenues	133	86	418	227
Subscription revenues	43	43	127	120
Ancillary revenues	9	16	28	64
Total Travel and Membership	185	145	573	411

Corporate and other
Eliminations	(6)	(6)	(17)	(12)
Total Corporate and other	(6)	(6)	(17)	(12)

Net revenues	$839	$614	$2,264	$1,515

(a)This table reflects the reclassification of Extra Holidays from the Vacation Ownership segment into the Travel and Membership segment for all periods presented. Extra Holidays revenue is included within Transaction revenues.
(b)The Company recorded a COVID-19 related provision for loan losses of $225 million in the first quarter of 2020, due to an expected increase in defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss) during the nine months ended September 30, 2020. During 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, resulting in a $21 million and $47 million release which is reflected as an increase in Vacation ownership interest sales on the Condensed Consolidated Statements of Income/(Loss) during the three and nine months ended September 30, 2021.

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income/(loss) from continuing operations attributable to Travel + Leisure Co. shareholders	$101	$40	$203	$(258)
Loss on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	—	(2)	—
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$101	$40	$201	$(258)

Basic earnings/(loss) per share (a)
Continuing operations	$1.16	$0.47	$2.35	$(3.00)
Discontinued operations	—	—	(0.02)	—
	$1.16	$0.47	$2.33	$(3.00)
Diluted earnings/(loss) per share (a)
Continuing operations	$1.15	$0.47	$2.33	$(3.00)
Discontinued operations	—	—	(0.03)	—
	$1.15	$0.47	$2.30	$(3.00)

Basic weighted average shares outstanding	86.6	85.9	86.5	86.1
Stock-settled appreciation rights (“SSARs”), RSUs,(b) PSUs (c) and NQs (d)	0.8	0.2	0.8	—
Diluted weighted average shares outstanding (e)	87.4	86.1	87.3	86.1

Dividends:
Aggregate dividends paid to shareholders	$26	$26	$79	$112

(a)Earnings/(loss) per share amounts are calculated using whole numbers.
(b)Excludes 0.4 million and 0.3 million of anti-dilutive restricted stock units (“RSUs”) for the three and nine months ended September 30, 2021. Excludes 1.0 million and 1.1 million of anti-dilutive RSUs for the three and nine months ended September 30, 2020, of which 0.1 million would have been dilutive for the nine months ended September 30, 2020 had the Company not been in a net loss position during the period. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.4 million for both the three and nine months ended September 30, 2021, as the Company had not met the required performance metrics. Excludes 0.3 million PSUs for both the three and nine months ended September 30, 2020, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.4 million of outstanding non-qualified stock option (“NQs”) awards that would have been anti-dilutive to EPS for both the three and nine months ended September 30, 2021. Excludes 2.3 million and 2.1 million of outstanding NQ awards that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2020. These outstanding stock option awards could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions):

	Shares	Cost
As of December 31, 2020	111.3	$5,727
Repurchases	—	—
As of September 30, 2021	111.3	$5,727
Proceeds received from stock option exercises increase the repurchase capacity under the program. Cash proceeds received from stock option exercises during the nine months ended September 30, 2021 were $4 million. As of September 30, 2021, the Company had $354 million of remaining availability under its program. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company amended the credit agreement for its revolving credit facility and term loan B. The amendment placed the Company into a relief period from July 15, 2020 through April 1, 2022 (“Relief Period”) that prohibited the use of cash for share repurchases during this period. On October 22, 2021, the Company renewed its credit agreement governing its revolving credit facility and term loan B, which terminated the Relief Period and eliminated the Relief Period restrictions regarding share repurchases and dividends. See Note 25—Subsequent Events for additional details.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, of which the Company paid $35 million at closing and an additional $20 million during the second quarter of 2021. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired), subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of: (i) $70 million paid in cash, $11 million of which was paid during the third quarter of 2021; (ii) $24 million of Travel + Leisure Co. stock (721,450 shares at a weighted average price per share of $32.51); and (iii) $10 million of contingent consideration based on achieving certain financial and operational metrics.

6.    Discontinued Operations
During 2018, the Company completed the spin-off of its hotel business (“Spin-off”) Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and the sale of its European vacation rentals business. As a result, the Company has classified the results of operations for these businesses as discontinued operations in its Condensed Consolidated Financial Statements and related notes. Discontinued operations include direct expenses clearly identifiable to the businesses being discontinued. The Company does not expect to incur significant ongoing expenses classified as discontinued operations except for certain tax adjustments that may be required as final tax returns are completed. The Company recognized a Loss on disposal of discontinued business, net of income taxes of $2 million during the nine months ended September 30, 2021.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	September 30, 2021	December 31, 2020
Vacation ownership contract receivables:
Securitized (a)	$2,136	$2,458
Non-securitized (b)	721	717
Vacation ownership contract receivables, gross	2,857	3,175
Less: Allowance for loan losses	565	693
Vacation ownership contract receivables, net	$2,292	$2,482

(a)Excludes $17 million and $23 million of accrued interest on securitized VOCRs as of September 30, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $5 million and $9 million of accrued interest on non-securitized VOCRs as of September 30, 2021 and December 31, 2020, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2021, the Company’s securitized VOCRs generated interest income of $76 million and $232 million. During the three and nine months ended September 30, 2020, the Company’s securitized VOCRs generated interest income of $92 million and $303 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income/(Loss).

During the nine months ended September 30, 2021 and 2020, the Company originated VOCRs of $544 million and $338 million, and received principal collections of $604 million and $543 million. The weighted average interest rate on outstanding VOCRs was 14.5% and 14.4% as of September 30, 2021 and December 31, 2020.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2020	$693
Provision for loan losses, net	120
Contract receivables write-offs, net	(248)
Allowance for loan losses as of September 30, 2021	$565

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses, net	391
Contract receivables write-offs, net	(350)
Allowance for loan losses as of September 30, 2020	$788

Due to the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). During 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to improvement in net new defaults the Company reduced the allowance resulting in a $21 million and $47 million increase to Vacation ownership interest sales and a corresponding $8 million and $17 million increase to Cost/(recovery) of vacation ownership interests during the three and nine months ended September 30, 2021 on the Condensed Consolidated Statements of Income/(Loss).

Estimating the amount of the COVID-19 related allowance involves the use of significant estimates and assumptions. Management based its estimates upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. Specifically, historical data indicated that net new defaults did not return to prior levels until 15-20 months after the peak in unemployment. As of September 30, 2021, given the significant amount of government assistance provided to consumers during the pandemic, the Company estimated default rates would remain elevated for approximately six months as these programs expire. The Company will continue to monitor this allowance as more information becomes available.

The Company recorded net provisions for loan losses of $49 million and $120 million as a reduction of net revenues during the three and nine months ended September 30, 2021, and $45 million and $391 million for the three and nine months ended September 30, 2020, inclusive of the aforementioned COVID-19 related adjustments.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,639	$756	$108	$75	$176	$2,754
31 - 60 days	16	20	10	2	1	49
61 - 90 days	8	11	6	1	1	27
91 - 120 days	8	9	9	1	—	27
Total (a)	$1,671	$796	$133	$79	$178	$2,857

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,706	$835	$160	$96	$221	$3,018
31 - 60 days	20	25	13	4	2	64
61 - 90 days	13	18	12	3	1	47
91 - 120 days	12	16	14	3	1	46
Total (a)	$1,751	$894	$199	$106	$225	$3,175

(a)Includes contracts under temporary deferment (up to 180 days). As of September 30, 2021 and December 31, 2020, contracts under deferment total $9 million and $37 million.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$406	$157	$5	$7	$29	$604
2020	259	125	19	6	42	451
2019	363	190	41	21	37	652
2018	257	129	29	15	26	456
2017	172	85	17	12	16	302
Prior	214	110	22	18	28	392
Total	$1,671	$796	$133	$79	$178	$2,857

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$424	$173	$11	$17	$55	$680
2019	476	269	67	27	70	909
2018	339	183	50	21	36	629
2017	220	115	31	16	22	404
2016	128	63	16	10	16	233
Prior	164	91	24	15	26	320
Total	$1,751	$894	$199	$106	$225	$3,175

8.    Inventory
Inventory consisted of (in millions):

	September 30, 2021	December 31, 2020
Completed VOI inventory	$1,021	$1,049
Estimated VOI recoveries, net	204	246
VOI construction in process	27	30
Inventory sold subject to repurchase	13	13
Vacation exchange credits and other	4	8
Land held for VOI development	1	1
Total inventory	$1,270	$1,347

The Company had net transfers of VOI inventory to property and equipment of $56 million and $28 million during the nine months ended September 30, 2021 and 2020.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded $48 million of reductions to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. These write-offs were included within Operating expenses on the Condensed Consolidated Statements of Income/(Loss), $38 million during the first quarter of 2020 and $10 million during the third quarter of 2020. The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2021 and beyond.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2020	$13	$31	$22	$17	$83
Purchases	2	25	1	55	83
Payments	(2)	(56)	(5)	(61)	(124)
September 30, 2021	$13	$—	$18	$11	$42

December 31, 2019	$43	$—	$—	$6	$49
Purchases	15	37	44	87	183
Payments	(39)	—	(22)	(83)	(144)
September 30, 2020	$19	$37	$22	$10	$88

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $65 million as of September 30, 2021.

9.    Property and Equipment
Property and equipment, net, consisted of (in millions):

	September 30, 2021	December 31, 2020
Capitalized software	$714	$694
Building and leasehold improvements	636	591
Furniture, fixtures and equipment	207	207
Land	30	30
Construction in progress	18	12
Finance leases	17	14
Total property and equipment	1,622	1,548
Less: Accumulated depreciation and amortization	944	882
Property and equipment, net	$678	$666

10.    Debt
The Company’s indebtedness consisted of (in millions):

	September 30, 2021	December 31, 2020
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,505	$1,893
USD bank conduit facility (due October 2022) (c)	314	168
AUD/NZD bank conduit facility (due April 2023) (d)	138	173
Total	$1,957	$2,234

Debt: (e)
$1.0 billion secured revolving credit facility (due May 2023) (f)	$—	$547
$300 million secured term loan B (due May 2025) (g)	289	291
$250 million 5.625% secured notes (due March 2021)	—	250
$650 million 4.25% secured notes (due March 2022) (h)	650	650
$400 million 3.90% secured notes (due March 2023) (i)	402	402
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (j)	345	344
$650 million 6.625% secured notes (due July 2026)	642	641
$400 million 6.00% secured notes (due April 2027) (k)	407	408
$350 million 4.625% secured notes (due March 2030)	345	345
Finance leases	7	7
Total	$3,386	$4,184

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.25 billion and $2.57 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2021 and December 31, 2020.
(b)The carrying amounts of the term notes are net of deferred financing costs of $16 million and $21 million as of September 30, 2021 and December 31, 2020.
(c)The Company has a borrowing capacity of $800 million under the USD bank conduit facility through October 2022. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than November 2023.
(d)The Company has a borrowing capacity of 250 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through April 2023. Borrowings under this facility are required to be repaid no later than May 2025.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $14 million and $16 million as of September 30, 2021 and December 31, 2020, and net of unamortized debt financing costs of $6 million and $7 million as of September 30, 2021 and December 31, 2020.
(f)The weighted average effective interest rate on borrowings from this facility were 3.19% and 3.02% as of September 30, 2021 and December 31, 2020. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. As of September 30, 2021, these borrowings have been repaid. On October 22, 2021, the Company renewed this facility, extending the commitment period through October 2026. See Note 25—Subsequent Events for additional details.

(g)The weighted average effective interest rate on borrowings from this facility was 2.39% and 2.93% as of September 30, 2021 and December 31, 2020.
(h)Includes less than $1 million of unamortized gains from the settlement of a derivative as of September 30, 2021 and December 31, 2020.
(i)Includes $2 million and $3 million of unamortized gains from the settlement of a derivative as of September 30, 2021 and December 31, 2020.
(j)Includes $4 million and $5 million of unamortized losses from the settlement of a derivative as of September 30, 2021 and December 31, 2020.
(k)Includes $10 million and $11 million of unamortized gains from the settlement of a derivative as of September 30, 2021 and December 31, 2020.

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

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2021, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$292	$656	$948
Between 1 and 2 years	484	407	891
Between 2 and 3 years	191	303	494
Between 3 and 4 years	192	280	472
Between 4 and 5 years	208	987	1,195
Thereafter	590	753	1,343
	$1,957	$3,386	$5,343

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of September 30, 2021, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,017	$1,000
Less: Outstanding borrowings	452	—
Less: Letters of credit	—	51
Available capacity	$565	$949

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

On July 15, 2020, the Company entered into an amendment to the Company’s credit agreement governing its revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment established a Relief Period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020 and was scheduled to end on April 1, 2022. The Credit Agreement Amendment increased the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. The maximum first lien leverage ratio for the test period ending September 30, 2021 was 6.75 to 1.0.

Beginning in the first quarter of 2021, and extending through the third quarter of 2021, the Credit Agreement Amendment provided that consolidated EBITDA (as defined in the credit agreement), for the purposes of the first lien leverage ratio, was to be measured based on the greater of either a trailing 12-months preceding the measurement date basis or an annualized basis. In addition, the Credit Agreement Amendment, among other changes, increased the interest rate applicable to borrowings under the Company’s secured revolving credit facility utilizing a tiered pricing grid based on the Company’s first lien leverage ratio in any quarter it exceeds 4.25 to 1.0, until the end of the Relief Period; added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter; and required the Company to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.0 to 1.0. Finally, the Credit Agreement Amendment amended the definition of “Material Adverse Effect” in the credit agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period. The Relief Period included certain restrictions on the use of cash including the prohibition of share repurchases. Additionally, the amendment limited the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment.

As of September 30, 2021, the Company’s interest coverage ratio was 3.6 to 1.0 and the first lien leverage ratio was 4.2 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2021, the Company was in compliance with the financial covenants described above. Under the Credit Agreement Amendment, when the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings increases, and the Company is subject to higher fees associated with its letters of credit, both of which are based on a tiered pricing grid. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, the Company became subject to higher fees associated with letters of credit and the interest rate on the revolver borrowings increased 25 basis points effective March 2, 2021.

On October 22, 2021, the Company renewed the credit agreement governing its revolving credit facility and term loan B. This renewal terminated the Relief Period and reestablished the tiered pricing grid that was in place prior to the Credit Agreement Amendment. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future changes based on the Company’s first lien leverage ratio which could serve to further reduce the interest rate if the ratio were to decrease to 3.75 to 1.0 or below. Additionally, the renewal eliminated restrictions regarding share repurchases, dividends, acquisitions, and the Relief Period minimum liquidity covenant. See Note 25—Subsequent Events for additional details.

Each of the Company’s non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2021, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $47 million and $147 million during the three and nine months ended September 30, 2021. Such amounts consisted primarily of interest on debt, excluding non-recourse vacation ownership debt, and included an offset of less than $1 million of capitalized interest during both the three and nine months ended September 30, 2021. Cash paid related to such interest was $160 million during the nine months ended September 30, 2021.

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

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $19 million and $63 million during the three and nine months ended September 30, 2021, and $26 million and $76 million during the three and nine months ended September 30, 2020, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income/(Loss). Cash paid related to such interest was $44 million and $56 million for the nine months ended September 30, 2021 and 2020.

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

Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying VOCRs and sells them to bankruptcy-remote entities. VOCRs qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. VOCRs are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s Condensed Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the VOCRs. The Company services the securitized VOCRs pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing VOCRs from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases, and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse against the Company for principal and interest.

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2021	December 31, 2020
Securitized contract receivables, gross (a)	$2,136	$2,458
Securitized restricted cash (b)	94	92
Interest receivables on securitized contract receivables (c)	17	23
Other assets (d)	6	5
Total SPE assets	2,253	2,578
Non-recourse term notes (e) (f)	1,505	1,893
Non-recourse conduit facilities (e)	452	341
Other liabilities (g)	7	2
Total SPE liabilities	1,964	2,236
SPE assets in excess of SPE liabilities	$289	$342

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
(f)Includes deferred financing costs of $16 million and $21 million as of September 30, 2021 and December 31, 2020, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $721 million and $717 million as of September 30, 2021 and December 31, 2020. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2021	December 31, 2020
SPE assets in excess of SPE liabilities	$289	$342
Non-securitized contract receivables	721	717
Less: Allowance for loan losses	565	693
Total, net	$445	$366

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

As of September 30, 2021, the Company had foreign exchange contracts which resulted in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of September 30, 2021 and 2020.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,292	$2,893	$2,482	$3,035
Liabilities
Debt (Level 2)	$5,343	$5,603	$6,418	$6,705

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2021 and 2020, the Company had no fair value interest rate hedges.
Losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2021 and 2020, were not material.

14.    Income Taxes
The Company files U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local or foreign income tax examinations for years prior to 2011.

The Company’s effective tax rate was 27.9% and (110.5)% for the three months ended September 30, 2021 and 2020; and 27.2% and 17.3% for the nine months ended September 30, 2021 and 2020. The effective tax rates during the three and nine months ended September 30, 2020 were significantly impacted by COVID-19, leading to a mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions that significantly reduced the Company’s overall effective tax rate in 2020. During the three months ended September 30, 2020, the Company reported a tax benefit on pre-tax income resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

The Company made income tax payments, net of tax refunds, of $91 million and $47 million during the nine months ended September 30, 2021 and 2020.

Tax positions are reviewed at least quarterly and adjusted as new information becomes available. The recoverability of deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, available tax planning strategies and forecasted operating earnings. These estimates of future taxable income inherently require significant judgment. To the extent it is considered more likely than not that a deferred tax asset will be not recovered, a valuation allowance is established. Due to various factors including negative impacts of COVID-19, the Company had net increases in its valuation allowances related to foreign tax credits and other deferred assets of $3 million and $8 million during the nine months ended September 30, 2021 and 2020.

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

The Company recorded $3 million and $24 million of employee retention tax credits for the three and nine months ended September 30, 2020, and an additional $2 million of employee retention tax credits during the nine months ended September 30, 2021, including credits from similar programs outside the U.S.

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

The table below presents certain information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$5	$7	$17	$24

Short-term lease cost	$3	$4	$10	$11

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$3	$2
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$1	$3	$2

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$82	$92
Operating lease liabilities	Accrued expenses and other liabilities	$141	$157

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$8	$8
Finance lease liabilities	Debt	$7	$7

Weighted average remaining lease term:
Operating leases		6.6 years	7.1 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.8%	5.9%
Finance leases		4.7%	5.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$28
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	3	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6	$9
Finance leases	3	6

The table below presents maturities of lease liabilities as of September 30, 2021 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2021	$8	$1
2022	31	4
2023	29	2
2024	28	1
2025	24	—
Thereafter	50	—
Total minimum lease payments	170	8
Less: Amount of lease payments representing interest	(29)	(1)
Present value of future minimum lease payments	$141	$7

Due to the impact of COVID-19 during the second quarter of 2020, the Company decided to abandon the remaining portion of its administrative offices in New Jersey. The Company was also notified that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. During the third quarter of 2020, the Company incurred $5 million of impairment charges related to right-of-use assets at closed sales centers within its Vacation Ownership segment.

16.    Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Travel + Leisure Co. Litigation
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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $15 million and $13 million as of September 30, 2021 and December 31, 2020. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2021, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $35 million in excess of recorded accruals. Such reserves and potential exposure are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 23—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available. As of September 30, 2021, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount of $1 million.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$—	$(114)
Other comprehensive loss	(27)	—	—	(27)
Balance, September 30, 2021	$(140)	$(1)	$—	$(141)

Tax
Balance, December 31, 2020	$97	$1	$—	$98
Other comprehensive loss	1	—	—	1
Balance, September 30, 2021	$98	$1	$—	$99

Net of Tax
Balance, December 31, 2020	$(16)	$—	$—	$(16)
Other comprehensive loss	(26)	—	—	(26)
Balance, September 30, 2021	$(42)	$—	$—	$(42)

	Foreign	Unrealized	Defined	Accumulated
	Currency	(Losses)/Gains	Benefit	Other
	Translation	on Cash Flow	Pension	Comprehensive
Pretax	Adjustments	Hedges	Plans	(Loss)/Income
Balance, December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive loss	(6)	—	—	(6)
Balance, September 30, 2020	$(154)	$(1)	$1	$(154)

Tax
Balance, December 31, 2019	$95	$1	$—	$96
Other comprehensive income	2	—	—	2
Balance, September 30, 2020	$97	$1	$—	$98

Net of Tax
Balance, December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive loss	(4)	—	—	(4)
Balance, September 30, 2020	$(57)	$—	$1	$(56)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

There were no reclassifications out of AOCL for the nine months ended September 30, 2021 or 2020.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2021, 11.3 million shares remain available.

Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2021, the Company granted incentive equity awards to key employees and senior officers totaling $34 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options. Of these awards, the NQs and the majority of RSUs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the nine months ended September 30, 2020, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the nine months ended September 30, 2021, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2020	Granted	Vested/Exercised (a)	Forfeitures (b)	Balance, September 30, 2021
RSUs
Number of RSUs	1.6	0.6	(0.4)	—	1.8	(c)
Weighted average grant price	$38.22	$58.61	$44.71	$—	$47.73

PSUs
Number of PSUs	0.3	0.1	—	—	0.4	(d)
Weighted average grant price	$42.57	$59.00	$—	$—	$48.18

SSARs
Number of SSARs	0.2	—	(0.2)	—	—	(e)
Weighted average grant price	$34.51	$—	$34.51	$—	$—

NQs
Number of NQs	2.3	0.1	(0.1)	—	2.3	(f)
Weighted average grant price	$44.15	$59.00	$44.50	$—	$45.32

(a)Upon exercise of NQs and SSARs and upon vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $58 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 2.6 years.
(d)There was no unrecognized compensation expense related to PSUs as these awards were not probable of vesting as of September 30, 2021. The maximum amount of compensation expense associated with these awards would be $8 million which would be recognized over a weighted average period of 2.3 years.
(e)As of September 30, 2021, all SSARs had been exercised and thus there was no unrecognized compensation expense.
(f)There were 0.9 million NQs which were exercisable as of September 30, 2021. These exercisable NQs will expire over a weighted average period of 7.2 years and carry a weighted average grant date fair value of $8.39. Unrecognized compensation expense for NQs was $9 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 2.5 years.

The fair values of stock options granted by the Company during 2021 and 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury STRIPS with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021	2020
Grant date fair value	$18.87	$7.27	-	$7.28
Grant date strike price	$59.00	$41.04
Expected volatility	44.80%	32.60%	-	32.88%
Expected life	6.25 years	6.25	-	7.50 years
Risk-free interest rate	1.09%	0.95%	-	1.03%
Projected dividend yield	3.12%	4.87%

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $8 million and $24 million during the three and nine months ended September 30, 2021, and $6 million and $14 million during the three and nine months ended September 30, 2020, related to incentive equity awards granted to key employees, senior officers, and non-employee directors.

The Company paid $9 million and $2 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2021 and 2020.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to grants under this plan during both the nine months ended September 30, 2021 and 2020.

19.    Segment Information
The Company has two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its segments to better align with how the segments are managed. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. With the formation of Travel + Leisure Group the Company decided that the operations of its Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2021	2020	2021	2020
Vacation Ownership	$660	$475	$1,708	$1,116
Travel and Membership	185	145	573	411
Total reportable segments	845	620	2,281	1,527
Corporate and other (a)	(6)	(6)	(17)	(12)
Total Company	$839	$614	$2,264	$1,515

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income/(loss) to Adjusted EBITDA	2021	2020	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$101	$40	$201	$(258)
Loss on disposal of discontinued business, net of income taxes	—	—	2	—
Provision/(benefit) for income taxes	39	(21)	76	(54)
Depreciation and amortization	31	32	93	94
Interest expense	47	52	147	138
Interest (income)	(1)	(2)	(1)	(5)
Stock-based compensation	8	6	24	14
Legacy items	2	1	6	2
COVID-19 related costs (b)	1	13	3	51
Asset impairments (c)	—	6	—	54
Exchange inventory write-off	—	10	—	48
Restructuring	—	2	(1)	27
Adjusted EBITDA	$228	$139	$550	$111

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2021	2020	2021	2020
Vacation Ownership	$177	$93	$377	$6
Travel and Membership	68	62	218	142
Total reportable segments	245	155	595	148
Corporate and other (a)	(17)	(16)	(45)	(37)
Total Company	$228	$139	$550	$111

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

Segment Assets (a)	September 30, 2021	December 31, 2020
Vacation Ownership	$4,738	$5,000
Travel and Membership	1,456	1,372
Total reportable segments	6,194	6,372
Corporate and other	407	1,241
Total Company	$6,601	$7,613

(a)Excludes investment in consolidated subsidiaries.

20.    COVID-19 Related Items
During the three months ended September 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(21)	$—	$—	$(21)	Vacation ownership interest sales
Recoveries	8	—	—	8	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	1	—	—	1	COVID-19 related costs
Total COVID-19	$(12)	$—	$—	$(12)

During the nine months ended September 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(47)	$—	$—	$(47)	Vacation ownership interest sales
Recoveries	17	—	—	17	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	2	—	1	3	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(29)	$—	$1	$(28)

During the three months ended September 30, 2020, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$11	$1	$2	$14	COVID-19 related costs
Exchange inventory write-off	—	10	—	10	Operating expenses
Asset impairments	6	—	—	6	Asset impairments
Lease related	1	—	—	1	Restructuring
Total COVID-19	$18	$11	$2	$31

During the nine months ended September 30, 2020, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$225	$—	$—	$225	Vacation ownership interest sales
Recoveries	(55)	—	—	(55)	Cost/(recovery) of vacation ownership interests

Employee compensation related and other	62	6	13	81	COVID-19 related costs
Asset impairments	20	34	—	54	Asset impairments/ Operating expenses
Exchange inventory write-off	—	48	—	48	Operating expenses
Lease related	2	22	—	24	Restructuring
Total COVID-19	$254	$110	$13	$377

Allowance for loan losses - Due to the closure of resorts and sales centers and the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net negative impact of this COVID-19 related provision on Adjusted EBITDA was $170 million for the nine months ended September 30, 2020.

During 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in a $21 million and $47 million increase to Vacation ownership interest sales during the three and nine months ended September 30, 2021 and a corresponding $8 million and $17 million increase to Cost/(recovery) of vacation ownership interests on the Condensed Consolidated Statements of Income/(Loss). The net positive impact of these adjustments on Adjusted EBITDA was $13 million and $30 million for the three and nine months ended September 30, 2021. The Company will continue to monitor this reserve as more information becomes available. Refer to Note 7—Vacation Ownership Contract Receivables for additional details.

Employee compensation related and other - During the three and nine months ended September 30, 2020, these costs included $9 million and $68 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees. These costs are inclusive of $3 million and $24 million of employee retention credits earned in connection with government programs, primarily the CARES Act.

Employee compensation related and other costs also included $5 million and $13 million of expenses during the three and nine months ended September 30, 2020 related to renegotiating or exiting certain agreements and other professional fees.

During the three and nine months ended September 30, 2021, the Company incurred an additional $1 million and $3 million employee related costs associated with benefits continuation, inclusive of $2 million of employee retention credits earned in connection with government programs for the nine months ended September 30, 2021.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	September 30, 2021
COVID-19 employee-related	$6	$1	$(6)	$1
	$6	$1	$(6)	$1

Asset impairments - During the three and nine months ended September 30, 2020, the Company incurred $6 million and $54 million of COVID-19 related impairments. These impairments include $6 million and $49 million recorded within Asset impairments on the Condensed Consolidated Statements of Income/(Loss) during each period as discussed in Note 21—Impairments, and $5 million included in Operating expenses during the nine months ended September 30, 2020.

Exchange inventory write-off - During the three and nine months ended September 30, 2020, the Company wrote-off $10 million and $48 million of exchange inventory, which is included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) as discussed in Note 8—Inventory.

Lease related - The Company also recognized $24 million of restructuring charges during the nine months ended September 30, 2020. This was driven by $22 million related to the New Jersey lease discussed in Note 22—Restructuring.

21.    Impairments
During the three and nine months ended September 30, 2020, the Company recorded $6 million and $50 million of asset impairments, of which $6 million and $49 million were COVID-19 related. In the first quarter of 2020, there were $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land and $4 million at the Travel and Membership segment related to the Love Home Swap trade name. In the second quarter of 2020, the Company recorded a $24 million impairment at the Travel and Membership segment related to the New Jersey lease and related fixed assets discussed in Note 22—Restructuring, a $6 million impairment for equity investments held at the Travel and Membership segment, and a $3 million impairment at the Vacation Ownership segment related to lease assets and furniture, fixtures and equipment. During the third quarter of 2020, $6 million of impairments were driven by leases and related fixed assets within the Vacation Ownership segment due to sales center closures. These impairments are included within the Asset impairments on the Condensed Consolidated Statements of Income/(Loss). The Company also recorded additional impairments of less than $1 million at the Vacation Ownership segment that were unrelated to COVID-19.

There were no impairment charges for the three and nine months ended September 30, 2021.

22.    Restructuring
2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter of 2020 that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at its Travel and Membership segment. The Company also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at its Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. During 2020, the Company reduced its restructuring liability by $12 million of cash payments. The remaining 2020 restructuring liability of $27 million is expected to be paid by the end of 2027.

The Company implemented other restructuring plans prior to 2020. The remaining liability of less than $1 million as of September 30, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of						Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		September 30, 2021
Personnel-related	$1	$—		$(1)	$—		$—
Facility-related	23	—		—	—		23
Marketing-related	2	(1)	(a)	—	3	(b)	4
	$26	$(1)		$(1)	$3		$27

(a)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(b)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.

23.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.

As of September 30, 2021, the Cendant separation and related liabilities of $13 million are comprised of $13 million for tax related liabilities and less than $1 million for other contingent and corporate liabilities. As of December 31, 2020, the Company had $13 million of Cendant separation-related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Travel + Leisure Co. entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement and the License, Development and Noncompetition Agreement.

On January 4, 2021, the Company and Wyndham Hotels entered into a letter agreement pursuant to which, among other things Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.

In accordance with these agreements governing the relationship between Travel + Leisure Co. and Wyndham Hotels, Travel + Leisure Co. assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the distribution, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Travel + Leisure Co. is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising or accrued prior to the distribution.

Travel + Leisure Co. entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. For both the three and nine months ended September 30, 2020, transition service agreement expenses were less than $1 million and included within General and administrative expense on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

Matters Related to the European Vacation Rentals Business
In connection with the sale of the Company’s European vacation rentals business to Awaze Limited (“Awaze”), formerly Compass IV Limited, an affiliate of Platinum Equity, LLC, the Company and Wyndham Hotels agreed to certain post-

closing credit support for the benefit of certain credit card service providers, a British travel association, and certain regulatory authorities to allow them to continue providing services or regulatory approval to the business. Post-closing credit support may be called if the business fails to meet its primary obligation to pay amounts when due. Awaze has provided an indemnification to Travel + Leisure Co. in the event that the post-closing credit support is enforced or called upon.

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2021. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at September 30, 2021. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to an approximate $81 million on a perpetual basis. These guarantees totaled $39 million at September 30, 2021. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s Investors Services and BB+ for Standard & Poor’s Rating Services (“S&P”) on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale will be shared two-thirds by Travel + Leisure Co. and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure Co. is responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during 2020, the Company posted a £58 million surety bond and a £36 million letter of credit ($78 million and $48 million as of September 30, 2021). During the third quarter of 2021, S&P upgraded Wyndham Hotels’ credit rating to BB+. In connection with the upgrade of Wyndham Hotels’ credit rating and as part of the settlement of other claims, the Company and the beneficiary of the bond have agreed to the release of the security in the fourth quarter of 2021.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2021, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of $44 million related to the sale of the European vacation rentals business. On October 22, 2021, the Company entered into a letter of intent to settle these post-closing adjustment claims for an immaterial amount, one-third of which is the responsibility of Wyndham Hotels.

Travel + Leisure Co. entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During both the three and nine months ended September 30, 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in 2020.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC (“Vacasa”) against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacations rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021.

In connection with the sale of the North American vacations rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the nine months ended September 30, 2021, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During the three and nine months ended September 30, 2020, transition service agreement expenses were less than $1 million and $1 million and transition service agreement income was less than $1 million and $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of Income/(Loss). These transition services ended in February 2021.

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

The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses during the nine months ended September 30, 2021 and 2020.

25.    Subsequent Events
Revolving Credit Facility Renewal
On October 22, 2021, the Company renewed the credit agreement governing its $1.0 billion revolving credit facility and term loan B, extending the end of the commitment period of the revolving credit facility from May 2023 to October 2026. This renewal terminated the Relief Period established by the July 15, 2020 Credit Agreement Amendment. The renewal stipulates a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 commencing with the December 31, 2021 period through June 30, 2022, after which time it will return to 4.25 to 1.0, the level in existence prior to the effective date of the Credit Agreement Amendment. The renewal also increased the interest coverage ratio (as defined in the Credit Agreement) to 2.5 to 1.0, the level existing prior to the effective date of the Credit Agreement Amendment, and eliminated restrictions regarding share repurchases, dividends, acquisitions, and the Relief Period minimum liquidity covenant.

The renewal reestablishes the annual interest rate in existence prior to the Credit Agreement Amendment which is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the Company’s first lien leverage ratio.

Sierra Timeshare 2021-2 Receivables Funding LLC
On October 26, 2021, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2021-2 Receivables Fundings LLC, with an initial principal amount of $350 million, secured by vacation ownership contract receivables and bearing interest at a weighted average coupon rate of 1.82%. The advance rate for this transaction was 98%.

Post-Closing Adjustments for the Sale of the European Vacation Rentals Business
During 2019, Awaze proposed certain post-closing adjustments of $44 million related to the sale of the European vacation rentals business. On October 22, 2021, the Company entered into a letter of intent to settle these post-closing adjustment claims for an immaterial amount, one-third of which is the responsibility of Wyndham Hotels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, uncertainty with respect to our ability to realize the benefits of the Travel + Leisure brand acquisition; the scope and duration of the novel coronavirus global pandemic (“COVID-19”), any resurgences and the pace of recovery; the timing of the widespread distribution and use of an effective vaccine or treatment for COVID-19; the potential impact of governmental, business and individuals’ actions in response to the COVID-19 pandemic and our related contingency plans, including reductions in investment in our business, vacation ownership interest sales and tour flow, and consumer demand and liquidity; our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital on reasonable terms, at a reasonable cost or at all; our ability and the ability of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) to maintain credit ratings; general economic conditions and unemployment rates, the performance of the financial and credit markets, the competition in and the economic environment for the leisure travel industry; risks associated with employees working remotely or operating with a reduced workforce; the impact of war, terrorist activity, political strife, severe weather events and other natural disasters, and pandemics (including COVID-19) or threats of pandemics; operating risks associated with the Vacation Ownership and Travel and Membership segments; uncertainties related to strategic transactions, including the spin-off of our hotels business, Wyndham Hotels, and any potential impact on our relationships with our customers, suppliers, employees and others with whom we have relationships, and possible disruption to our operations; our ability to execute on our strategy; the timing and amount of future dividends and share repurchases, if any, and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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
•Travel and Membership (formerly Panorama or Vacation Exchange)—operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates the go.travelandleisure.com, Travel + Leisure Travel Clubs, and Extra Holidays brands.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation (“Meredith”) for $100 million, of which we paid $35 million at closing and an additional $20 million during the second quarter of 2021. The remaining payments are to be completed by June 2024. This acquisition included Travel + Leisure’s branded travel clubs and their nearly 60,000 members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Meredith will continue to operate and monetize Travel + Leisure’s branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the New York Stock Exchange under the new ticker symbol TNL.

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

Impact of COVID-19 on Our Business
The results of operations for the three and nine months ended September 30, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our company, our customers, and our employees.

Our response to COVID-19 initially focused on the health and safety of our owners, members, guests, and employees when we closed the majority of our resorts and sales centers in early 2020. As a result, we significantly reduced our workforce and furloughed thousands of employees. As of September 30, 2021, we had reopened all of the resorts and sales offices in North America that we expect to reopen. The remaining closed resorts and sales offices that we intend to reopen are located in the South Pacific and are expected to reopen in 2021, contingent upon the lifting of government imposed travel restrictions. As a result of reopening substantially all of our resorts, the majority of furloughed employees have returned to work.

Given the significant impacts of COVID-19 on our business, our revenues have been negatively impacted. While revenues are continuing to recover, not all product and service lines have yet reached pre-pandemic levels, and we believe that COVID-19 will continue to have an adverse effect on our financial condition and results of operations in the near term. Despite some volatility with recent spikes in COVID-19 case-counts as a result of variants, in general, we are seeing a broad increase in consumer confidence as well as a reduction in travel restrictions. These factors combined with progress in the roll-out of vaccinations have continued to help travel sentiment improve. We expect that further improvements in travel sentiment will help with a broader recovery of our business.

Similar to the impact on revenue, COVID-19 also had a significant impact on our expenses. During the three and nine months ended September 30, 2020, we incurred $31 million and $377 million of COVID-19 related charges. During the three and nine months ended September 30, 2021 we reversed $12 million and $28 million of COVID-19 charges, primarily due to the COVID-19 related allowance for loan losses on vacation ownership contract receivables (“VOCRs”). We believe our COVID-19 related expenses will continue to be at a significantly lower level than we experienced in 2020. See Note 20—COVID-19 Related Items to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the impact COVID-19 had on our business.

Included in the $377 million of COVID-19 related charges during the nine months ended September 30, 2020 was a $225 million COVID-19 related loan loss provision recorded as a result of our evaluation of the impact of COVID-19 on our owners’ ability to repay their VOCRs. As we began to see an improvement in net new defaults and lower than expected unemployment rates, we reduced this provision by $20 million in the fourth quarter of 2020. During 2021, as a result of continued improvement in net new defaults, we further reduced this provision by $47 million during the nine months ended September 30, 2021.

As of September 30, 2021, given the significant amount of government assistance provided to consumers during the pandemic, we expect default risk to remain elevated for approximately six months as those programs expire. If unemployment rates or our collection experience for our VOCRs differ significantly from current expectations, we may need to further increase or decrease our allowance for loan losses for VOCRs.

As a precautionary measure to enhance liquidity during the pandemic, in the first quarter of 2020, we drew down our $1.0 billion revolving credit facility and suspended share repurchase activity. In the third quarter of 2020, we amended the credit agreement governing our revolving credit facility and term loan B, which provided financial covenant flexibility during the relief period spanning from July 15, 2020 through April 1, 2022 (the “Relief Period”). During the Relief Period we were prohibited from using cash for share repurchases but maintained our ability to pay dividends and make investments in our business. During 2021 we repaid our $1.0 billion revolving credit facility and our $250 million 5.625% secured notes which came due in March 2021. On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B, which terminated the Relief Period, establishing new thresholds for our financial covenant ratios and eliminating the restrictions regarding share repurchases, dividends, and acquisitions established by the 2020 amendment. See Other Information included in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional details on the renewal.

During 2020 we successfully executed $900 million of securitization financings and issued $650 million of senior secured notes due 2026 with an interest rate of 6.625%. In the first quarter of 2021 we closed on a $500 million securitization financing at a more favorable cost than any securitization transaction we have completed in the past. On October 26, 2021 we closed on a $350 million securitization financing, see Note 25—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. These transactions together with improving operational results reinforce our expectation that we will be able to maintain adequate liquidity.

As part of our reopening strategy, we focused on higher margin owner business by leveraging our owner upgrade pipeline. Prior to the pandemic, just under 40% of our sales transactions were to lower margin new owners as compared to 30% in the third quarter of 2021.

We also raised our credit standards and directed our marketing efforts towards higher Fair Isaac Corporation (“FICO”) scores, which we expect will continue to strengthen our receivables portfolio going forward. Additionally, we closed certain unprofitable marketing and sales locations and shifted marketing channels and resources to our most productive channels. All of these changes were designed to result in higher volume per guest (“VPG”), which is a measure of sales efficiency and is strongly correlated to profitability.

For certain of the events, uncertainties, trends, and risks associated with the impact of the COVID-19 pandemic on our future results and financial condition, see “Risks Related to the COVID-19 Pandemic” included in Part I, Item 1A in the Annual Report filed on Form 10-K with the SEC on February 24, 2021.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership (formerly Wyndham Vacation Clubs) and Travel and Membership (formerly Panorama or Vacation Exchange). In connection with the Travel + Leisure brand acquisition and creation of the Travel + Leisure Group business line, we decided that the operations of our Extra Holidays business, which focuses on direct to consumer bookings, better aligns with the operations of the new Travel + Leisure Group business line and therefore transitioned the management of this business to the Travel and Membership segment. As such, we reclassified the results of our Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2021 and 2020. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2021	2020	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$440	$256	72.3
Tours (in 000s) (b)	129	80	61.5
Volume Per Guest (“VPG”) (c)	$3,233	$3,039	6.4
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	256	214	19.9
Non-exchange	214	142	51.1
Total transactions	470	356	32.3
Revenue per transaction(f)
Exchange	$339	$300	13.2
Non-exchange	$214	$157	36.1
Total revenue per transaction	$282	$243	16.2
Average number of exchange members (in 000s) (g)	3,895	3,680	5.8

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2021 and 2020 (in millions):

	2021	2020
Vacation ownership interest sales, net	$344	$196
Loan loss provision	49	45
Gross VOI sales, net of Fee-for-Service sales	393	241
Fee-for-Service sales (1)	47	15
Gross VOI sales	$440	$256

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $28 million and $6 million Fee-for-Service commission revenues for the three months ended September 30, 2021 and 2020. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our 2020 operating statistics include the impacts of COVID-19 which were significantly negative for the travel industry, our company, our customers, and our employees. In response to COVID-19, our Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. These closures resulted in lower tours which negatively impacted gross VOI sales. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower transactions and revenue per transaction during 2020. Given the pace of COVID-19 vaccinations in the U.S., reduced travel restrictions, increased consumer confidence and pent-up leisure travel demand, we experienced significant improvements in VOI sales, tours, VPG, the number of Travel and Membership transactions, revenue per transaction, and average number of exchange members, finishing the first nine months of 2021 with increased momentum in these areas; however, not all product and service lines have yet returned to pre-pandemic levels. We expect the impact of COVID-19 on our operating statistics to continue through the remainder of 2021; however we do not expect to incur the level of COVID-19 expenses that we did in 2020.

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTEMBER 30, 2020
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2021	2020	Favorable/(Unfavorable)
Net revenues	$839	$614	$225
Expenses	653	550	(103)
Operating income	186	64	122
Other (income), net	—	(5)	(5)
Interest expense	47	52	5
Interest (income)	(1)	(2)	(1)
Income before income taxes	140	19	121
Provision/(benefit) for income taxes	39	(21)	(60)
Net income attributable to Travel + Leisure Co. shareholders	$101	$40	$61

Net revenues increased $225 million for the three months ended September 30, 2021, compared with the same period last year. In the third quarter of 2021, we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of the improvements in net new defaults, we released $21 million of the COVID-19 related allowance which positively impacted revenues and recorded a corresponding $8 million increase in cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $13 million.

Revenue growth of $224 million (36.5%) was favorably impacted by foreign currency of $1 million (0.2%). Excluding the impacts of foreign currency and the COVID-19 related provision release discussed above, the remaining revenue increase was primarily the result of:
•$164 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; partially offset by a decrease in consumer financing revenues driven by a lower average portfolio balance; and
•$39 million of increased revenues at our Travel and Membership segment driven by higher vacation transaction revenues as we continue to recover from the impacts of COVID-19.

Expenses increased $103 million for the three months ended September 30, 2021, compared with the same period last year. The increase in expenses of $102 million (18.5%) was unfavorably impacted by foreign currency of $1 million (0.2%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:
•$30 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales;
•$28 million increase in operating costs in support of higher Travel and Membership revenues;
•$21 million increase in the cost of VOIs sold primarily due to higher gross VOI sales and an $8 million reduction in estimated recoveries related to the partial release of our COVID-19 related provision;
•$20 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$16 million increase in marketing costs in support of increased revenue;
•$13 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$9 million increase in maintenance fees on unsold inventory; and
•$6 million increase in general and administrative expenses primarily due to higher employee-related costs.
These increases were partially offset by:
•$30 million decrease in COVID-19 related costs including employee compensation related costs ($13 million); the write-down of exchange inventory ($10 million); impairments ($6 million); and
•$7 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Interest expense decreased $5 million for the three months ended September 30, 2021 compared with the same period last year primarily due to repayment of the revolving credit facility and $250 million 5.625% notes in the first quarter of 2021.

Our effective tax rates were 27.9% and (110.5)% during the three months ended September 30, 2021 and 2020. The effective tax rate in the current year returned to a more normalized range after being significantly impacted in 2020 by COVID-19. Our effective tax rate in 2020 was significantly reduced due to a shift in the mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions. During the third quarter of 2020, we reported a tax benefit on pre-tax income resulting from the true-up of applying the revised forecasted effective tax rate to the prior quarter’s losses.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $61 million for the three months ended September 30, 2021 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2021	2020
Vacation Ownership	$660	$475
Travel and Membership	185	145
Total reportable segments	845	620
Corporate and other (a)	(6)	(6)
Total Company	$839	$614

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income attributable to Travel + Leisure Co. shareholders	$101	$40
Provision/(benefit) for income taxes	39	(21)
Depreciation and amortization	31	32
Interest expense	47	52
Interest (income)	(1)	(2)
Stock-based compensation	8	6
Legacy items	2	1
COVID-19 related costs (b)	1	13
Asset impairments	—	6
Exchange inventory write-off	—	10
Restructuring	—	2
Adjusted EBITDA	$228	$139

	Three Months Ended
	September 30,
Adjusted EBITDA	2021	2020
Vacation Ownership	$177	$93
Travel and Membership	68	62
Total reportable segments	245	155
Corporate and other (a)	(17)	(16)
Total Company	$228	$139

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

Vacation Ownership
Net revenues increased $185 million (38.9%) and Adjusted EBITDA increased $84 million (90.3%) during the three months ended September 30, 2021, compared with the same period of 2020. Net revenue and Adjusted EBITDA growth were not materially impacted by foreign currency.

The net revenue increase was primarily driven by:
•$152 million increase in gross VOI sales, net of Fee-for-Service sales, due to the ongoing recovery of our operations from the impact of COVID-19;
•$25 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$22 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by:
•$12 million decrease in consumer financing revenues primarily due to a lower average portfolio balance; and
•$4 million increase in our provision for loan losses inclusive of a $21 million release of our COVID-19 related allowance.

In addition to the drivers above, Adjusted EBITDA was further impacted by:
•$30 million increase in sales and commission expenses due to higher gross VOI sales;
•$21 million increase in the cost of VOIs sold primarily due to higher gross VOI sales and an $8 million reduction in estimated recoveries related to the partial release of our COVID-19 related provision;
•$20 million increase in property management expenses primarily due to higher management fees and reimbursable expenses;
•$13 million increase in marketing costs in support of increased revenue;
•$13 million increase in commission expense as a result of higher Fee-for-Service VOI sales; and
•$9 million increase in maintenance fees on unsold inventory.
These increases were partially offset by a $7 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $40 million and Adjusted EBITDA increased $6 million during the three months ended September 30, 2021, compared with the same period of 2020. Revenue growth of $39 million (26.9%) was favorably impacted by foreign currency of $1 million (0.7%). The Adjusted EBITDA growth of $6 million (9.7%) was not materially impacted by foreign currency.

Increases in net revenues excluding the impact of foreign currency were due to higher transaction revenue. Transactions increased 32% compared to the prior year as we continue to see recovery from the impact of COVID-19.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by the following operational costs in support of higher revenue:
•$24 million increase in cost of sales;
•$4 million increase in other operational expenses; and
•$3 million increase in marketing expense.

Corporate and other
Corporate Adjusted EBITDA decreased $1 million for the three months ended September 30, 2021 compared to 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2021	2020	Favorable/(Unfavorable)
Net revenues	$2,264	$1,515	$749
Expenses	1,841	1,705	(136)
Operating income/(loss)	423	(190)	613
Other (income), net	(2)	(11)	(9)
Interest expense	147	138	(9)
Interest (income)	(1)	(5)	(4)
Income/(loss) before income taxes	279	(312)	591
Provision/(benefit) for income taxes	76	(54)	(130)
Net income/(loss) from continuing operations	203	(258)	461
Loss on disposal of discontinued business, net of income taxes	(2)	—	(2)
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$201	$(258)	$459

Net revenues increased $749 million for the nine months ended September 30, 2021 compared with the same period last year. In the first quarter of 2020, we evaluated the potential impact of COVID-19 on our owner’s ability to repay their contract receivable and as a result of current and anticipated unemployment rates at that time, we recorded a $225 million COVID-19 related provision, which negatively impacted revenues, and a corresponding $55 million benefit to cost of vacation ownership interests, representing estimated recoveries related to this provision. These adjustments negatively impacted prior year Adjusted EBITDA by $170 million. During the nine months ended September 30, 2021, we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, resulting in a $47 million release, which positively impacted revenues, and a corresponding $17 million increase in cost of vacation ownership interests, representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $30 million.

Total revenue growth of $738 million (48.7%) was favorably impacted by foreign currency of $11 million (0.7%). Excluding the impacts of foreign currency and the COVID-19 related provision adjustments discussed above, the increase in net revenues was primarily the result of:
•$313 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, higher commission and property management revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; partially offset by a decrease in consumer financing revenues driven by a lower average portfolio balance; and
•$158 million of increased revenues at our Travel and Membership segment driven by higher vacation transaction revenues as we continue to recover from the impacts of COVID-19, partially offset by a decrease in subscription revenues driven by lower new owner sales in the timeshare industry.

Expenses increased $136 million for the nine months ended September 30, 2021 compared with the same period last year. The increase in expenses of $127 million (7.4%) was unfavorably impacted by foreign currency of $9 million (0.5%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:
•$130 million increase in the cost of VOIs sold primarily due to higher gross VOI sales, the absence of a $55 million benefit recorded in the prior year representing estimated recoveries related to the COVID-19 related provision, and a $17 million increase associated with the COVID-19 related provision release in the current year;
•$80 million increase in operating costs in support of higher Travel and Membership revenues;
•$41 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$35 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$29 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$27 million increase in sales and commission expenses the Vacation Ownership segment primarily due to higher gross VOI sales; and
•$13 million increase in marketing costs in support of increased revenue.

These increases were partially offset by:
•$205 million decrease in COVID-19 related costs including employee compensation related costs ($78 million); impairments ($54 million); the write-down of exchange inventory ($48 million) and restructuring charges ($25 million); and
•$13 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Other income, net of other expenses decreased $9 million for the nine months ended September 30, 2021 compared with the same period last year, primarily due to lower business interruption recoveries in 2021.

Interest expense increased $9 million for the nine months ended September 30, 2021 compared with the same period last year primarily due to interest on the $650 million 6.625% secured notes issued during the third quarter of 2020, partially offset by repayment of the revolving credit facility and $250 million 5.625% notes in the first quarter of 2021.

Our effective tax rates were 27.2% and 17.3% for the nine months ended September 30, 2021 and 2020. The effective tax rate in the current year returned to a more normalized range after being significantly impacted in 2020 by COVID-19. Our effective tax rate in 2020 was significantly reduced due to a shift in the mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders was $201 million for the nine months ended September 30, 2021, as compared to a Net loss attributable to Travel + Leisure Co. shareholders of $258 million during the same period last year.

Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2021	2020
Vacation Ownership	$1,708	$1,116
Travel and Membership	573	411
Total reportable segments	2,281	1,527
Corporate and other (a)	(17)	(12)
Total Company	$2,264	$1,515

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$201	$(258)
Loss on disposal of discontinued business, net of income taxes	2	—
Provision/(benefit) for income taxes	76	(54)
Depreciation and amortization	93	94
Interest expense	147	138
Interest (income)	(1)	(5)
Stock-based compensation	24	14
Legacy items	6	2
COVID-19 related costs (b)	3	51
Asset impairments (c)	—	54
Exchange inventory write-off	—	48
Restructuring	(1)	27
Adjusted EBITDA	$550	$111

	Nine Months Ended
	September 30,
Adjusted EBITDA	2021	2020
Vacation Ownership	$377	$6
Travel and Membership	218	142
Total reportable segments	595	148
Corporate and other (a)	(45)	(37)
Total Company	$550	$111

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
(c)Includes $5 million of bad debt expense related to a note receivable for the nine months ended September 30, 2021, included in Operating expenses on the Condensed Consolidated Statements of Income/(Loss) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Vacation Ownership
Net revenues increased $592 million and Adjusted EBITDA increased $371 million during the nine months ended September 30, 2021 compared with the same period of 2020. The net revenue growth of $585 million (52.4%) was favorably impacted by foreign currency of $7 million (0.6%) and the total Adjusted EBITDA growth of $369 million (6,150.0%) was favorably impacted by foreign currency of $2 million (33.3%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$272 million decrease in our provision for loan losses primarily due to the COVID-19 related allowance adjustments ($225 million provision recorded in the first quarter of 2020 and $47 million release during 2021);
•$262 million increase in gross VOI sales, net of Fee-for-Service sales, due to the ongoing recovery of our operations from the impact of COVID-19;
•$60 million increase in commission revenues as a result of higher Fee-for-Service VOI sales; and

•$47 million increase in property management revenues primarily due to higher management fees and reimbursable revenues.
These increases were partially offset by a $56 million decrease in consumer financing revenues primarily due to a lower average portfolio balance.
In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$130 million increase in the cost of VOIs sold primarily due to higher gross VOI sales, the absence of a $55 million benefit recorded in the first quarter of 2020 representing estimated recoveries related to the COVID-19 related provision, and a $17 million reduction in estimated recoveries related to the partial release of our COVID-19 related provision;
•$41 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$35 million increase in property management expenses primarily due to higher management fees and reimbursable expenses;
•$27 million increase in sales and commission expenses due to higher gross VOI sales;
•$11 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$8 million increase in marketing costs in support of increased revenue; and
•$7 million of lower proceeds from business interruption claims.
These increased expenses were partially offset by:
•$29 million decrease in COVID-19 related costs associated with workforce reduction; and
•$13 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $162 million and Adjusted EBITDA increased $76 million during the nine months ended September 30, 2021 compared with the same period of 2020. Revenue growth of $158 million (38.4%) was favorably impacted by foreign currency of $4 million (1.0%). Adjusted EBITDA growth of $77 million (54.2%) was unfavorably impacted by foreign currency of $1 million (0.7%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$165 million increase in transaction revenue driven by an increase in vacation transactions booked as we continue to recover from the impacts of COVID-19; partially offset by
•$7 million decrease in subscription revenue due to a 2.6% decrease in the average member count in our exchange business driven by lower new owner sales in the timeshare industry.

In addition to the revenue changes explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by the following operational costs in support of increased revenues:
•$80 million increase in cost of sales; and
•$5 million increase in marketing expense.
These increased expenses were partially offset by a $5 million decrease in general and administrative expenses resulting from staff reductions and cost savings initiatives implemented after the first quarter of 2020.

Corporate and other
Corporate Adjusted EBITDA decreased $8 million for the nine months ended September 30, 2021 compared to 2020 and was favorably impacted by foreign currency of $1 million. The decrease in Adjusted EBITDA of $9 million was primarily due to higher employee-related costs.

RESTRUCTURING PLANS
During 2020, we recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were notified in the second quarter of 2020 that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at the Travel and Membership segment. We also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. We reduced our restructuring liability by $12 million of cash payments in 2020 and another $1 million of cash payments during the nine months ended September 30, 2021. We also reversed $1 million of expense related to the reimbursement of prepaid licensing fees that were previously written-off, and increased the liability by $3 million of cash reimbursements during the current period at our Vacation Ownership segment. The remaining 2020 restructuring liability of $27 million is expected to be paid by the end of 2027.

We have other restructuring plans implemented prior to 2020. The remaining liability of less than $1 million as of September 30, 2021, is mostly personnel-related and is expected to be paid by the end of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

(In millions)	September 30, 2021	December 31, 2020	Change
Total assets	$6,601	$7,613	$(1,012)
Total liabilities	7,450	8,581	(1,131)
Total (deficit)	(849)	(968)	119

Total assets decreased by $1.01 billion from December 31, 2020 to September 30, 2021, primarily due to:
•$850 million decrease in Cash and cash equivalents primarily due to net repayments on the revolving credit facility, notes, and non-recourse debt, interest payments, payments associated with the acquisition of the Travel + Leisure brand, and dividend payments, partially offset by VOCR principal collections;
•$190 million decrease in Vacation ownership contract receivables, net, primarily due to principal collections and allowance for loan losses, partially offset by higher net VOI originations; and
•$77 million decrease in Inventory driven by VOI sales and lower estimated VOI recoveries, partially offset by purchases.

These decreases were partially offset by a $91 million increase in Other intangibles, net primarily related to the acquisition of the Travel + Leisure brand from Meredith.

Total liabilities decreased by $1.13 billion from December 31, 2020 to September 30, 2021, primarily due to:
•$53 million decrease in Deferred income due to increased usage of deferred VOI trial packages and VOI incentives as a result of owners and members returning to vacation as COVID-19 travel restrictions lifted;
•$277 million decrease in Non-recourse vacation ownership debt due to net repayments;
•$798 million decrease in Debt due to net repayments on the revolving credit facility and the $250 million notes repaid in March 2021; and
•$25 million decrease in Deferred income taxes, primarily due to installment sales partially offset by the allowance for bad debt.

These decreases were partially offset by a $24 million increase in Accrued expenses and other liabilities, primarily due to increases in employee related expenses and the purchase liability related to the acquisition of the Travel + Leisure brand, partially offset by decreases in accrued marketing, inventory obligations, accrued interest, and lease liabilities.

Total deficit decreased $119 million from December 31, 2020 to September 30, 2021, primarily due to $201 million of Net income attributable to Travel + Leisure Co. shareholders; partially offset by $81 million of dividends.

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

As a precautionary measure at the onset of the global pandemic, in March 2020 we fully drew down our revolving credit facility. Based on the recovery of our business to date, our strong liquidity position and ability to access secured debt capital markets, during 2021 we fully repaid the remaining outstanding revolver balance. The revolving credit facility has a total capacity of $1.0 billion. As of September 30, 2021, we had $949 million of available capacity, net of letters of credit.

We repaid our $250 million 5.625% secured notes which came due in March 2021.

On July 15, 2020, we amended our credit agreement governing our revolving credit facility and term loan B (“Credit Agreement Amendment”). The Credit Agreement Amendment established a Relief Period with respect to our secured revolving credit facility, which commenced on July 15, 2020, and was scheduled to end on April 1, 2022. Among other changes, this amendment added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the Credit Agreement Amendment and on or prior to the last day of the relevant fiscal quarter. On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B which resulted in the termination of this Relief Period and extends the commitment period for the revolving credit facility from May 2023 to October 2026. See Other Information included in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional details on the renewal.

During 2020 we successfully executed $900 million of securitization financings and issued $650 million senior secured notes due 2026 with an interest rate of 6.625%. We plan to continue to use our conduit facilities and non-recourse debt borrowings to finance VOCRs. During the first quarter of 2021, we closed on our first securitization financing transaction of the year. High demand allowed us to upsize the transaction and we closed on a $500 million securitization financing at a 98% advance rate and a company record low weighted average yield of 1.57%. We also called the notes issued in the securitization financing transaction that we closed in April of 2020 and included that collateral in the 2021 transaction, reducing the interest rate going forward on our non-recourse debt. On October 26, 2021, we closed on an additional $350 million securitization financing at a 98% advance rate and a weighted average yield of 1.82% (see Note 25—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details). These transactions positively impact our liquidity and reinforce our expectation that we will maintain adequate liquidity.

Our non-recourse timeshare receivables U.S. dollars (“USD”) bank conduit facility has a borrowing capacity of $800 million through October 2022, and had $486 million of available capacity as of September 30, 2021. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than November 2023.

Our non-recourse timeshare receivables Australian and New Zealand dollars (“AUD” and “NZD”) bank conduit facility has a borrowing capacity of A$250 million and NZ$48 million through April 2023 and had available capacity of $79 million as of September 30, 2021. Borrowings under this facility are required to be repaid no later than May 2025.

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

We adopted appropriate LIBOR replacement rate transition language into the agreements for the renewal of our USD bank conduit facility in 2020 and the renewal of the credit agreement governing the revolving credit facility and term loan B which closed on October 22, 2021. These agreements represented our largest exposure to LIBOR. We intend to include such language in our other relevant agreements prior to the end of 2021.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2021 and 2020 (in millions):

	2021	2020	Change
Cash provided by/(used in):
Operating activities	$435	$224	$211
Investing activities	(77)	(98)	21
Financing activities	(1,195)	775	(1,970)
Effects of changes in exchange rates on cash and cash equivalents	(6)	(5)	(1)
Net change in cash, cash equivalents and restricted cash	$(843)	$896	$(1,739)

Operating Activities
Net cash provided by operating activities was $435 million for the nine months ended September 30, 2021, compared to $224 million in the prior year. This $211 million increase was driven by a $459 million increase in net income; partially offset by a $203 million decrease in non-cash add-back items primarily due to a lower provision for loan losses and asset impairments, partially offset by deferred income taxes, and a $47 million increase in cash utilized for working capital.

Investing Activities
Net cash used in investing activities was $77 million for the nine months ended September 30, 2021, compared to $98 million in the prior year. This decrease was primarily related to $50 million of net investment purchases in 2020; partially offset by $37 million of cash payments for the acquisition of the Travel + Leisure brand in 2021.

Financing Activities
Net cash used in financing activities was $1.2 billion for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $775 million in the prior year. The variance was primarily due to the drawdown of the $1.0 billion secured revolving credit facility and $650 million note issuance in the prior year. During 2021 we had $250 million increased repayments on the revolving credit facility and notes, $178 million of higher net repayments of non-recourse debt, and a $19 million increase in deferred consideration payments mainly associated with the acquisition of the Travel + Leisure brand; partially offset by a $128 million decrease in share repurchases, and $33 million of decreased dividend payments.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. As part of our merger and acquisition strategy, we have made, and expect to continue to make, acquisition proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. We also seek to maintain a first lien leverage ratio below 4.25 to 1.0. Finally, over the long term we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors (“Board”).

During the nine months ended September 30, 2021, we spent $122 million on vacation ownership development projects (inventory). We expect that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. During 2021, we anticipate spending between $160 million and $180 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2022 through 2025 is expected to be between $140 million and $170 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2021, we spent $40 million on capital expenditures primarily for information technology and sales center improvement projects. During 2021, we anticipate spending between $60 million and $65 million on capital expenditures.

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

Stock Repurchase Program
On August 20, 2007, our Board authorized a stock repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises increase our repurchase capacity under the program. We had $354 million of remaining availability in our program as of September 30, 2021.

The amount and timing of specific repurchases are subject to applicable legal requirements and other factors, including capital allocation priorities and market conditions. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we amended the credit agreement for our revolving credit facility and term loan B. Among other changes, the Credit Agreement Amendment placed us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibited the use of cash for share repurchases during this period. On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B. The renewal eliminated the Relief Period restrictions on share repurchases, among other changes, and we expect to resume our share repurchase program in the 2021 fourth quarter. See Other Information included in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional details on the renewal.

Dividends
During the quarterly periods ended March 31, June 30, and September 30, 2021, we paid cash dividends of $0.30 per share ($79 million in aggregate). During the quarterly periods ended March 31, and June 30, 2020, we paid cash dividends of $0.50 per share, and in the quarterly period ended September 30, 2020, we paid cash dividends of $0.30 per share ($112 million in aggregate). On July 15, 2020, we amended the credit agreement governing our revolving credit facility and term loan B. Among other changes, the amendment placed us into a Relief Period which added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the amendment effective date and on or prior to the last day of the relevant fiscal quarter. Additionally, the amendment limited the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment. On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B. This terminated the Relief Period which, among other changes, eliminated the restrictions on dividends and the Relief Period minimum liquidity covenant established by the 2020 amendment. See Other Information included in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional details on the renewal.

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

The global spread of COVID-19 significantly impacted the travel industry, our company, our customers, and our employees. Our response to COVID-19 initially focused on the health and safety of our owners, members, guests and employees, when we closed the majority of our resorts and sales centers. We were also keenly focused on preserving cash, cutting costs and managing liquidity. While we have reopened all of the resorts and sales offices in North America that we expect to reopen, and expect to reopen our remaining locations in the South Pacific later this year, the continued impact of COVID-19 on our industry and business has led to a higher first lien leverage ratio which has begun to decrease and we expect will continue to decrease over time as the recovery in leisure travel continues. On July 15, 2020, we amended the credit agreement governing the revolving credit facility and term loan B. This amendment increased the maximum first lien leverage ratio and decreased the minimum interest coverage ratio allowed during the specified Relief Period, which was scheduled to continue through the first quarter of 2022. The Credit Agreement Amendment included certain restrictions on the use of cash during the Relief Period, including the prohibition of share repurchases and added a minimum liquidity covenant, which was to be tested quarterly and required us to maintain an interest coverage ratio (as defined in the credit agreement) of not less than 2.0 to 1.0. The maximum first lien leverage ratio for the test period ending September 30, 2021 was 6.75 to 1.0.

As of September 30, 2021, our first lien leverage ratio was 4.2 to 1.0 and our interest coverage ratio was 3.6 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2021, we were in compliance with the financial covenants described above. Under the Credit Agreement Amendment, when the first lien leverage ratio exceeds 4.25 to 1.0, the interest rate on revolver borrowings increases, and we are subject to higher fees associated with our letters of credit based on a tiered pricing grid. Given the first lien leverage ratio of 5.4 to 1.0 at December 31, 2020, we became subject to higher fees associated with letters of credit and the interest rate on the revolver borrowings increased 25 basis points effective March 2, 2021.

On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B. This renewal terminated the Relief Period and reestablished the tiered pricing grid that was in place prior to the Credit Agreement Amendment. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future changes based on our first lien leverage ratio which could serve to further reduce this rate if this ratio were to decrease to 3.75 to 1.0 or below. Additionally, the renewal eliminated restrictions regarding share repurchases, dividends, acquisitions, and the Relief Period minimum liquidity covenant established by the 2020 amendment. See Other Information included in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional details on the renewal.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2021, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

We believe that our USD bank conduit facility with a term through October 2022, and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $1.02 billion, along with our ability to issue term asset-backed securities, should provide sufficient liquidity for our expected sales pace, and we expect to have available liquidity to finance the sale of VOIs for the foreseeable future. As of September 30, 2021, we had $565 million of availability under these asset-backed conduit facilities.

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

During 2020 we completed $900 million of securitization financings and during the first quarter of 2021 we closed on a $500 million securitization financing at a 98% advance rate and a company record low weighted average yield of 1.57%. We also called the notes issued in the securitization financing transaction that we closed in April of 2020 and included that collateral in the 2021 transaction, reducing the interest rate going forward on our non-recourse debt. On October 26, 2021, we closed on an additional $350 million securitization financing at a 98% advance rate and a weighted average yield of 1.82%. See Note 25—Subsequent Events to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details. These transactions positively impact our liquidity and reinforce our expectation that we will maintain adequate liquidity.

We primarily utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $297 million outstanding as of September 30, 2021. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

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

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the 12-month periods set forth below (in millions):

	10/1/21 - 9/30/22	10/1/22 - 9/30/23	10/1/23 - 9/30/24	10/1/24 - 9/30/25	10/1/25 - 9/30/26	Thereafter	Total
Debt	$652	$405	$302	$280	$987	$753	$3,379
Non-recourse debt (a)	292	484	191	192	208	590	1,957
Purchase commitments (b)	268	129	101	98	123	192	911
Interest on debt (c)	218	183	153	137	92	75	858
Operating leases	32	30	28	26	16	38	170
Inventory sold subject to conditional repurchase (d)	35	30	—	—	—	—	65
Separation liabilities (e)	1	12	—	—	—	2	15
Finance leases	4	2	1	—	—	—	7
Other (f)	20	25	10	—	—	—	55
Total (g)	$1,522	$1,300	$786	$733	$1,426	$1,650	$7,417

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes (i) $720 million for marketing-related activities; (ii) $79 million relating to the development of vacation ownership properties, of which $18 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and (iii) $35 million for information technology activities.
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
(g)Excludes a $42 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2021 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $4 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2021, was $452 million in non-recourse debt and $289 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $5 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 16—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 23—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., matters related to the European vacation rentals business, and matters related to the North American vacation rentals business. Both notes are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 24, 2021, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2021, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2021:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2021	—	$—	—	$354,258,231
August 2021	—	—	—	$354,258,231
September 2021	—	—	—	$354,258,231
Total	—	$—	—	$354,258,231

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

Item 3.    Defaults upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
On October 22, 2021, Travel + Leisure Co. (the “Borrower”) entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of May 31, 2021, with Bank of America, N.A., as administrative agent, the several lenders and letter of credit issuers from time to time party thereto, and the other parties thereto (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), which initially provided for senior secured credit facilities in an aggregate principal amount of $1.3 billion, consisting of (i) a term loan in an aggregate principal amount of $300 million maturing in May 2025 and (ii) a revolving credit facility in an aggregate principal amount of $1.0 billion maturing in May 2023. The Borrower previously amended the Credit Agreement on July 15, 2020, when it entered into the First Amendment (the “First Amendment”) to the Credit Agreement to, among other things, increase the leverage-based financial covenant ratio, increase the interest rate applicable to borrowings under the revolving credit facility, add a new minimum liquidity covenant, modify certain negative covenants (including with respect to restrictions on permitted acquisitions and restricted payments) and lower the Interest Coverage Ratio (as defined in the Credit Agreement) during the period from July 15, 2020 through April 1, 2022.

Among other things, the Second Amendment:
•provides that the revolving credit facility will mature in October 2026;
•removes the First Amendment’s negative covenant modifications, including restrictions on the use of cash for repurchases of equity securities of the Company;
•resets the leverage-based financial covenant ratio to 4.75:1.0 through the second quarter of 2022 and 4.25:1.0 thereafter;
•reverts to the interest rate applicable to borrowings under the revolving credit facility place prior to the First Amendment;
•provides for an Interest Coverage Ratio of 2.5:1.0, the level existing prior to the First Amendment; and
•removes the minimum liquidity covenant imposed by the First Amendment.

Additionally, the First Amendment includes customary London Interbank Offered Rate (“LIBOR”) transition language providing for alternate interest rate options upon the cessation of LIBOR publication. The $1.0 billion aggregate commitment amount of the revolving credit facility remains unchanged. In addition, the maturity date of the term loan B under the Credit Agreement remains unchanged.

The foregoing summary description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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
10.1*
Second Amendment, dated as of October 22, 2021, to the Credit Agreement, dated as of May 31, 2018, among Travel + Leisure Co., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.

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

TRAVEL + LEISURE CO.

Date: October 27, 2021	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 27, 2021	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer