Form 10-K
period 2021-12-31
Travel & Leisure Co.
filed 2022-02-23
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, was $5,055,766,540. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2022, the registrant had outstanding 85,712,356 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA    A non-GAAP measure, defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses.
AOCL    Accumulated Other Comprehensive Loss
ARN    Alliance Reservations Network
ARPA    American Rescue Plan Act of 2021
AUD    Australian Dollar
Awaze    Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board    Board of Directors
CARES Act    Coronavirus Aid, Relief, and Economic Security Act
Company    Travel + Leisure Co. and its subsidiaries
COVID-19    Novel coronavirus global pandemic
Distribution    Pro rata distribution of Wyndham Hotels & Resorts, Inc. stock to Wyndham Worldwide Corporation’s shareholders
EPS    Earnings/(loss) Per Share
FASB    Financial Accounting Standards Board
First Amendment    The first amendment to the Company’s credit agreement governing its revolving credit facility and term loan B entered on July 15, 2020
GAAP    Generally Accepted Accounting Principles in the United States
LIBOR    London Interbank Offered Rate
Meredith    Meredith Corporation
Moody’s    Moody’s Investors Service, Inc.
NQ    Non-Qualified stock options
NYSE    New York Stock Exchange
NZD    New Zealand Dollar
PSU    Performance-vested Restricted Stock Units
Relief Period    Relief period of the First Amendment, spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company
RSU    Restricted Stock Unit
S&P    Standard & Poor’s Rating Services
SEC    Securities and Exchange Commission
Second Amendment    The renewal of the Company’s credit agreement governing its revolving credit facility and term loan B entered on October 22, 2021
SOFR    Secured Overnight Financing Rate
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
VOI     Vacation Ownership Interest
VPG    Volume Per Guest
Wyndham Hotels    Wyndham Hotels & Resorts, Inc.
Wyndham Worldwide    Wyndham Worldwide Corporation

PART I
Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions and unemployment rates, terrorism or acts of gun violence, political strife, war, pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to the scope, impact and duration of the novel coronavirus global pandemic (“COVID-19”), including resurgences, the pace of recovery, distribution and adoption of vaccines and treatments, and actions in response to the evolving pandemic by governments, businesses and individuals; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.travelandleisureco.com as soon as reasonably practicable after they are filed with or furnished to the SEC.

We maintain an internet site at http://www.travelandleisureco.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

ITEM 1.     BUSINESS
Company Overview
Travel + Leisure Co. is the world’s leading membership and leisure travel company, with nearly 20 travel brands across our resort, travel club, and lifestyle portfolio. We provide vacation experiences and travel inspiration to millions of owners, members, and subscribers through our products and services. Travel + Leisure Co. has the following business lines:

•Wyndham Destinations, the world’s largest vacation ownership company with more than 245 vacation club resort locations across the globe operating under the following brands: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, and Presidential Reserve by Wyndham.
•Panorama, the world’s foremost membership travel business that includes the largest vacation exchange company, RCI, and Panorama Travel Solutions, which operates business-to-business (“B2B”) travel membership programs. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap.
•Travel + Leisure Group, which offers travel services featuring top travel content and expertise, including Travel + Leisure Club, Travel + Leisure GO, and Extra Holidays.

History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation, which then expanded further through the addition of vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation (“Wyndham Worldwide”), to the holders of Cendant common stock. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol WYN.

On May 31, 2018, we established Wyndham Destinations, Inc. and completed the spin-off of our hotel business (“Spin-off”) into a separate publicly traded company, Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). This transaction was effected through a pro rata distribution of the new hotel entity’s stock to shareholders of Wyndham Worldwide (the “Distribution”). In connection with the Spin-off, we entered into certain agreements with Wyndham Hotels. See “Key Agreements Related to the Spin-Off” for more information. The two public companies have also entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-selling initiatives.

On January 5, 2021, we acquired the Travel + Leisure brand and all related assets from Meredith Corporation (“Meredith”). The acquisition created a strategic alliance between Travel + Leisure Co. and Meredith, with Meredith continuing to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the NYSE under the new ticker symbol TNL. See Note 5—Acquisitions to the Consolidated Financial Statements for more information.

Business Strategy
We are primarily focused on leisure travel and our mission is to “Put the World on Vacation.” Travel + Leisure Co. has been a leader in the travel membership business for over 50 years. Our strategy is to accelerate growth of our global businesses by broadening the strength of our cornerstone timeshare and exchange businesses and creating depth of leisure travel products and services through our business extensions, Panorama Travel Solutions and the Travel + Leisure Group.

BUSINESS DESCRIPTIONS
We report results of operations for our three umbrella business lines in the following financial reporting segments, which are described in more detail below:
•Vacation Ownership, comprised of Wyndham Destinations.
•Travel and Membership, comprised of Panorama and the Travel + Leisure Group.

Our business segments generate diversified revenue streams and significant cash flow. Prior to COVID-19, we generated 46% of our revenues from the sale of vacation ownership interests, and 40% of our revenues from our Fee-for-Service businesses. This split was 23% and 53% in 2020 as a result of COVID-19, partially recovering to 38% and 48% in 2021.

Our businesses have both domestic and international operations. During 2021, we derived 88% of our revenues in the United States (“U.S.”) and 12% internationally. For further details on our segment revenues, profits, assets and geographical operations, see Note 24—Segment Information to the Consolidated Financial Statements.

VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of fully-furnished vacation accommodations. Typically, the consumer purchases either a title to a fraction of a unit through a points-based system or a right to use a property for a specific period of time through a weekly interval system. This is referred to as a vacation ownership interest (“VOI”). Under a points-based system, owners often have advance reservation rights for a particular destination, and are free to redeem their points for various unit types and/or locations. In addition, points-owners can vary the length and frequency of product utilization.

According to a 2021 report issued by the American Resort Development Association, domestic vacation ownership sales were $4.9 billion during 2020. The pandemic impacted key industry performance measures in 2020 and industry sales decreased for the first time in more than a decade. In 2019, domestic vacation ownership interest sales were $10.5 billion and in 2018, industry sales were $10.2 billion.

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

Based on published industry data, owners express the following primary reasons for buying and continuing to own their timeshare:
•saving money on future vacation costs;
•location of resorts;
•overall flexibility to use different locations, unit types, and times of year;
•certainty of vacations; and
•certainty of quality accommodations.

Vacation Ownership Overview
Our Vacation Ownership reportable segment is comprised of our Wyndham Destinations branded business line, which is the world’s largest vacation ownership business. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the sales, and provide property management services to property owners’ associations. As of December 31, 2021, we had more than 245 vacation ownership resorts in the U.S., Canada, Mexico, Caribbean, and Asia Pacific that represent over 26,000 individual vacation ownership units and 833,000 owners of VOIs. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs.

Strategies
Our goal is to strengthen our leadership position in the vacation ownership industry and generate consistent and long-term value for our shareholders. To achieve this goal, we intend to pursue the following strategies:

Optimize the revenue potential of our existing owner base as well as enhance our upgrade pipeline through the addition of new owners. We have strong embedded revenue potential through our existing owner base: owners upgrade as vacation needs evolve. We earn interest revenue on our portfolio as well as club and resort management fees. We also seek to enhance our future upgrade pipeline through sales to new owners. On average, new owners double their initial VOI purchase within six years, resulting in predictable, high-margin future revenue streams.

Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchiser with approximately 9,000 affiliated hotels located in approximately 95 countries. The Wyndham loyalty program, Wyndham Rewards, has over 92 million enrolled members, many of whom fit our target new-customer demographic, providing us with a substantial customer sourcing opportunity to drive future VOI sales. We plan to increase this sales channel with initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. Volume per guest on affinity marketing tours is higher than other tours, helping to increase margins on new owner sales.

Add leisure or hospitality brands to our existing portfolio. The addition of brands will help us expand in existing markets or extend into new markets. New brands will also help with lead generation for new owner tours.

Maintain a capital-efficient inventory sourcing strategy to produce attractive returns and cash flow. We have a diverse inventory sourcing model, including self-developed inventory, Just-in-Time inventory, Fee-for-Service inventory, consumer loan defaults, and inventory reclaimed from owners’ associations or owners that allow us to generate VOI sales. Our capital-efficient inventory sourcing strategy has significantly increased return on invested capital since 2010.

Revenues and Operating Statistics
Our vacation ownership business derives a majority of its revenues from timeshare sales, with the remainder of revenues coming from consumer financing and property management fees.

Performance in our vacation ownership business is measured by the following key operating statistics:
•Gross vacation ownership interest sales — Sales of VOIs including Fee-for-Service sales, before the effect of loan loss provisions.
•Tours — Number of tours taken by guests in our efforts to sell VOIs.
•Volume per guest (“VPG”) — Gross VOI sales (excluding tele-sales upgrades, which are non-tour upgrade sales) divided by the number of tours. We have excluded non-tour upgrade sales in the calculation of VPG because they are generated by a different marketing channel.

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as off-site sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. We operate a tele-sales program designed to market upgrade sales to existing owners of our products. In total VOI upgrade sales represented 72% and 73% of our net VOI sales in 2021 and 2020.

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

Consumer Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. We fund and service loans through our wholly-owned consumer financing subsidiary, Wyndham Consumer Finance. Wyndham Consumer Finance performs loan financing, servicing, and related administrative functions.

We typically perform a credit investigation or other inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score and the amount of the down payment. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. Our weighted average FICO score on new originations was 736 and 735 for 2021 and 2020.

During 2021, we generated $780 million of receivables on $1.31 billion of gross VOI sales, net of Fee-for-Service sales, resulting in 60% of our VOI sales being financed. This level of financing is prior to the receipt of addenda cash. Addenda cash represents the cash received for full payment of a loan within 15 to 60 days of origination. After the application of addenda cash, we financed 53% of VOI sales during 2021.

We generally require a minimum down payment of 10% of the purchase price on all VOI sales and offer consumer financing for the remaining balance for up to 10 years. While the minimum down payment is generally 10%, our average down payment on financed VOI sales was 24% and 25% for 2021 and 2020. These loans are structured with equal monthly installments that fully amortize the principal by the final due date.

Similar to many other companies that provide consumer financing, we have historically securitized a majority of the receivables originated in connection with the sale of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility, generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility into term securitization facilities.

Our consumer financing subsidiary is responsible for the maintenance of contract receivables files as well as all customer service, billing, and collection activities related to our domestic loans. We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. Our consumer financing subsidiary also manages the selection and processing of loans pledged or to be pledged in our warehouse and term securitization facilities. As of December 31, 2021, 96% of our loan portfolio was current (not more than 30 days past due).

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance, and refurbishment of the units, and provide certain accounting and administrative services to property owners’ associations. The terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for automatic renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. As the owner of unsold VOIs, we pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we may enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold.

Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from travelers, generally resulting in higher revenue from sales of VOIs in the third quarter than in other quarters. Our seasonality has been and could continue to be impacted by COVID-19.

Competition
Our vacation ownership business principally competes with short-term vacation options such as lodging, cruise and home and apartment sharing services, as well as other timeshare developers. The leisure travel industry is large and highly competitive. We compete based on lifetime value, location, convenience, quality of accommodations, service levels, amenities, and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us in order to better understand our products and services.

The vacation ownership industry has consolidated over the last 15 years leaving multiple well-capitalized, branded companies including: Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, Holiday Inn Club Vacations, and Bluegreen Vacations. As an industry, we largely source potential new owner tours from different marketing channels, but there is overlap when consumers are members of more than one loyalty program and/or travel to more than one resort within a market. We compete for property acquisitions and partnerships with entities that have similar investment objectives. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small, independent vacation ownership companies, to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.

We generally do not face competition in our consumer financing business to finance our VOI sales. We do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.

TRAVEL AND MEMBERSHIP
Travel and Membership Overview
Our Travel and Membership segment is comprised of our branded business lines, Panorama and the Travel + Leisure Group, which operate a variety of travel businesses, including three vacation ownership exchange brands, travel clubs, direct-to-consumer rentals, and a home exchange network. These businesses are primarily Fee-for-Service, selling third-party inventory that provides stable revenue streams and produces strong cash flow.

We operate RCI, the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.7 million paid member families. Annual member retention is high and over the last three years we have retained on average 84% of the exchange memberships through our RCI, 7Across, and Love Home Swap networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

Our vacation exchange business has relationships with 4,200 affiliated vacation ownership resorts in approximately 110 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific.

Panorama Travel Solutions offers global discount travel membership clubs and custom travel technology solutions to business-to-business affinity partners including large employers, banks and retailers, trade associations and others via their operations in the U.S., Mexico, Asia, and Europe. Our travel technology platforms are powered by Alliance Reservations Network, a Panorama company, which has been operating travel booking technology since 1995. Members are acquired through affinity partnerships where the affinity partner would offer a travel club membership to affiliated groups, usually its customers, members and/or employees.

Following our acquisition of the Travel + Leisure brand, we established the Travel + Leisure Group to offer travelers a suite of products and services that bring the brand to life, including Travel + Leisure Club, a subscription travel club where members can dream, plan, book and go – all in one place. Subscribers have access to preferred pricing on featured itineraries inspired by editorial coverage, personalized concierge service, extra savings on more than a million travel options, and exclusive experiences, along with a complimentary subscription to Travel + Leisure magazine.

Strategies
Our goal is to grow our cornerstone vacation exchange business, optimize cash flow, and broaden our reach into the leisure travel markets to accelerate overall growth for the segment through our business extensions, Panorama Travel Solutions and the Travel + Leisure Group. To achieve this goal, we intend to pursue the following strategies:

Expand and enhance our products and services to increase wallet share, propensity, and retention within our member base. Through the addition of more inventory options for exchange and more travel products and services, Panorama seeks to enhance its core exchange business lines’ growth through greater share of consumers’ travel spend, increased member engagement, and reduced churn.

Offer B2B travel club solutions. We seek to grow our membership beyond the timeshare industry, expanding B2B partnerships across multiple sectors driving incremental transaction revenue and subscriptions. We offer white-label solutions to associations, organizations, and other closed-user groups in order for these groups to offer travel benefits to their communities which increases engagement and loyalty.

Grow our Direct-to-Consumer (“D2C”) travel club leveraging the Travel + Leisure brand and content. We plan to leverage Travel + Leisure, one of the world’s most influential travel brands, to expand our total addressable market and grow our subscription travel club by marketing to Travel + Leisure magazine subscribers and leisure travelers in general.

Revenues and Operating Statistics
Travel and Membership derives the majority of its revenues from annual membership dues and fees for facilitating exchange and non-exchange transactions and other travel accommodations and services. We also generate revenue from programs with affiliated resorts, club servicing, and loyalty programs, as well as additional products that provide exchange members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No single customer, developer, or group accounts for more than 10% of our revenues.

Performance in our Travel and Membership business has been measured by the following key operating statistics:
•Average number of exchange members — Represents paid members in our vacation exchange programs who are considered to be in good standing.
•Transactions — Represents the number of vacation bookings recognized as revenue during the period, net of cancellations.
•Revenue per transaction — Represents transactional revenue divided by transactions.

Sales and Marketing, Distribution and Customer Development
In the exchange business, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated vacation ownership developers sign agreements that have an average duration of three years. Our vacation exchange members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We acquire a small percentage of our members directly from online channels.

Panorama collaborates with affinity groups outside of the vacation ownership industry through our Panorama Travel Solutions business, which includes ARN. These affinity groups include employee benefit plans, professional associations, and other paid membership groups that are interested in providing travel benefits to their members to enhance customer loyalty, and in many cases, generate incremental fee streams.

The Travel + Leisure Group develops relationships directly with consumers through quality travel content and by marketing to both Travel + Leisure magazine subscribers and leisure travelers in general. We distribute our products and services through proprietary websites and call centers around the world. Customers are acquired through direct channels, partnerships with affinity groups, and third party acquisition sources.

Inventory
The properties our business makes available to travelers include vacation ownership and fractional resorts, homes, private residence clubs, and traditional hotel rooms. Only in rare cases do we acquire and take title of inventory, as our network supply is predominantly owned and provided by third-party affiliates and suppliers. We offer travelers flexibility to select preferred travel dates in a variety of lodging options. We leverage inventory comprised of VOIs and independently owned properties across our network of brands to maximize value for affiliates and members.

Seasonality
Our revenues from vacation exchange fees have traditionally been higher in the first quarter, which is generally when our vacation exchange members plan and book their vacations for the year. Our seasonality has been and could continue to be impacted by COVID-19.

Competition
Our global exchange business competes with other vacation exchange companies, most notably Interval International, certain timeshare developers and clubs that offer vacation exchange through their own internal networks of properties. This business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations.

Our non-exchange Travel and Membership businesses compete more broadly with the larger sector of leisure travel options including traditional travel agents, online travel agents, and travel clubs.

INTELLECTUAL PROPERTY
Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, logos, trade names, domain names, and other proprietary rights. The foregoing segment descriptions specify the brands that are used by each of our segments. Travel + Leisure Co. and its subsidiaries actively use or license for use all significant marks and domain names, and we own or have exclusive licenses to use these marks and domain names. In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure Co. the right to use the “Wyndham” trademark, “The Registry Collection” trademark, and certain other trademarks and intellectual property in our business. See “Key Agreements Related to the Spin-Off—License, Development and Noncompetition Agreement” for more information. We register the marks that we own in the U.S. Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law.
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

Timeshare Inventory Purchasing and Development
Our inventory sourcing activities are regulated under a number of different timeshare, condominium, and land sales disclosure statutes in many jurisdictions. We are generally subject to laws and regulations applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance, and taxation. In the U.S., these include the Fair Housing Act and the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder. In addition, we are subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Sales and Marketing Regulation
Our sales and marketing activities are highly regulated. In addition to regulations implementing laws enacted specifically for the timeshare industry, a wide variety of laws and regulations govern our sales and marketing activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission and states’ “Little FTC Acts” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, laws governing discount sales and buying clubs, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing, telemarketing and email marketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws, securities laws, subscription laws, and other consumer protection laws.

We must obtain the approval of numerous governmental authorities for our sales and marketing activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals. Our telemarketing activities are subject to regulation and enforcement activities including the federal Telephone Consumer Protection Act and “do not call” legislation, which may increase the cost of telemarketing activities and expose us to enforcement actions if we do not comply. We mitigate this risk by using permission-based marketing in some instances and have implemented procedures to comply with federal and state “do not call” regulations, including subscription to federal and certain state “do not call” registries and maintenance of an internal “do not call” list. Similarly, state and federal regulations may place limitations on our ability to engage our consumers in electronic mail marketing campaigns, including requirements applicable to the transmission of email messages with the primary purpose of advertising or promoting a commercial product or service. We have adopted email messaging practices responsive to the requirements of such regulations.

In addition, many jurisdictions, including many in the U.S., require that we file detailed registration or offering statements with regulatory authorities disclosing information regarding our VOIs, such as information concerning the intervals being offered, the project, resort or program to which the intervals relate, applicable timeshare plans, evidence of title, details regarding our business, the purchaser’s rights and obligations with respect to such intervals, and a description of the manner in which we intend to offer and advertise such intervals.

When we sell VOIs, local law grants the purchaser of a VOI the right to cancel a purchase contract during a specified rescission period following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by us.

Purchaser Financing Regulation
Our purchaser financing activities are subject to a number of laws and regulations including those of applicable supervisory agencies such as, in the U.S., the Consumer Financial Protection Bureau, the Federal Trade Commission, and the Financial Crimes Enforcement Network. These laws and regulations, some of which contain exceptions applicable to the timeshare industry, may include, among others, the Real Estate Settlement Procedures Act and Regulation X, the Truth In Lending Act and Regulation Z, the Federal Trade Commission Act, the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Fair Housing Act and implementing regulations, the Fair Debt Collection Practices Act, the Electronic Funds Transfer Act and Regulation E, unfair, deceptive or abusive acts or practices regulations and the Credit Practices rules, the USA PATRIOT Act, the Right to Financial Privacy Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, and the Bank Secrecy Act. Our purchaser financing activities are also subject to the laws and regulations of other jurisdictions, including, among others, laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer debt collection practices, mortgage disclosure, lender or mortgage loan originator licensing and registration and anti-money laundering.

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

HUMAN CAPITAL
Employee Profile
We recognize our employees as associates who bring our mission to put the world on vacation to life through their service to the world’s leading membership and leisure travel company.

Oversight and Management
Our human resources organization manages employment-related matters, including recruiting and hiring, onboarding, compensation planning, performance management, and professional development. Our Board of Directors (“Board”) and its committees also provide oversight on certain human capital matters, including diversity and inclusion initiatives. Our Corporate Governance Committee periodically reviews matters of corporate social responsibility and sustainability performance, including potential trends and impacts of environmental, social, and governance issues that affect human capital matters. Our Compensation Committee is responsible for periodically reviewing certain of our human capital programs, policies and procedures, including management succession planning and development. The Compensation Committee is also responsible for periodically reviewing incentives and risks related to our compensation programs. Furthermore, our Audit Committee discusses compliance risks related to human capital matters and periodically reviews and updates our Code of Business Conduct and Ethics to promote ethical behavior by all of our associates.

As the unprecedented events of 2020 suspended global travel, we recalibrated operations and drove agile, sustained connectivity to our worldwide team of associates, many of whom began to work remotely. We executed a workforce transformation aligned with the closure and reduction of operations around the world. Staffing related cost savings were achieved through a significant reduction in our workforce and the furlough of thousands of associates during 2020. Benefits were provided to associates for the duration of their furlough and severance was provided to associates that were separated from Travel + Leisure Co. As of December 31, 2021, we have reopened all of the resorts and sales offices in North America that we expect to reopen. The remaining closed resorts and sales offices that we intend to reopen are located in the South Pacific and are expected to reopen in 2022, contingent upon the lifting of government imposed travel restrictions. As a result of these reopenings the vast majority of our furloughed employees have returned to work.

As of December 31, 2021, our global team was comprised of more than 16,800 associates, more than 3,500 of whom work outside the U.S.; 14,100 associates support Vacation Ownership, 2,600 associates support Travel and Membership, and 100 associates comprise our corporate group. Less than 1% of our associates are subject to collective bargaining agreements governing their employment with our company.

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

•Programs focused on career progression include: formal talent reviews, succession planning, high-potential associate development programs, executive coaching, leader onboarding plans, new leader orientation and transition training, and tuition and certification reimbursement.

Inclusion and Diversity
We understand that a culture of rich inclusion and diversity enhances our performance and ability to serve our customers. We strive to cultivate an inclusive environment where each individual is embraced as they are, and where each associate feels appreciated, respected, and valued as a contributor at every level within the organization.
•Our inclusive talent acquisition strategy focuses on developing a diverse pipeline of candidates that includes applicants from a variety of backgrounds, cultures, and experiences. This includes women, diverse ethnicities, veterans, LGBTQIA+, those with disabilities, generational diversity, and more.
•Our Global Inclusion and Diversity Council (“GIDC”) is comprised of an associate-led global team of diverse senior and executive leaders. The mission of the GIDC is to foster, cultivate, and design actions to strengthen our culture and global communities, through inclusion, equitable opportunities, and social justice.
•We host voluntary, associate-led diversity resource groups for our Asian/Pacific Islander, Black/African American, Hispanic/Latinx, LGBTQIA+, Veteran, and Women associates. Diversity resource groups foster affiliation with colleagues across the business, and are designed to enable the personal growth, professional development, and retention of diverse talent. Participants have the opportunity to develop their careers through learning, leadership exposure, and business engagement. Our partnerships with inclusion and diversity organizations at national and regional levels provide a platform for our associates to develop leadership skills and gain inclusion and diversity education, while executives are given the opportunity to showcase thought leadership at sponsored programs and events.
•Our roadmap to drive progress in inclusion and diversity is guided by our goals of continuing to enhance a diverse talent pipeline to increase diverse representation at the director and above level, continued focus on diverse hires at all levels, and maintaining and growing our business relationships with companies that have diverse ownership.

We remain committed to “Listen, Learn, and Act” to sustain engagement and responsiveness. Travel + Leisure Co. President and CEO Michael Brown signed the CEO Diversity Action Pledge in partnership with CEO Action for Diversity & Inclusion, joining more than 2,000 global organizations who have pledged to act on supporting a more inclusive workplace for employees, communities, and society at large. Also Michael Brown was among 75 Central Florida leaders to sign the first-ever Orlando Economic Partnership Regional Corporate Pledge in 2020, committing to improve regional diversity, equity, and inclusion outcomes.

In an effort to improve employee diversity at the director-and-above level, we have implemented an approach where at least 50% of the candidate slate for any open employee position will be gender and/or ethnically diverse to the greatest extent practicable. During 2021, we improved diversity at the director-and-above level by 8%. During 2021, we had 6,102 active hires and our turnover rate was 62%, which is below the annual average for the industry for the proceeding five-year period per the U.S. Bureau of Labor Statistics.

As of December 31, 2021, 53% of our global associates were women, 44% were men, and 3% were not declared. Also at December 31, 2021, 53% of our global leaders with direct reports were men and 47% were women. The following table provides the global gender distribution by level:

Gender	Below Director	Director and above (a)
Female	54%	39%
Male	43%	61%
Undeclared	3%	—%
(a)Includes our executive officers which are 78% male and 22% female.

Our ethnic representation in the U.S as of December 31, 2021 was:
•49% White
•23% Hispanic/Latinx
•13% Black/African American
•8% Asian
•3% Two or more races
•2% Native Hawaiian/Other Pacific Islander

•1% Native American/American Indian
•1% Undeclared

The following table provides the U.S. ethnic diversity distribution by level:

	Below Director	Director and above (a)
White	47%	77%
Diverse	51%	22%
Undeclared	2%	1%
(a)Includes our executive officers which are 89% white and 11% diverse.

In addition to employee diversity, we have diverse representation on our Board, with four of our nine board members being gender and/or ethnically diverse.

Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent, fuel our business objectives, and reward performance. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 97% of our associates are eligible to participate in a company sponsored retirement plan or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan with a 10% discount from the fair market value at the grant date available to approximately 89% of our associates. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.

We believe in performance-based variable compensation programs that support a high performance environment. All of our managers participate in an annual incentive plan that most closely aligns with their role. Our sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. Approximately 50% of our associates participate in a variable pay incentive pay program.

Health & Safety
The health and safety of our associates is of the utmost importance. In response to the global pandemic, we created a COVID-19-specific plan for the safety and well-being of our associates, guests, and customers. This plan mirrored the direction from the Center for Disease Control (“CDC”) and Prevention guidelines for the U.S. and other equivalent government agencies in the regions where we operate globally. As part of our response, many of our employees worked remotely.

In response to many of our employees beginning to return to the office, we have adopted a global “We’ll Be Ready” return to work plan. This plan is a comprehensive and evolving resource outlining the protocols and actions we have taken to protect our associates including:
•Transitioning associates to work from home, or work a hybrid work schedule, wherever possible.
•Mandatory onsite temperature checks and health screenings at select locations.
•Requiring the use of masks onsite for unvaccinated associates and as required by local ordinance.
•Promotion of onsite social distancing.
•Requiring sick associates to stay home.
•Immediate contact tracing response.
•Enhanced onsite cleaning protocols in alignment with CDC, World Health Organization (“WHO”), and Occupational Safety and Health Administration (“OSHA”) protocols.
•Enhanced safety and health training specific to COVID-19.
•Vaccine education and incentive initiatives.
•Time off for associates who choose to be vaccinated.
•Required COVID-19 symptom awareness attestation.
•Certified “We’ll Be Ready” health and safety champions at all resorts and sale sites.

SOCIAL RESPONSIBILITY
We are committed to delivering stakeholder value through our Social Responsibility program, Full Circle, which remains an integral part of our company culture and global business operations. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued.

We are committed to sustainable business practices with a focus on social responsibility. Our 2025 environmental goals are to reduce carbon emissions 40% and water consumption 35% at our owned, managed, and leased assets (based on square foot intensity) compared to our 2010 baseline. We have also joined the U.S. Department of Energy’s Better Buildings Challenge with a goal to reduce energy usage intensity 20% within U.S. operations by 2024.

Compared to our 2010 baseline, we have reduced carbon emissions intensity 29% and exceeded our original water withdrawal goal of 25%, while increasing our overall portfolio square footage by 16%, which includes our managed resorts, corporate offices, and leased locations, including our sales and administrative offices and data centers. During 2021, we set a new goal to reduce our water withdrawal 35% by 2025. We have also set a goal to plant two million trees by 2025. As of December 31, 2021, we have planted more than 1.7 million trees. Part of our innovative approach to carbon sequestration measures is addressed through annual reforestation projects, protection of existing forests, and the sourcing of carbon neutral coffee. Our ongoing commitment to reduce carbon emissions includes the implementation of an offsite solar project and 17 onsite solar projects to-date.

With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village, Jack and Jill Late Stage Cancer Foundation, and our Associate Relief Fund. Our decades long history of partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low-income families in Florida the opportunity to choose the best education for their children. Most recently, we established the Travel + Leisure Charitable Foundation. This foundation will embrace a diverse and inclusive community through a variety of programs, including leadership training, mentoring opportunities, and educational support. Since its formation, the Travel + Leisure Charitable Foundation has partnered with the School Board of Orange County, Florida, to create the Travel + Leisure Eatonville scholarship program, which strives to promote educational excellence within the Eatonville community, the oldest African-American-incorporated municipality in the U.S., by providing scholarships to eligible students.

We are committed to being an employer and neighbor of choice in the communities where we have a presence. Our commitment is recognized through prestigious honors including Newsweek’s list of America’s Most Responsible Companies, the National LGBT Chamber of Commerce’s Best-of-the-Best, the National Veteran-Owned Business Association’s Top 2021 Best Corporations for Veteran’s Business Enterprises, Forbes’ America’s Best Large Employers, and the Human Rights Campaign Corporate Equality Index, among others.

We remain committed to the highest standards of ethics, integrity, and responsible business practices across our global operations. Published in 13 languages, our associate Code of Conduct reinforces ethical practices including the equal and fair treatment of associates, owners, and guests; health and safety; avoiding and reporting conflicts of interest; protecting our information; anti-corruption; and financial and reporting integrity. We encourage the reporting of any concerns without fear of retaliation through channels including our 24-hour integrity internal reporting hotline. Aligned with our stand against human trafficking, and in partnership with ECPAT International, we were the first vacation ownership company to sign the Tourism Child Protection Code of Conduct and to enforce required training and education for associates globally in order to protect children from exploitation.

Visit our website at investor.travelandleisureco.com/esg for additional information on our social responsibility activities and initiatives.

ENVIRONMENTAL COMPLIANCE
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

CLIMATE CHANGE
There has been public discussion that climate change is associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, and increased forest fires. We manage properties exposed to areas which are susceptible to adverse effects resulting from these conditions and disasters. Based upon insurable property values as of December 31, 2021, approximately 35% of our managed properties are located in Tier I windstorm exposure areas, approximately 20% are located in areas with a high level of flood risk; and approximately 20% are located in high-risk wildfire-prone states. It is possible that the weather conditions and other natural disasters associated with climate change could increase in frequency and/or severity in the future which could have a material adverse effect on our managed property portfolio, operating costs, and demand for our products and/or services.

KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between Travel + Leisure Co. and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. Additional or modified agreements, arrangements, and transactions, which would be negotiated at arm’s length, may be entered into in the future. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.

As of May 31, 2018, when the Spin-off was completed, Travel + Leisure Co. and Wyndham Hotels operated independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.5, 10.57, 10.58, 10.59, and 10.60.

Separation and Distribution Agreement
We entered into a Separation and Distribution Agreement with Wyndham Hotels regarding the principal actions taken or to be taken in connection with the Spin-off. The Separation and Distribution Agreement provided for the allocation of assets and liabilities between Travel + Leisure Co. and Wyndham Hotels and established certain rights and obligations between the parties following the Distribution.

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provided for those transfers of assets and assumptions of liabilities that were necessary in connection with the Spin-off so that Travel + Leisure Co. and Wyndham Hotels allocated the assets necessary to operate their respective businesses, and retain or assume the liabilities allocated to them in accordance with the separation plan. The Separation and Distribution Agreement also provided for the settlement or extinguishment of certain liabilities and other obligations among Travel + Leisure Co. and Wyndham Hotels. In particular, the Separation and Distribution Agreement provided that, subject to certain terms and conditions:
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

•Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain contingent and other corporate liabilities of Travel + Leisure Co. and Wyndham Hotels (“shared contingent liabilities”) in each case incurred prior to the Distribution, including our liabilities related to, arising out of or resulting from (i) certain terminated or divested businesses, (ii) certain general corporate matters of Travel + Leisure Co., and (iii) any actions with respect to the separation plan or the Distribution made or brought by any third party.
•Wyndham Hotels is entitled to receive one-third and Travel + Leisure Co. is entitled to receive two-thirds of the proceeds (or, in certain cases, a portion thereof) from certain contingent and other corporate assets of Travel + Leisure Co. and Wyndham Hotels (“shared contingent assets”) arising or accrued prior to the Distribution, including our assets related to, arising from or involving (i) certain terminated or divested businesses, and (ii) certain general corporate matters of Travel + Leisure Co.
•In connection with the sale of our European vacation rentals business, Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain shared contingent liabilities and certain shared contingent assets.
•Except as otherwise provided in the Separation and Distribution Agreement or any ancillary agreement, the corporate costs and expenses relating to the Spin-off will be paid by the party with whom such costs were incurred, from a separate account maintained by each of Wyndham Hotels and Travel + Leisure Co. and established prior to completion of the Spin-off on terms agreed upon by Wyndham Hotels and Travel + Leisure Co. and, to the extent the funds in such separate account are not sufficient to satisfy such costs and expenses, be treated as shared contingent liabilities (as described above).
•All of our assets and liabilities (whether accrued, contingent or otherwise) other than the SpinCo assets and SpinCo liabilities, subject to certain exceptions (including the shared contingent assets and shared contingent liabilities), have been retained by or transferred to Travel + Leisure Co., except as set forth in the Separation and Distribution Agreement or one of the other agreements described below.

Release of Claims and Indemnification. Travel + Leisure Co. and Wyndham Hotels have agreed to broad releases pursuant to which each releases the other and certain related persons specified in the Separation and Distribution Agreement from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or alleged to occur or to have failed to occur or any conditions existing or alleged to exist at or prior to the time of the Distribution. These releases are subject to certain exceptions set forth in the Separation and Distribution Agreement and the ancillary agreements. The Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Separation and Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Wyndham Hotels’ business with Wyndham Hotels, and financial responsibility for the obligations and liabilities of Travel + Leisure Co.’s business with Travel + Leisure Co. Specifically, each party will, and will cause its subsidiaries to, indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of its and their respective officers, directors, employees and agents for any losses arising out of, by reason of or otherwise in connection with:
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

Employee Matters Agreement
We are party to an Employee Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and Travel + Leisure Co. following the Spin-off. The Employee Matters Agreement addresses the allocation of employees between Wyndham Hotels and Travel + Leisure Co. as well as other employment, compensation and benefits-related matters. As of January 1, 2021, Wyndham Hotels’ employees no longer participate in Travel + Leisure Co.’s plans or programs, and Wyndham Hotels has established plans or programs for their employees as described in the Employee Matters Agreement.

Tax Matters Agreement
We have a Tax Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and Travel + Leisure Co. following the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. As a former subsidiary of Travel + Leisure Co., Wyndham Hotels has joint and several liability with us to the U.S. Internal Revenue Service (“IRS”) for the combined U.S. federal income taxes of the Travel + Leisure Co. consolidated group relating to the taxable periods in which Wyndham Hotels was part of that group. In general, the Tax Matters Agreement specifies that Wyndham Hotels will bear one-third, and Travel + Leisure Co. two-thirds, of this tax liability, and Wyndham Hotels has agreed to indemnify us against any amounts for which we are not responsible including subject to the next sentence. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the Spin-off is not tax-free. In general, if a party’s actions cause the Spin-off not to be tax-free, that party will be responsible for the payment of any resulting tax liabilities (and will indemnify the other party with respect thereto). The Tax Matters Agreement provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business. Although valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

License, Development and Noncompetition Agreement
In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure Co. the right to use the “Wyndham” trademark, “The Registry Collection” trademark and certain other trademarks and intellectual property in our business. This right is generally limited to use in connection with our vacation ownership and vacation exchange businesses, with certain limited exceptions. This agreement has a term of 100 years with an option for us to extend the term for an additional 30 years. We will pay Wyndham Hotels certain royalties and other fees under this agreement.

Additionally, the License, Development and Noncompetition Agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict us and Wyndham Hotels from competing with the other party’s business (subject to customary carve-outs) for the first 25 years of the term of the License, Development and Noncompetition Agreement, and we may extend the term of these non-compete obligations for an additional five year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co., must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. Additionally, if either party engages in a project that has a component that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co., must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. In January 2021, Travel + Leisure Co. and Wyndham Hotels entered into a letter agreement pursuant to which, among other things, Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.

ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. Based on the information currently known to us, we believe that the following information identifies the material risk factors affecting our company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material risks may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business and Our Industry
We may not be able to achieve the objectives of our acquisition of the Travel + Leisure brand or the future prospects and plans for Travel + Leisure Co.
On January 5, 2021, we acquired the Travel + Leisure brand and all related assets from Meredith Corporation. On February 17, 2021, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co., and began trading under the ticker symbol NYSE: TNL. See Note 5—Acquisitions to the Consolidated Financial Statements for information concerning this acquisition.

The expected results of the transaction and the future prospects for, and plans of, our company, including our strategies to accelerate growth of our global businesses by broadening the strength of our cornerstone timeshare and exchange businesses and creating depth of leisure travel products and services through our business extensions, are subject to a number of risks and uncertainties, many of which are beyond our control.

Promotion activities associated with our businesses may not yield increased revenue in the time expected or at all, and, even if revenue does increase, it may not be sufficient to offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our businesses and brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract or retain customers to the extent necessary to realize a sufficient return with respect to the acquisition and our rebranding efforts, which would adversely impact our business, results of operations, and financial condition.

In addition, a portion of the value associated with the Travel + Leisure brand is derived from the long-standing commitment to high-quality, independent travel journalism by Travel + Leisure magazine and associated media properties, which continue to be operated by Meredith outside of our control. If the quality or reach of such media properties deteriorates in the future, it could negatively impact the perception of the Travel + Leisure brand and adversely impact our business.

The timeshare industry is highly competitive and we are subject to risks related to competition that may adversely affect our performance.
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. The continued success and future growth of our timeshare and exchange businesses, depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing, and other resources than we have. We principally compete with short-term vacation options such as lodging, cruise, and home and apartment sharing services, as well as other timeshare developers. We compete based on brand name recognition and reputation, lifetime value, location, convenience, quality accommodations, service levels, amenities, and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us to better understand our products and services. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

Our RCI exchange business depends on vacation ownership developers for new members and existing members and participants to renew their memberships and engage in exchange and non-exchange transactions. Our new owner enrollment volumes dropped significantly during the COVID-19 pandemic due to the industry wide drop in VOI sales to new owners. Although new owner sales levels have recovered from their lows in 2020, they have not yet returned to pre-pandemic levels and there is no assurance that they will recover in the timeframe or at the levels that we expect. Developers and members also supply resort accommodations for use in exchanges. If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our RCI network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. The failure to secure the renewal of affiliation agreements with developers that have corporate member relationships, where the developer renews RCI membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliate agreements with resort developers is also impacted by consolidation in the vacation ownership industry. For example, in connection with the acquisition of Welk Hospitality Group, Inc. (“Welk”) by Marriott Vacations Worldwide Corporation, the RCI contract with Welk was terminated. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership business for customers, projects, and talent.

Our new business extensions operate in a highly competitive global environment and may take longer than expected to achieve the levels of revenues, customer acceptance and profitability we expect.
As we continue to expand our business into the broader leisure travel industry, we will be adversely impacted if we cannot compete effectively. There are a great number of existing competitive travel services, some of which have significantly greater financial, marketing, and other resources than we have, and while the market is currently fragmented, existing travel service companies as well as new entrants may adversely impact our ability to achieve the level of revenues, transactions, and profitability we expect.

Our Travel + Leisure Group’s subscription business is largely dependent on the success of our direct-to-consumer marketing efforts and the willingness of consumers to subscribe to the Travel + Leisure Club for access to preferred travel pricing, exclusive experiences and customized concierge services. Our Panorama Travel Solutions business is largely dependent on the success of marketing efforts to closed user groups through partner brands and the subsequent propensity of the members of those groups to use the platform for their travel bookings and upgrade to receive premium services. Both businesses are also reliant on our ability to leverage new and existing relationships with travel suppliers, including hotels, airlines, rental car companies, and wholesale suppliers, and their willingness to distribute products and services through our platforms. There is no assurance that these efforts will be successful within the timeframe or at the levels we expect.

We will also need to regularly update our technology infrastructure to continually changing conditions, needs, and advancements, which may not at all times occur in the time or in the manner needed to achieve our desired results.

While many of our activities in establishing and implementing each of these business extensions are using our existing expertise, resources and technologies, these subscription business extensions can be expected to require us to utilize and augment resources, including management and other personnel, beyond those required by our historic business offerings and, as a result, subject us to greater risks and uncertainties than historically considered for our core timeshare and exchange businesses.

Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to costs, fines or lawsuits.
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our guests, shareholders and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information, guest travel documents, other identification documents, account numbers, and other personally identifiable information. We are subject to attack by cyber-criminals operating on a global basis attempting to gain access to such information, and the integrity and protection of that guest, shareholder, and employee data is critical to us.

While we maintain what we believe are reasonable security controls over personal and proprietary information, including the personal information of guests, shareholders, and employees, any breach of or breakdown in our systems that results in the theft, loss, fraudulent use or other unauthorized release of personal, confidential or other proprietary information or other data could nevertheless occur and persist for an extended period of time without detection, which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

Data breaches, viruses, ransomware and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security issues exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us.

While we have not incurred any material adverse impact on our operations or financial results as a result of a cyber-attack, there is no guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, costs and profitability.

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. For example, in the U.S., California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020. The CCPA provides to California consumers certain new access, deletion and opt-out rights related to their personal information, imposes civil penalties for violations and affords, in certain cases, a private right of action for data breaches. The CCPA was amended in November 2020 with passage of the California Privacy Rights Act (“CPRA”) ballot initiative, adding further consumer rights and compliance obligations. Complying with the CCPA has increased our compliance cost and compliance with additional provisions of CCPA and CPRA that will take effect in 2023 could increase these costs further. Similar legislation has been proposed or adopted in other states (for example, the Virginia Consumer Data Protection Act that is also going into effect in 2023). Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Moreover, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive or burdensome than those in the United States. For example, the European Union (“E.U.”)

General Data Protection Regulation (“GDPR”) imposes significant obligations to businesses that sell products or services to E.U. customers or otherwise control or process personal data of E.U. residents. Complying with GDPR caused us to update certain business practices and systems and incur costs related to continued compliance with GDPR and other international laws and regulations. In addition, should we violate or not comply with the CCPA, GDPR or any other applicable laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

Our information technology infrastructure, including but not limited to our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems, has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses, ransomware and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies, we may continue to face start-up issues that may negatively impact guests. The increased scope and complexity of our information technology infrastructure and systems could contribute to the risk of future material security breaches or breakdowns, any of which could have a material adverse impact on our business, brands, reputation and results of operations.

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

On May 9, 2018, we completed the sale of our European vacation rentals business and, on October 22, 2019, we completed the sale of our North American vacation rentals business. Dispositions of businesses, such as our European and North American vacation rentals transactions, pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations. See Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to the European vacation rentals business and the North American vacation rentals business and Note 7—Held-for-Sale Business to the Consolidated Financial Statements for more details on the North American vacation rentals transaction.

On August 7, 2019, we completed the acquisition of Alliance Reservations Network, a company that provides private-label travel booking technology solutions, and on January 5, 2021, we completed the acquisition of the Travel + Leisure brand of Meredith. Acquisitions of businesses, such as the ARN transaction, could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. See Note 5—Acquisitions to the Consolidated Financial Statements for a description of the consideration paid in connection with these acquisitions.

Acquisitions may also be structured in such a way that we will be assuming unknown or undisclosed liabilities or obligations or we may incur unanticipated costs or expenses following the acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, reductions in personnel, unexpected penalties or enforcement actions, and other liabilities. Moreover, we may be unable to efficiently integrate acquisitions, management attention and other resources may be diverted away from other potentially more profitable areas of our business and in some cases these acquisitions may turn out to be less compatible with our growth and operational strategy than originally anticipated. The success of our acquisitions is also subject to other risks, including, among others:
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
Declines in or disruptions to the travel industry have in the past adversely impacted us and any future declines or disruptions are also likely to adversely impact us. Risks affecting the travel industry can be localized events or global in nature and include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; political and regional strife; natural disasters such as earthquakes, hurricanes, fires, floods and volcano eruptions; war; concerns with, and increased governmental regulations in response to, pandemics, contagious diseases or health epidemics such as the continuing COVID-19 pandemic; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

There has also been public discussion that climate change is associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, increased forest fires, and other factors that may adversely impact the accessibility or desirability of travel to certain locations. Additionally, increased regulations related to climate change could have an adverse impact on the leisure travel industry generally.

Any of the foregoing disruptions would likely adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations, and our new business extensions, thereby impacting our operations and the trading price of our common stock. Further, Travel + Leisure Co. develops and manages resort properties throughout the world, a portion of which are in areas with greater exposure to the adverse effects of severe weather events and other natural disasters associated with climate change due to their location in coastal areas or states where wildfires are common, which could cause such resorts to suffer greater adverse effects from those events than the leisure travel industry faces in general.

For risks related to the COVID-19 pandemic, see “Risks Related to the COVID-19 Pandemic.”

We are subject to numerous business, financial, operating and other risks common to the travel industry, including timeshare, any of which could reduce our revenues and our ability to make distributions and limit opportunities for growth.
Our business is subject to numerous business, financial, operating and other risks common to the travel industry, including adverse changes with respect to any of the following:
•consumer travel and vacation patterns and consumer preferences;
•increased or unanticipated operating costs, including as a result of inflation;
•energy costs, labor shortages, including such shortages as have occurred during the COVID-19 pandemic, and labor costs such as minimum wage increases and unionization, workers' compensation and health-care related costs and insurance which may not be fully offset by price or fee increases in our business or otherwise;

•product and supply chain disruptions, such as have occurred during the COVID-19 pandemic;
•desirability of geographic regions where resorts in or affiliated with our businesses are located;
•the supply and demand for vacation ownership products and services, exchange services and products, and travel subscription services and products;
•seasonality in our businesses, which may cause fluctuations in our operating results;
•geographic concentrations of our operations and customers;
•the availability of acceptable financing and the cost of capital as they apply to us, our customers, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations;
•the quality of the services provided by affiliated resorts and properties in our exchange business or resorts in which we sell VOIs or by participants in the Wyndham Rewards loyalty program, which may adversely affect our image, reputation and brand value;
•overbuilding or excess capacity in one or more segments of the timeshare industry or in one or more geographic regions;
•our ability to conduct tours of our properties and generate new owners, both of which were significantly reduced during the continuance of the COVID-19 pandemic;
•our ability to accurately plan for or estimate future timeshare inventory needs, which was adversely impacted by the effect of COVID-19 on vacation ownership tours and VOI sales, and balance our supply of new and existing timeshare properties with consumer demand for those properties;
•success of any actions we may take in seeking to increase our vacation ownership contract receivables portfolio, which was adversely impacted by the effect of COVID-19 on vacation ownership tours and VOI sales;
•success of any actions we may take to increase our exchange membership levels, which were adversely impacted by the effect of COVID-19 on VOI sales;
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
•our effectiveness in keeping pace with technological developments, including with respect to social media platforms, as well as any failure to upgrade our technology infrastructure to meet changing customer interfacing needs, which could impair our competitive position;
•our ability to grow the membership base of our businesses;
•our ability to offer acceptable customer pricing for products and services;
•our ability to identify and obtain industry specific talent (including digital, sales, marketing, and operational leadership skills) to execute our growth strategy;
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
•impact of existing or future inflation;
•increases in maintenance fees, which could cause our product to become less attractive or less competitive;
•our ability to securitize the receivables that we originate in connection with sales of VOIs;
•defaults or delinquencies on loans to purchasers of VOIs who finance the purchase price of such vacation ownerships, which generally increase in times of economic downturn such as during the COVID-19 pandemic;
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
•laws, regulations and legislation internationally and domestically, and on a federal, state or local level, concerning the leisure travel industry, which may make the operation of our business more onerous, more expensive or less profitable;
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
Consumers increasingly use third-party internet travel intermediaries and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates from us to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of internet reservations for our affiliated resorts through their fees. As the use of these third-party reservation channels and peer-to-peer online networks increases, consumers may rely on these channels, adversely affecting our vacation ownership and vacation exchange brands, travel subscription businesses, reservation systems, bookings and rates.

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

During 2020, in response to the COVID-19 pandemic, we initiated a program permitting our owners to defer payment on their receivables to us in order to provide financial assistance to these owners during a period of unprecedented economic insecurity. While a majority of owners who participated in this deferral program resumed normal payments to us, financial difficulties of owners and customers arising from the continuation of the COVID-19 pandemic could result in increased payment defaults and delinquencies both during the continuation of, and following, the COVID-19 pandemic.

Also during 2020, in response to COVID-19, we substantially increased our loan loss allowance on our vacation ownership receivables portfolio. In the future, we could have to increase our loan loss allowance above average historic levels again, whether due to COVID-19 or other unexpected causes.

Our international operations are subject to additional risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks, including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of war, hostilities, or terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by non-U.S. citizens; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of assets by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any of these risks or any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates, could impact our results of operations, financial position or cash flows.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, including as a result of the change in the U.S. presidential administration, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, and which are being contemplated in the U.S. and certain other countries, and which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations.

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
We are a borrower of funds under credit facilities, credit lines, senior notes, and term loan and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations from time to time. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:
•our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and other debt instruments that contain cross-default provisions;
•we may be unable to comply with the terms of the financial covenants under our revolving credit facility or other debt agreements, including a breach of the financial ratio tests, which could result in a default and acceleration of the underlying revolver debt and under other debt instruments that contain cross-default provisions;
•our leverage may adversely affect our ability to obtain additional financing on favorable terms or at all;
•our leverage may require the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;
•negative ratings and/or downgrades of our debt by rating agencies could increase our borrowing costs and prevent us from obtaining additional financing on favorable terms or at all, such as when during the second quarter of 2020, Moody’s Investors Service, Inc. downgraded our secured debt rating from Ba2 to Ba3 with a “negative outlook;”
•failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions could result in losses;
•an inability to securitize our vacation ownership loan receivables on terms acceptable to us because of, among other factors, the performance of the vacation ownership loan receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership loan receivables and other credit we extend is greater than expected;
•breach of portfolio performance triggers under securitization transactions which if violated may result in a disruption or loss of cash flow from such transactions;
•a reduction in commitments from surety bond providers, which may impair our vacation ownership business by requiring us to escrow cash in order to meet regulatory requirements of certain states;
•prohibitive or increased cost, or inadequate availability, of capital could restrict the development or acquisition of vacation ownership resorts by us and the financing of purchases of VOIs;
•increases in interest rates, which would increase the cost of our existing variable rate debt and cost of our subsequent fixed rate debt, and which also may prevent us from passing along the full amount of such increases to purchasers of VOIs to whom we provide financing; and
•increases in interest rates on consumer financing to VOI purchasers could diminish our VOI sales;

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
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), previously announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. It is not possible to predict the effect of these changes, including the pace at which sufficient liquidity in the LIBOR replacement rate markets will develop. During 2021, the LIBOR rate administrator announced its intention to extend publication of LIBOR rates for most USD LIBOR tenors through June 30, 2023.

In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur under our debt agreements may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

We are subject to risks related to litigation.
We are subject to a number of claims and legal proceedings and the risk of future litigation as described in these Risk Factors and throughout this report and as may be updated in subsequent SEC filings from time to time, including, but not limited to, with respect to Cendant and the Spin-off. See further discussion in Note 20—Commitments and Contingencies and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements. We cannot predict with certainty the ultimate outcome or related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

Our operations are subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.
Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international, federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing timeshare (including required government registrations), consumer financings and other lending, information security, data protection and privacy (including the General Data Protection Regulation “GDPR”), credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. In the past, when we have been subjected to regulatory investigations, the amount of the fines involved were not material to our business, financial condition or results of operations. However, we cannot predict whether any future fines, penalties or other sanctions that regulators might seek to impose would materially adversely affect our business, financial condition or results of operations.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption, cyber security, directors and officers (“D&O”), and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial which are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant casualty losses incurred by the insurance industry due to hurricanes, fires, cyber security breaches and other events, property, cyber security and D&O insurance costs have increased and in the future may be higher, and availability may be lower, in future periods, particularly in certain geographies. In addition, the effects of climate change, such as increased storm intensity and rising sea levels, may also increase the cost and decrease the available coverage levels of property insurance.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for our travel subscription businesses, reservation systems, payments systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Any natural disaster, cyberattack, disruption or other impairment in our technology capabilities and service facilities or those of our third-party service providers could result in denial or interruption of service, financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business and financial results. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, failure to keep pace with developments in technology, including continuing upgrades to our technology system which interface with customers, which is a significant part of our business, could impair our operations, financial results and competitive position. Any failure of our business continuity planning as to any of these matters could have a material adverse impact on our business, brand and financial results.

The growth of our business and the execution of our business strategies depend on the services of our senior management and our associates.
We believe that our business success and future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Michael D. Brown, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team, or the failure to identify successors for such positions, could adversely affect our strategic growth, new business extensions and customer relationships and impede our ability to execute our business strategies. In addition, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop or retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures.

We are subject to risks related to corporate social responsibility.
Many factors influence our reputation and the value of our brands including the perception held by our customers and other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as business ethics and compliance, safety and security, responsible tourism, public health, environmental stewardship and sustainability, supply chain management, climate change, diversity, human rights and modern slavery, philanthropy and support for local communities.

We have publicly stated our goals related to environmental sustainability, which include reducing our water intensity and carbon emissions and increasing our renewable energy consumption. We may also take additional actions related to climate change and environmental sustainability voluntarily or in response to increased regulations in the future that would materially increase the costs to develop and operate our resorts, which could have an adverse impact on our profitability even though such actions may be necessary to increase the long term sustainability of our business.

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
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, Wyndham Worldwide Corporation and Realogy generally were responsible for 37.5% and 62.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

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

In 2020, we recorded $56 million of asset impairment charges, primarily associated with the impact of COVID-19 on our business, $6 million of which was subsequently reversed in 2021. With the COVID-19 pandemic continuing to impact the U.S. and global economy and our business, we cannot assure that these charges will be adequate in response to these unprecedented events or that additional asset impairment charges may not be required in the future related to COVID-19 concerns or events or otherwise.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has significantly negatively affected our operations and may significantly negatively affect our future business, financial condition and results of operations.
COVID-19 has led to significant disruptions in the global and U.S. economy, in the leisure travel industry and in our business. The extent and duration of the ongoing negative effects of COVID-19 continues to be impacted by uncertainty as the pandemic continues to evolve. As a result, the economic recovery, the recovery of our business, the market for our common stock and the capital markets generally remain volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on our Business” for more information.

In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack, and any failure to effectively manage these risks and to timely identify and respond to any cyberattacks may adversely affect our business. The pandemic may also have long-term effects on the nature of the office environment and remote working, which may present operational challenges that could adversely affect our culture and our business. Our corporate associates have been predominately working remotely since March 2020. We plan to reopen our corporate offices in 2022 and adopt a hybrid work environment in which many corporate associates will work both in the office and remotely on an ongoing basis. The re-opening of our offices may not be successful and could expose our personnel to health risks and will involve additional financial burdens.

There remains significant uncertainty concerning the current and future impact of COVID-19 on the U.S. and global economy, consumer confidence, the leisure travel industry and our business. Some of these uncertainties and risks include the following:
•resurgences, continued high rates of infection and hospitalization, and continued high death rates related to COVID-19, including in regions and locations where we have a significant number of resorts;
•uncertainty regarding the U.S. and global economic impact caused by the continuation of COVID-19;

•changes in governmental policies, rules and regulations which could change or otherwise impact our safety protocols and measures intended to protect our owners, guests, and team members;
•continued governmental restrictions on and recommendations and warnings against travel in certain regions, including in or to areas or locations where we have resorts, as well as between the U.S. and other countries, including restrictions placed by foreign governments on U.S. citizens traveling to their countries;
•continued closures and/or limitations on the number of individuals that may gather in one location at many popular tourist and entertainment center destinations, reducing the demand for leisure travel;
•our inability to predict the length of time it will take for all of our properties to return to normal operations;
•leisure travel may take longer to recover than expected, and we may see lower VOI sales or reductions in bookings, even after the risks associated with the pandemic decrease to acceptable levels, due to changing behavior of individuals and decrease in willingness to travel and stay at resorts, timeshares and other lodging facilities or reluctance to engage in discretionary spending or otherwise;
•whether the steps we have taken, and in the future may continue to take, to reduce our operating costs and improve operating efficiencies, including our ongoing operating cost reductions implemented in 2020, may negatively impact our ability to attract and retain associates, the image of our brands and market share, sales of VOIs, and our near-term and long-term financial results;
•our virtual tours and tele sales activities increased since the start of the pandemic and may not be as successful as we expect during the continuance of the pandemic or thereafter, and our VOI sales can be expected to be negatively impacted until in-person tours return to normal levels;
•average number of exchange members in our Travel and Membership segment is down as a result of the pandemic, and we expect this to continue into 2022;
•we have elected not to reopen certain sales offices which were closed as a result of the pandemic, which may adversely impact VOI sales and exchange memberships;
•the U.S. has experienced significant labor shortages, which has impacted most industries including the leisure travel industry and our business;
•unemployment rates increased sharply in 2020 to record high levels as a result of the COVID-19 pandemic and, although as of December 31, 2021, unemployment rates had recovered to near pre-pandemic levels, volatility in unemployment may continue to impact consumer confidence and leisure travel generally, and negatively impact our financial condition and results of operations;
•owner defaults, delinquencies and payment delays may increase if the U.S. and global economies and consumer confidence do not rebound to pre-pandemic levels or remain volatile;
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

Each of these uncertainties, risks and events associated with COVID-19 may cause a significantly negative impact on our future business and financial results, and we are unable to predict the full extent or nature of these impacts at this time. While we have made and continue to make efforts to mitigate the impacts of COVID-19, there can be no assurance that these efforts will be successful, and as a result, our future business, financial condition and results of operations may be significantly negatively impacted. The volatile conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Item 1A, which in turn could significantly negatively affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present material risks to our operations.

COVID-19 has impacted and may continue to impact our credit facilities and securitization facilities.
The effects of COVID-19 may negatively affect our ability to comply with existing covenants under our debt agreements, increase our cost of capital or make additional capital more difficult to obtain or available only on terms less favorable to us, if at all. In response to the impact of COVID-19 on our business, on July 15, 2020, we entered into an amendment to the credit agreement governing our revolving credit facility and term loan B (the “First Amendment”), which among other changes, provided financial covenant flexibility and imposed certain restrictions during a relief period that commenced on July 15, 2020 and was scheduled to end on April 1, 2022 (the “Relief Period”). As a result of improved business conditions, on October 22, 2021, we entered into a second amendment to our credit agreement (the “Second Amendment”), which among other changes terminated the Relief Period early. See 16—Debt to the Consolidated Financial Statements for additional information. However, the continued impact of COVID-19 on our industry and business may impact our ability to maintain compliance with our debt covenants in the future. If we fail to comply with our debt covenants, the lenders under our secured revolving credit facility and term loan B, subject to our right to cure, would have the right to terminate and declare the outstanding loans to be immediately due and payable, and any such default could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party.

COVID-19 also temporarily impacted the asset-backed securities market in 2020, and thus impacted the cost of issuing asset-backed securities. As of December 31, 2021, we had $698 million of availability under our asset-backed conduit facilities. Any disruption to the asset-backed securities market could negatively impact our ability to obtain asset-backed financings or the terms of such financings. Our liquidity, as it relates to our vacation ownership contract receivables (“VOCRs”) securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate as a result of the COVID-19 crisis or otherwise. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities, which may be negatively affected by COVID-19 and its impact on economic conditions and the credit of our VOCRs pools.

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
While we did receive a solvency opinion from an investment bank confirming that we and Wyndham Hotels were adequately capitalized immediately after the Spin-off, the Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the Spin-off, and that the Spin-off left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares of common stock in Wyndham Hotels being distributed as part of the Spin-off or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by Travel + Leisure Co. and the fair market value of Wyndham Hotels at the time of the Spin-off.

Following completion of the Spin-off, our success depends in part on our ongoing relationship with Wyndham Hotels.
In connection with the Spin-off, we entered into a number of agreements with Wyndham Hotels that govern the ongoing relationships between Wyndham Hotels and Travel + Leisure Co. following the Spin-off. Our success depends, in part, on the maintenance of these ongoing relationships with Wyndham Hotels as well as Wyndham Hotels’ performance of its obligations under these agreements. If we are unable to maintain a good relationship with Wyndham Hotels, or if Wyndham Hotels does not perform its obligations under these agreements, fails to protect the trademarks, trade names and intellectual property that we license from it or if these brands deteriorate or materially change in an adverse manner, or the reputation of these brands declines, our brand may be negatively affected, our profitability and revenues could decrease and our growth potential may be adversely affected. We also have successfully utilized and leveraged our relationship with Wyndham Hotels’ loyalty program and any cessation of or adverse change in that loyalty program could be expected to materially adversely impact our business, growth strategy and financial results.

We are responsible for certain contingent and other corporate liabilities incurred prior to the Spin-off.
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the Distribution, including liabilities of Wyndham Worldwide related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to Wyndham Hotels.

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
Certain directors who serve on our Board currently serve as directors of and own shares of common stock of Wyndham Hotels, which may create, or appear to create, conflicts of interest, in particular when our or Wyndham Hotels’ management and directors face decisions that could have different implications for us and Wyndham Hotels, including the resolution of any dispute regarding the terms of the agreements governing the Spin-off and the relationship between us and Wyndham Hotels or any other commercial agreements entered into in the future between Travel + Leisure Co. and Wyndham Hotels.

If the Distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our shareholders, we and Wyndham Hotels might be required to pay substantial U.S. federal income taxes.
In conjunction with the Distribution, we received opinions of our Spin-off tax advisors to the effect that, subject to the assumptions and limitations described therein, the Distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our shareholders, except, in the case of our shareholders, for cash received in lieu of fractional shares. The opinions of our Spin-off tax advisors were based on and relied on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Wyndham Hotels made to the Spin-off tax advisors and certain covenants that Travel + Leisure Co. and Wyndham Hotels entered into, including covenants contained in the Tax Matters Agreement. If any of these representations or statements are or become inaccurate or incomplete, or if Travel + Leisure Co. or Wyndham Hotels breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment. The opinions of the Spin-off tax advisors are not binding on the IRS or a court, and there can be no assurance that the IRS will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

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
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or those of other companies in our industry; customer acceptance and success of our new business extensions; actual or anticipated fluctuations in our operating results due to seasonality and other factors related to our business; our ability or perceived ability to realize the benefits of the Spin-off; our credit ratings, including the impact of the Spin-off and the global COVID-19 pandemic on such ratings; changes in accounting principles or rules; announcements by us or our competitors of significant acquisitions or dispositions; the lack of securities analysts covering our common stock; lower than expected earnings or revenues or outlook for such financial measures, changes in earnings or revenues estimates by us or by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; overall market fluctuations; and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Travel + Leisure Co. which could impact the trading price of our common stock.
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
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our share repurchase program. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, increases in reserves or lack of available capital. Our Board may also suspend the payment of dividends or our share repurchase program if the Board deems such action to be in the best interests of our shareholders. During 2020, in response to the unprecedented COVID-19 pandemic, our Board, acting prudently, reduced our dividend and suspended our share repurchase program. While the Relief Period restrictions under our First Amendment on share repurchases and dividend payments was terminated by amendment on October 22, 2021, we cannot assure that our Board may not need to consider limitations, reductions or other restrictions on share repurchases and dividends in the future in response to continuing effects of the COVID-19 pandemic or otherwise.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Travel + Leisure Co. Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in 2025.

Vacation Ownership
Our Vacation Ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our Vacation Ownership business also has leased space in; Las Vegas, Nevada; the Philippines; Australia; and Singapore, with various expiration dates between 2022 and 2056. Our Vacation Ownership business leases space for administrative functions in Las Vegas, Nevada, that expires in 2028. In addition, our Vacation Ownership business utilizes 145 marketing and sales offices with 115 locations in the U.S. and the remaining locations in Australia, the Caribbean, Thailand, Mexico, Fiji, New Zealand, Indonesia, China, and the Philippines. Of these 145 marketing and sales offices, 66 are pursuant to leases with various expiration dates between 2022 and 2056. All leases that are due to expire in 2022 are presently under review related to our ongoing requirements.

Travel and Membership
Our Travel and Membership business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana, and one property in Mexico. There are 18 leased offices located in Europe, Latin America, Asia Pacific, North America, and Africa with expiration dates between 2022 through 2029. All leases that are due to expire in 2022 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol “TNL.” As of January 31, 2022, the number of stockholders of record was 4,378. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2021.”

Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan(b)
October 2021 (October 1-31)	18,550	$53.88	18,550	$353,258,681
November 2021 (November 1-30)	187,431	55.17	187,431	342,917,685
December 2021 (a) (December 1-31)	289,974	51.44	289,974	328,002,326
Total (a)	495,955	$52.94	495,955	$328,002,326

(a)Includes 24,519 shares purchased for which the trade date occurred in December 2021 and settled in January 2022.
(b)On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program eight times, most recently on October 23, 2017, by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. See the “Share Repurchase Program” section included in Item 7 of this Annual Report on Form 10-K for further information on the Share Repurchase Program.

For a description of limitations on the payment of our dividends, see the “Dividends” section included in Item 7 of this Annual Report on Form 10-K.

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2016, to December 31, 2021. The graph assumes that $100 was invested on December 31, 2016, and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

(a) $100 invested on December 31, 2016, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ending December 31:	2016	2017	2018	2019	2020	2021

Travel + Leisure Co.	$100.00	$155.42	$110.31	$165.53	$150.55	$189.63
S&P Midcap 400	$100.00	$116.24	$103.36	$130.44	$148.26	$184.97
S&P Hotels, Resorts & Cruise Lines	$100.00	$149.09	$122.16	$167.42	$124.10	$148.72
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership — develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts.
•Travel and Membership — operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation (“Meredith”) for $100 million, of which $55 million was paid during 2021. The remaining payments are to be completed by June 2024. This acquisition included Travel + Leisure branded travel clubs and members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Meredith will continue to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the New York Stock Exchange under the new ticker symbol TNL.

In connection with the Travel + Leisure brand acquisition we updated the names and composition of our reportable segments to better align with how they are managed. We created the Travel + Leisure Group which falls under the Travel and Membership segment along with the Panorama business line. With the formation of the Travel + Leisure Group, we decided that the operations of our Extra Holidays business, which focuses on direct-to-consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of our Extra Holidays business to the Travel and Membership segment. As such, we reclassified the results of our Extra Holidays business, which were previously reported within the Vacation Ownership segment, into the Travel and Membership segment.

Impact of COVID-19 on Our Business
The results of operations for the years ended December 31, 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, our company, our customers, and our employees.

Our response to COVID-19 initially focused on the health and safety of our owners, members, guests, and employees when we closed the majority of our resorts and sales centers in early 2020. As a result, we significantly reduced our workforce and furloughed thousands of employees at that time. As of December 31, 2021, we had reopened all of the resorts and sales offices in North America that we expect to reopen. The remaining closed resorts and sales offices that we intend to reopen are located in the South Pacific and are expected to reopen in 2022, contingent upon the lifting of government imposed travel restrictions. As a result of reopening substantially all of our resorts, the majority of furloughed employees have returned to work.

Given the significant impacts of COVID-19 on our business, our revenues have been negatively impacted. While revenues are continuing to recover, not all product and service lines have yet reached pre-pandemic levels, and we believe that COVID-19 will continue to have an adverse effect on our financial condition and results of operations in the near term. Despite some volatility with recent spikes in COVID-19 case-counts as a result of variants, in general, we are seeing a broad increase in consumer confidence as well as a reduction in travel restrictions. These factors combined with progress in the roll-out of vaccinations have continued to help travel sentiment improve. Assuming travel sentiment continues to improve, we expect increases in both VOI sales and new owner mix in 2022. We also expect an increase in the percentage of financed VOI sales, which would impact our allowance for loan losses.

During the year ended December 31, 2021, we reversed $61 million of COVID-19 charges, compared to $385 million of charges incurred in 2020. The $61 million of net reversals during 2021 included the release of $91 million of the COVID-19 related allowance for loan losses. See Note 26—COVID-19 Related Items to the Consolidated Financial Statements for additional details on the impact COVID-19 had on our business.

Included in the $385 million of COVID-19 related charges for the year ended December 31, 2020, was a $225 million COVID-19 related loan loss provision recorded during the first quarter as a result of our evaluation of the impact of COVID-19 on our owners’ ability to repay their vacation ownership contract receivables (“VOCRs”). As we began to see an improvement in net new defaults and lower than expected unemployment rates, we reduced this provision by $20 million in the fourth quarter of 2020.

Since the time the COVID-19 related allowance was established in March 2020, we have reversed $111 million of the initial $225 million provision. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, we have no COVID-19 related allowances as of December 31, 2021.

As a precautionary measure to enhance liquidity during the pandemic, in the first quarter of 2020, we drew down our $1.0 billion revolving credit facility and suspended share repurchase activity. In the third quarter of 2020, we amended the credit agreement governing our revolving credit facility and term loan B (“First Amendment”), which provided financial covenant flexibility during the relief period that commenced on July 15, 2020 and was scheduled to end on April 1, 2022 (the “Relief Period”). During the Relief Period we were prohibited from using cash for share repurchases but maintained our ability to pay dividends and make investments in our business. During 2021 we repaid the $1.0 billion revolving credit facility, the $250 million 5.625% secured notes due March 2021, and the $650 million 4.25% secured notes due March 2022. On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B (“Second Amendment”), which terminated the Relief Period, established new thresholds for our financial covenant ratios and eliminated the restrictions regarding share repurchases, dividends, and acquisitions established by the First Amendment. In connection with entering the Second Amendment, we resumed share repurchases during the fourth quarter of 2021.

As part of our reopening strategy, we focused on higher margin owner business by leveraging our owner upgrade pipeline. Prior to the pandemic, just under 40% of our sales transactions were to lower margin new owners as compared to 28% during 2021.

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

For certain of the events, uncertainties, trends, and risks associated with the impact of the COVID-19 pandemic on our future results and financial condition, see “Risks Related to the COVID-19 Pandemic” included in Part I, Item 1A of this Annual Report filed on Form 10-K.

Alliance Reservations Network Acquisition
On August 7, 2019, we acquired Alliance Reservations Network (“ARN”) for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. See Note 5—Acquisitions to the Consolidated Financial Statements for additional details. ARN is reported within the Travel and Membership segment.

North American Vacation Rentals Business Sale
During 2019 we closed on the sale of our North American vacation rentals business for $162 million. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations are reflected within continuing operations on the Consolidated Statements of Income/(Loss) through the date of sale.

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

We provide day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. Our management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. We receive fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. We are entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing the management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income/(Loss). We reduce our management fees for amounts paid to the property owners’ association that reflect maintenance fees for VOIs for which we retain ownership, as we have concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue, for the years ended December 31, were (in millions) (a):

	2021	2020	2019
Management fee revenue	$358	$331	$365
Reimbursable revenues	313	252	307
Property management revenues	$671	$583	$672

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Vacation Ownership segment to Travel and Membership.

One of the associations that we manage paid our Travel and Membership segment $30 million for exchange services during 2021, $27 million during 2020, and $29 million during 2019.

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

Travel and Membership
Travel and Membership derives a majority of revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. We recognize revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with our vacation exchange networks and, for certain members, for other leisure-related services and products. We also derive revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations; except in certain transactions where we have a performance obligation that is not satisfied until the time of stay.

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange network and, for some members, for other leisure-related services and products.

Our vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange-related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, event, or other related transaction.

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

Prior to the sale of our vacation rental businesses, our vacation rental brands derived revenue from fees associated with the rental of vacation properties we managed and marketed on behalf of independent owners. We remitted the rental fee received from the renter to the independent owner, net of our agreed-upon fee. The related revenue from such fees, net of expected refunds, was recognized over the renter’s stay. Our vacation rental brands also derived revenues from additional services delivered to independent owners, vacation rental guests, and property owners’ associations which were generally recognized when the service was delivered.

Within our Travel and Membership segment, we measure operating performance using the following key operating statistics: (i) average number of exchange members, which represents paid members in our vacation exchange programs who are considered to be in good standings, (ii) transactions, which represents the number of vacation bookings recognized as revenue during the period, net of cancellations, provided in two categories; Exchange, which is primarily RCI, and non-Exchange, and (iii) revenue per transaction, which represents transactional revenue divided by transactions, provided in two categories; Exchange, which is primarily RCI, and non-Exchange.

Other Items
We record property management services revenues and RCI Elite Rewards revenues for our Vacation Ownership and Travel and Membership segments in accordance with the guidance for reporting revenues gross as a principal versus net as an agent, which requires that these revenues be recorded on a gross basis.

Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. These reportable segments represent our operating segments for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels, Inc. (“Wyndham Hotels”) and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with generally accepted accounting principles in the U.S. (“GAAP”) measures, gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2021 and 2020. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Results of Operations section for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2021	2020	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$1,491	$967	54.1
Tours (in 000s) (b)	451	333	35.7
Volume Per Guest (“VPG”) (c)	$3,143	$2,486	26.4
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	1,182	762	55.0
Non-exchange	778	458	69.8
Total transactions	1,960	1,220	60.6
Revenue per transaction(f)
Exchange	$322	$324	(0.6)
Non-exchange	$205	$148	38.0
Total revenue per transaction	$275	$258	6.8
Average number of exchange members (in 000s) (g)	3,721	3,749	(0.7)

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
(d)Includes the impact from acquisitions from the acquisition dates forward
(e)Represents the number of vacation bookings recognized as revenue during the period, net of cancellations.
(f)Represents transactional revenue divided by transactions.
(g)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(h)Percentage of change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the years ended December 31, (in millions):

	2021	2020
Vacation ownership interest sales, net	$1,176	$505
Loan loss provision	129	415
Gross VOI sales, net of Fee-for-Service sales	1,305	920
Fee-for-Service sales (1)	186	47
Gross VOI sales	$1,491	$967

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $101 million and $22 million for the years ended December 31, 2021 and 2020. These commissions are reported within Service and membership fees on the Consolidated Statements of Income/(Loss).

The closures of our resorts and suspension of our sales and marketing operations in response to COVID-19 in 2020 resulted in lower tours which negatively impacted gross VOI sales at our Vacation Ownership segment. In our Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations, which resulted in lower transactions and revenue per transaction during 2020. In 2021, we experienced significant improvements in VOI sales, tours, VPG, the number of Travel and Membership transactions, and revenue per transaction; however, not all product and service lines have yet returned to pre-pandemic levels. We expect the impact of COVID-19 on our operating statistics to continue into 2022; however we do not expect to incur the same level of COVID-19 impact on our revenues or the level of COVID-19 expenses that we did in 2020.

RESULTS OF OPERATIONS
Our consolidated results for the years ended December 31, 2021, versus December 31, 2020, are as follows (in millions):

	Year Ended December 31,
	2021	2020	Favorable/ (Unfavorable)
Net revenues	$3,134	$2,160	$974
Expenses	2,516	2,265	(251)
Operating income/(loss)	618	(105)	723
Interest expense	198	192	(6)
Interest (income)	(3)	(7)	(4)
Other (income), net	(6)	(14)	(8)
Income/(loss) before income taxes	429	(276)	705
Provision/(benefit) for income taxes	116	(23)	(139)
Net income/(loss) from continuing operations	313	(253)	566
Loss on disposal of discontinued business, net of income taxes	(5)	(2)	(3)
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)	$563

During 2020 we evaluated the potential impact of COVID-19 on our owners’ ability to repay their contract receivable and as a result of current and anticipated unemployment rates at that time, we recorded a $205 million COVID-19 related provision, which negatively impacted revenues, and a corresponding $48 million benefit to Cost of vacation ownership interests, representing estimated recoveries related to this provision. These adjustments negatively impacted prior year Adjusted EBITDA by $157 million. During 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, resulting in a $91 million release, which positively impacted revenues, and a corresponding $33 million increase in Cost of vacation ownership interests, representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $58 million for the year ended December 31, 2021.

Net revenues increased $974 million during 2021 compared with 2020. This increase was favorably impacted by foreign currency of $11 million (0.5%). Excluding the impacts of foreign currency and the COVID-19 related provision adjustments discussed above, the increase in net revenues was primarily the result of:
•$475 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, higher property management and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; partially offset by a decrease in consumer financing revenues due to a lower average portfolio balance; and
•$196 million increased revenues at our Travel and Membership segment driven by higher transaction revenues as we continue to recover from the impacts of COVID-19, partially offset by a decrease in subscription revenues driven by lower new owner sales in the timeshare industry.

Expenses increased $251 million during 2021 compared with 2020. This increase was unfavorably impacted by foreign currency of $8 million (0.4%). Excluding the impacts of foreign currency, and the Cost of vacation ownership interest related to the COVID-19 provision adjustments discussed above the increase in expenses was the result of:
•$97 million increase in cost of sales and other operating costs in support of higher Travel and Membership revenues;
•$73 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$66 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$52 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$51 million increase in sales and commission expenses at the Vacation Ownership segment primarily due to higher gross VOI sales;
•$36 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$34 million increase in marketing costs in support of increased revenue; and
•$16 million increase in maintenance fees on unsold inventory.

These increases were partially offset by:
•$230 million decrease in COVID-19 related costs including employee compensation related costs ($84 million); impairments ($62 million); the write-down of exchange inventory ($48 million) and restructuring charges ($37 million); and
•$20 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Other income, net of other expense decreased $8 million during 2021 compared with 2020, primarily due to lower business interruption recoveries in 2021 and value added tax provision releases; partially offset by an unrealized gain from our equity stake in Vacasa, LLC (“Vacasa”) in 2021 and an unfavorable tax settlement in 2020.

Interest expense increased $6 million during 2021 compared with 2020 primarily due to a higher average outstanding balance in 2021.

Our effective tax rates were 27.0% and 8.3% for the years ended December 31, 2021 and 2020. Our effective tax rate in 2020 was significantly impacted by COVID-19, leading to a mix of earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions that reduced our overall effective tax rate.

Loss on disposal of discontinued business, net of income taxes was $5 million during 2021 resulting from entering into a settlement agreement for post-closing adjustment claims related to the sale of the European vacation rentals business, contingent upon regulatory approval; and $2 million during 2020 resulting from a tax audit related to the European vacation rentals business. These losses were net of Wyndham Hotels’ one-third share.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders was $308 million in 2021 as compared with a Net loss attributable to Travel + Leisure Co. shareholders of $255 million in 2020.

Following is a discussion of the 2021 results of each of our segments compared to 2020 (in millions):

	Year Ended December 31,
Net revenues	2021	2020
Vacation Ownership	$2,403	$1,625
Travel and Membership	752	552
Total reportable segments	3,155	2,177
Corporate and other (a)	(21)	(17)
Total Company	$3,134	$2,160

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)
Loss on disposal of discontinued business, net of income taxes	5	2
Provision/(benefit) for income taxes	116	(23)
Depreciation and amortization	124	126
Interest expense	198	192
Interest (income)	(3)	(7)
Stock-based compensation	32	20
Legacy items	4	4
COVID-19 related costs (b)	3	56
Exchange inventory write-off	—	48
Restructuring	(1)	39
Unrealized gain on equity investment (c)	(3)	—
Asset impairments/(recovery) (d)	(5)	57
Adjusted EBITDA	$778	$259

	Year Ended December 31,
Adjusted EBITDA	2021	2020
Vacation Ownership	$558	$121
Travel and Membership	282	191
Total reportable segments	840	312
Corporate and other (a)	(62)	(53)
Total Company	$778	$259

(a)Includes the elimination of transactions between segments.
(b)Reflects severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by employee retention credits received in connection with the U.S. Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, American Rescue Plan Act of 2021, and similar international programs for wages paid to certain employees despite having operations suspended. This amount does not include costs associated with idle pay.
(c)Represents the unrealized gain associated with Vacasa equity acquired as part of the consideration for the sale of North America vacation rentals. The total amount of unrealized gain on this investment was $9 million for the year ended December 31, 2021, of which $6 million is included in Asset impairments/(recovery) on the Consolidated Statements of Income/(Loss) to offset the 2020 impairment recognized on this investment.
(d)Includes $5 million of bad debt expense related to a note receivable for the year ended December 31, 2020, included in Operating expenses on the Consolidated Statements of Income/(Loss).

Vacation Ownership
Net revenues increased $778 million and Adjusted EBITDA increased $437 million during 2021 compared with 2020. The net revenue increase was favorably impacted by foreign currency of $7 million (0.4%) and the Adjusted EBITDA increase was favorably impacted by foreign currency of $2 million (1.7%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$382 million increase in gross VOI sales, net of Fee-for-Service sales, due to the ongoing recovery of our operations from the impact of COVID-19;
•$286 million decrease in our provision for loan losses primarily due to the COVID-19 related allowance adjustments ($205 million provision recorded during 2020 and $91 million release during 2021);
•$85 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$78 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by a $63 million decrease in consumer financing revenues primarily due to a lower average portfolio balance.

In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$154 million increase in the cost of VOIs sold primarily due to higher gross VOI sales, the absence of a $48 million benefit recorded in 2020 representing estimated recoveries related to the COVID-19 related provision, and a $33 million reduction in estimated recoveries related to the release of our COVID-19 related allowance during 2021;
•$66 million increase in property management expenses primarily due to higher management fees and reimbursable expenses;
•$52 million increase in commission expense as a result of higher Fee-for-Service VOI sales;
•$51 million increase in sales and commission expenses due to higher gross VOI sales;
•$22 million increase in marketing costs in support of increased revenue;
•$17 million increase in general and administrative expenses primarily due to higher employee-related costs; and
•$16 million increase in maintenance fees on unsold inventory.
These increased expenses were partially offset by:
•$30 million decrease in COVID-19 related costs associated with workforce reductions; and
•$20 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $200 million and Adjusted EBITDA increased $91 million during 2021 compared with 2020. The net revenue increase was favorably impacted by foreign currency of $4 million (0.7%) and the Adjusted EBITDA increase was favorably impacted by foreign currency of $1 million (0.5%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$202 million increase in transaction revenue driven by a 61% increase in transactions and a 7% increase in revenue per transaction; partially offset by
•$6 million decrease in subscription revenue due to a 1% decrease in average number of exchange members driven by lower new owner sales in the timeshare industry.

In addition to the revenue changes explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by the following operational costs in support of increased revenues:
•$86 million increase in cost of sales;
•$12 million increase in marketing expense; and
•$11 million increase in operational expenses.
These increased expenses were partially offset by a $3 million decrease in general and administrative expenses resulting from staff reductions and cost savings initiatives implemented after the first quarter of 2020.

Corporate and other
Corporate and other Adjusted EBITDA decreased $9 million (17.0%) during 2021 compared with 2020 and was not materially impacted by foreign currency. The decrease in Adjusted EBITDA was primarily due to higher employee-related costs.

For a comparative review of our consolidated results of operations and the results of operations of our reportable segments for the fiscal years ended December 31, 2020 and 2019, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

DISCONTINUED OPERATIONS
We recognized a loss on disposal of discontinued business, net of income taxes of $5 million during 2021 resulting from entering into a settlement agreement regarding post-closing adjustment claims related to the sale of the European vacation rentals business, contingent upon regulatory approval. See Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for additional information. During 2020, we recognized a $2 million loss on disposal of discontinued business, net of income taxes resulting from a tax audit related to the European vacation rentals business. During 2019, we recognized an additional $18 million gain on the sale of our European vacation rentals business, related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow deposits associated with expired guarantees.

SEPARATION AND TRANSACTION COSTS
During 2019, we incurred $45 million of expenses in connection with the spin-off of our hotel business completed on May 31, 2018, which are reflected within continuing operations. These separation costs were related to stock compensation, severance and other employee costs, as well as impairment charges as a result of abandoning portions of our administrative offices in New Jersey. This decision was part of our continued focus on rationalizing existing facilities in order to reduce our corporate footprint. These expenses also include additional impairment charges related to the early termination of an operating lease in Chicago, Illinois, partially offset by an indemnification receivable from Wyndham Hotels. Refer to Note 13—Leases to the Consolidated Financial Statements for additional detail regarding these impairments.

RESTRUCTURING PLANS
During 2020, we recorded $37 million of charges related to restructuring initiatives, $36 million of which were COVID-19 related. Due to the impact of COVID-19, we decided in the second quarter of 2020 to abandon the remaining portion of our administrative offices in New Jersey. We were also notified in the second quarter of 2020 that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, we recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at our Travel and Membership segment. We also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at our Vacation Ownership segment. We additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center within our Travel and Membership segment. We reduced the 2020 restructuring liability by $5 million and $12 million of cash payments during 2021 and 2020. During 2021 we also reversed $1 million of expense related to the reimbursement of prepaid licensing fees that were previously written-off, and increased the liability by $3 million of cash reimbursements at our Vacation Ownership segment. The remaining 2020 restructuring liability of $22 million is expected to be paid by the end of 2029.

During 2019, we recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at our Vacation Ownership segment, (ii) $2 million at our Travel and Membership segment, and (iii) $1 million at our corporate operations. During 2020, we incurred an additional $1 million of restructuring expenses at both our Travel and Membership segment and our corporate operations. We reduced the restructuring liability by less than $1 million, $5 million, and $1 million of cash payments during 2021, 2020, and 2019. As of December 31, 2021 the 2019 restructuring liability has been paid off.

FINANCIAL CONDITION

(In millions)	December 31, 2021	December 31, 2020	Change
Total assets	$6,588	$7,613	$(1,025)
Total liabilities	7,382	8,581	(1,199)
Total deficit	(794)	(968)	174

Total assets decreased $1.03 billion from December 31, 2020 to December 31, 2021, due to:
•$827 million decrease in Cash and cash equivalents primarily due to net debt repayments, including the revolving credit facility, notes, and non-recourse debt; dividend payments; property and equipment additions; payments associated with the acquisition of the Travel + Leisure brand; and treasury share repurchases; partially offset by net cash provided by operating activities.
•$173 million decrease in Vacation ownership contract receivables, net, driven by principal collections and allowance for loan losses, partially offset by net VOI originations;
•$131 million decrease in Inventory driven by VOI sales and lower estimated VOI recoveries, partially offset by purchases; and
•$48 million decrease in Other assets primarily due to the receipt of employee retention credits earned in connection with the CARES Act in 2020, as well as decreases in tax receivables, right-of-use assets, and deferred costs, partially offset by an increase in marketable securities.

These decreases were partially offset by an $88 million increase in Other intangibles, net primarily related to the acquisition of the Travel + Leisure brand from Meredith; a $23 million increase in Prepaid expenses; and a $23 million increase in Property and equipment, net.

Total liabilities decreased $1.2 billion from December 31, 2020 to December 31, 2021, due to:
•$65 million decrease in Deferred income due to increased usage of deferred VOI trial packages, VOI incentives, and subscription revenue as a result of owners and members returning to vacation as COVID-19 travel restrictions lifted;
•$300 million decrease in Non-recourse vacation ownership debt primarily due to net repayments;
•$805 million decrease in Debt due to net repayments of the revolving credit facility, early payoff of the $650 million notes due March 2022, and the repayment of the $250 million notes due March 2021; partially offset by the issuance of $650 million notes due December 2029; and
•$39 million decrease in Deferred income taxes due to installment sales partially offset by the allowance for bad debt.

Total deficit decreased $174 million from December 31, 2020 to December 31, 2021, due to $308 million of Net income attributable to Travel + Leisure Co. shareholders; and $32 million due to changes in stock based compensation; partially offset by $111 million of dividends; $32 million of unfavorable currency translation adjustments driven by fluctuations in the exchange rates, primarily of the Australian dollar, the Danish krone, and the Euro; and $26 million of share repurchases.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient liquidity to meet our ongoing cash needs for the next year and beyond, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity to meet our ongoing cash needs. In addition to these sources, we also rely on access to our revolving credit facilities, bank conduit facilities, and continued access to debt markets. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. As a precautionary measure at the onset of the global pandemic, in March 2020 we fully drew down our $1.0 billion revolving credit facility. Based on the ongoing recovery of our business to date, our strong liquidity position and ability to access secured debt capital markets, we fully repaid the remaining outstanding revolver balance as of December 31, 2021, and had $998 million of available capacity on our revolving credit facility, net of letters of credit.

On July 15, 2020, we entered into the First Amendment governing our revolving credit facility and term loan B. The First Amendment established a Relief Period with respect to our secured revolving credit facility, which commenced on July 15,

2020, and was scheduled to end on April 1, 2022. Among other changes, the First Amendment added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the First Amendment and on or prior to the last day of the relevant fiscal quarter. On October 22, 2021, we entered into the Second Amendment governing our revolving credit facility and term loan B which resulted in the termination of this Relief Period and extended the commitment period for the revolving credit facility from May 2023 to October 2026.

The revolving credit facility and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. The Second Amendment stipulates a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 commencing with the December 31, 2021 period through June 30, 2022, after which time it will return to 4.25 to 1.0, the level in existence prior to the effective date of the First Amendment. It also reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.5 to 1.0, the level existing prior to the effective date of the First Amendment. Additionally, the Second Amendment reestablished the annual interest rate in existence prior to the effective date of the First Amendment which is equal to, at our option, either a base rate plus a margin ranging from 0.75% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.75% to 2.25%, in either case based upon our first lien leverage ratio. The Second Amendment also includes customary LIBOR replacement language providing for alternative interest rate option upon the cessation of LIBOR publication.

As of December 31, 2021, our first lien leverage ratio was 3.99 to 1.0 and our interest coverage ratio was 4.00 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2021, we were in compliance with the financial covenants described above.

Secured Notes and Term Loan B
We generally utilize borrowing under our secured notes to meet our long-term financing needs. During 2020 we issued $650 million senior secured notes due 2026 with an interest rate of 6.625% and during 2021, we issued $650 million of senior secured notes due 2029 with an interest rate of 4.50%. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

During 2021, we repaid our $250 million 5.625% secured notes due March 2021 and our $650 million 4.25% secured notes due March 2022. As of December 31, 2021, we had $3.37 billion outstanding of secured notes and Term Loan B, with maturities ranging from 2023 to 2030.

Non-recourse Vacation Ownership Debt
Our vacation ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets as of December 31, 2021. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility with a term through October 2022, which we expect to extend prior to its expiration, and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $1.02 billion ($698 million available as of December 31, 2021), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $850 million in 2021 and $900 million in 2020. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

Our liquidity position may be negatively affected by unfavorable conditions in the capital markets in which we operate or if our VOCR portfolios do not meet specified portfolio credit parameters. Our liquidity, as it relates to our VOCR securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities.

Each of our non-recourse, securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2021, all of our securitized loan pools were in compliance with applicable contractual triggers.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 16—Debt to the Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations along with our other cash requirements with net cash from operations, cash and cash equivalents as well as access to our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	2022	2023	2024	2025	2026	Thereafter	Total
Debt	$7	$407	$303	$625	$643	$1,394	$3,379
Non-recourse debt (a)	424	234	201	201	214	660	1,934
Interest on debt (b)	230	205	182	163	114	151	1,045
Purchase commitments (c)	208	117	105	132	93	171	826
Operating leases	32	30	28	24	14	35	163
Inventory sold subject to conditional repurchase (d)	35	30	—	—	—	—	65
Total (e)	$936	$1,023	$819	$1,145	$1,078	$2,411	$7,412

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on both debt and non-recourse debt; estimated using the stated interest rates.
(c)Includes (i) $656 million for marketing related activities, (ii) $61 million relating to the development of vacation ownership properties, and (iii) $45 million for information technology activities.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 11—Inventory to the Consolidated Financial Statements for further detail) of which $13 million is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(e)Excludes a $38 million liability for unrecognized tax benefits since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy, and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Realogy. We also entered into certain guarantee commitments related to the sale of our European vacation rentals business. For information on matters related to our former parent and subsidiaries see Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements.

In addition to the key contractual obligation and separation related commitments mentioned above, we have the following other commercial commitments and off-balance sheet arrangements:

We enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives, and issuances of debt securities. We also provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we maintain insurance coverage that may mitigate any potential payments.

Our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such a shortfall as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we may agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $518 million as of December 31, 2021. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted to use that property to engage in revenue-producing activities such as rentals. During 2021, 2020, and 2019, we made payments related to these guarantees of $13 million, $13 million, and $11 million. As of December 31, 2021 and 2020, we maintained a liability in connection with these guarantees of $32 million and $26 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

As part of the Fee-for-Service program, we may guarantee to reimburse the developer or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2021, the maximum potential future payments that we may be required to make under these guarantees is $41 million. As of December 31, 2021 and 2020, we had no recognized liabilities in connection with these guarantees.

We generally utilize letters of credit to support the securitization of VOCR fundings, certain insurance policies, and development activities in our vacation ownership business. As of December 31, 2021, we had $36 million of irrevocable standby letters of credit outstanding, of which $2 million were under our revolving credit facilities. As of December 31, 2020, we had $127 million of irrevocable standby letters of credit outstanding, of which $96 million were under our revolving credit facilities. Such letters of credit issued during 2020 included a $48 million letter of credit for guarantees related to the sale of the European vacation rentals business in which Wyndham Hotels and Travel + Leisure Co. were required to maintain certain credit ratings. This letter of credit was released during 2021, see Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for additional details.

We primarily utilize surety bonds in our vacation ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $292 million outstanding as of December 31, 2021. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our vacation ownership business could be negatively impacted.

We have Company sponsored severance plans in place for certain employees in the event of involuntary terminations, other than for cause. As of December 31, 2021, our maximum obligation under these severance plans was $152 million. Refer to the Proxy Statement for our 2022 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” for additional details regarding executive compensation.

Our secured debt is rated Ba3 with a “negative outlook” by Moody’s Investors Service, BB- with a “stable outlook” by
Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization.
Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of changes to our credit rating and the credit rating of Wyndham Hotels, see Note 29—Transactions with Former Parent and Former Subsidiaries—Matters Related to the European Vacation Rentals Business to the Consolidated Financial Statements.

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

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents and restricted cash between 2021 and 2020 (in millions). For a comparative review of the fiscal years ended December 31, 2020 and 2019, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

	Year Ended December 31,
Cash provided by/(used in)	2021	2020	Change
Operating activities:	$568	$374	$194
Investing activities:
Continuing operations	(93)	(60)	(33)
Discontinued operations	—	(5)	5
Financing activities:	(1,288)	502	(1,790)
Effects of changes in exchange rates on cash and cash equivalents	(7)	4	(11)
Net change in cash, cash equivalents and restricted cash	$(820)	$815	$(1,635)

Operating Activities
Net cash provided by operating activities was $568 million for the year ended December 31, 2021, compared to $374 million in the prior year. This $194 million increase in 2021 was primarily driven by a $563 million increase in net income from continuing operations; partially offset by a $281 million decrease in non-cash add-back items, mainly lower provision for loan losses, and a $91 million increase in cash utilized for working capital.

Investing Activities
Net cash used in investing activities from continuing operations was $93 million for the year ended December 31, 2021, compared to $60 million in the prior year. This increase in cash used was primarily driven by $37 million of cash payments for the acquisition of the Travel + Leisure brand in 2021; partially offset by $12 million lower property and equipment additions in 2021.
Net cash used in investing activities from discontinued operations was $5 million for the year ended December 31, 2020, which was related to the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities was $1.29 billion for the year ended December 31, 2021, compared to net cash provided of $502 million in the prior year. The variance was primarily due to higher net repayments in 2021 due to the early payoff of our $650 million notes due March 2022, the net payoff of our secured revolving credit facility of $547 million, and payoff of our $250 million notes due March 2021, partially offset by the issuance of $650 million notes due December 2029; compared to prior year proceeds from the issuance of $650 million notes and $547 million of net proceeds from borrowings under our secured revolving credit facility. The variance was also due to $103 million of decreased share repurchase activity in 2021 compared to 2020.

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

On October 22, 2021, we renewed the credit agreement governing our revolving credit facility and term loan B. The renewal eliminated the Relief Period restrictions on share repurchases, among other changes, and we resumed share repurchases during the fourth quarter of 2021.

During 2021, we spent $165 million on vacation ownership development projects (inventory). We believe that our vacation ownership business currently has adequate finished inventory to support vacation ownership sales for several years. The average inventory spend on vacation ownership development projects for the five-year period from 2022 through 2026 is expected to be between $140 million and $170 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2021, we invested $57 million on capital expenditures, primarily on information technology and sales center improvement projects. During 2022, we anticipate investing $60 million to $65 million on capital expenditures.

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

Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. The Board has since increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises increased our repurchase capacity by $81 million since the inception of this program. We had $328 million of remaining availability in our program as of December 31, 2021.

Under our current share repurchase program, we repurchased 0.5 million shares at an average price of $52.94 for a cost of $26 million during the year ended December 31, 2021. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions. We suspended share repurchase activity in March 2020 due to uncertainty associated with COVID-19. On July 15, 2020, we entered into the First Amendment to the credit agreement governing our revolving credit facility and term loan B. Among other changes, the First Amendment placed us into a Relief Period from July 15, 2020 through April 1, 2022 that prohibited the use of cash for share repurchases during this period. On October 22, 2021, we entered into the Second Amendment which renewed the credit agreement governing our revolving credit facility and term loan B. This Second Amendment eliminated the Relief Period restrictions on share repurchases, among other changes. In connection with this Second Amendment we resumed share repurchases during the fourth quarter of 2021.

Dividends
During 2021, we paid cash dividends of $0.30 per share for the first, second, and third quarters, and $0.35 per share for the fourth quarter. During 2020, we paid cash dividends of $0.50 per share for the first and second quarters, and $0.30 per share for the third and fourth quarters. We paid cash dividends of $0.45 per share for all four quarters of 2019. The aggregate of dividends paid to shareholders for 2021, 2020, and 2019, were $109 million, $138 million, and $166 million.

The First Amendment, which we entered into on July 15, 2020, among other changes, established a Relief Period which added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the First Amendment and on or prior to the last day of the relevant fiscal quarter. Additionally, the First Amendment limited the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the First Amendment. The Second Amendment, which was entered into on October 22, 2021, renewed the credit agreement governing our revolving credit facility and term loan B and terminated the Relief Period which, among other changes, eliminated the restrictions on dividends and the Relief Period minimum liquidity covenant established by the First Amendment.

Although our quarterly dividend was previously reduced due to the impacts of COVID-19, we were able to increase our dividend in the fourth quarter of 2021 and our long-term expectation is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

Foreign Earnings
We assert that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2021. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

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

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 20—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 29—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

CRITICAL ACCOUNTING ESTIMATES
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. In addition to our significant accounting policies referenced in Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements, presented below are the critical accounting estimates that we believe require subjective and complex judgments that could potentially affect reported results.

Vacation Ownership Revenue Recognition and Allowance for Loan Losses. Our sales of VOIs are either cash sales or developer-financed sales. For developer-financed sales, we project our losses for uncollectible accounts over the entire lives of our notes. This estimate of uncollectible consideration reduces the amount of revenue recognized at the time of sale and establishes an allowance for loan loss which reduces the receivable.

Our estimates of uncollectible amounts are based on the results of our static pool analysis which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs. There were no changes to the assumptions used in this model in 2021.

In March 2020, as a result of the COVID-19 pandemic’s impact on our owners’ ability to repay their contract receivables, we added an additional model that increased the allowance for loan losses by $225 million, representing 6% of gross VOCRs as of March 31, 2020. This additional model was based upon historical data on the relationship between unemployment rates and net new defaults. The model provided for the full estimated impact of a recession (approximately 15-20 months from the peak of unemployment) based on our historical data from the recession in 2008. Based upon improved performance in our portfolio (lower net new defaults) and improved unemployment rates, we reversed $111 million of the initial $225 million provision recorded in March 2020. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, we have no COVID-19 related allowances as of December 31, 2021. The allowance for loan losses is our most significant and complex estimate. Over the past five years, the year-end allowance as a percentage of gross VOCRs has ranged from 18.1% to 19.5% with the exception of 2020 which was 21.8% as a result of the impact of COVID-19. See Note 10—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for additional details of changes in the COVID-19 estimates and impacts to the financial statements.

Inventory. We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss) in order to retrospectively adjust the margin previously recorded subject to those estimates. There were no changes in these assumptions during 2021.

Impairment of Long-Lived Assets. We perform an annual review of our goodwill and other indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. There were no changes in the assumptions used in this analysis in 2021. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly interest rate caps, to manage and reduce the interest rate risk related to our debt. Foreign currency forwards, spots, and swaps are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, forecasted royalties, forecasted earnings, cash flows of foreign subsidiaries, and other transactions.

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 19—Financial Instruments to the Consolidated Financial Statements. Our principal market exposures are interest rate and foreign currency rate risks.
•Our primary interest rate exposure as of December 31, 2021, was to interest rate fluctuations in the U.S., specifically LIBOR and asset-backed commercial paper interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that LIBOR and asset-backed commercial paper rates will remain a primary market risk exposure until an appropriate replacement is adopted.
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

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2021 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2021. As of December 31, 2021, the absolute notional amount of our outstanding foreign exchange hedging instruments was $58 million. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $4 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan B, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2021 was $320 million in non-recourse debt and $288 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities. We use a discounted cash flow model in determining the fair values of VOCRs. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates, and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

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

We used December 31, 2021 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. (formerly Wyndham Destinations, Inc.) and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and deficit for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its vacation ownership interests. The Company assesses the adequacy of the allowance for loan losses related to these vacation ownership interests using a technique referred to as a static pool model. The model is based upon the historical performance of similar vacation ownership contract receivables and incorporates more recent history of default information. Management prepares a static pool analysis to track defaults for each year's sales over the entire life of the contract receivable as a means to project future losses. A further qualitative assessment is also performed by the Company which considers whether any external economic conditions or internal portfolio characteristics exist which indicate an adjustment is necessary to reflect expected impacts on the contract receivable portfolio. Due to the economic disruption resulting from COVID-19 during the first quarter of 2020, the Company estimated an additional loan loss allowance related to the impacts on the owners’ ability to repay their contract receivables. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008.

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
February 23, 2022

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenues
Service and membership fees	$1,502	$1,139	$1,606
Vacation ownership interest sales	1,176	505	1,848
Consumer financing	404	467	515
Other	52	49	74
Net revenues	3,134	2,160	4,043
Expenses
Operating	1,359	1,130	1,648
Cost of vacation ownership interests	157	2	186
Consumer financing interest	81	101	106
General and administrative	434	398	491
Marketing	363	329	666
Depreciation and amortization	124	126	121
COVID-19 related costs	4	88	—
Separation and related costs	—	—	45
Restructuring	(1)	39	9
Asset impairments/(recovery)	(5)	52	27
Total expenses	2,516	2,265	3,299
Gain on sale of business	—	—	(68)
Operating income/(loss)	618	(105)	812
Interest expense	198	192	162
Interest (income)	(3)	(7)	(7)
Other (income), net	(6)	(14)	(23)
Income/(loss) before income taxes	429	(276)	680
Provision/(benefit) for income taxes	116	(23)	191
Net income/(loss) from continuing operations	313	(253)	489
(Loss)/gain on disposal of discontinued business, net of income taxes	(5)	(2)	18
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)	$507

Basic earnings/(loss) per share
Continuing operations	$3.62	$(2.95)	$5.31
Discontinued operations	(0.06)	(0.02)	0.19
	$3.56	$(2.97)	$5.50
Diluted earnings/(loss) per share
Continuing operations	$3.58	$(2.95)	$5.29
Discontinued operations	(0.06)	(0.02)	0.19
	$3.52	$(2.97)	$5.48

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)	$507
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax	(32)	37	—
Defined benefit pension plans, net of tax	—	(1)	—
Other comprehensive (loss)/income, net of tax	(32)	36	—
Comprehensive income/(loss) attributable to Travel + Leisure Co. shareholders	$276	$(219)	$507

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$369	$1,196
Restricted cash (VIE - $84 as of 2021 and $92 as of 2020)	128	121
Trade receivables, net	131	115
Vacation ownership contract receivables, net (VIE - $2,061 as of 2021 and $2,458 as of 2020)	2,309	2,482
Inventory	1,216	1,347
Prepaid expenses	227	204
Property and equipment, net	689	666
Goodwill	961	964
Other intangibles, net	219	131
Other assets	339	387
Total assets	$6,588	$7,613
Liabilities and (deficit)
Accounts payable	$62	$62
Accrued expenses and other liabilities	939	929
Deferred income	382	447
Non-recourse vacation ownership debt (VIE)	1,934	2,234
Debt	3,379	4,184
Deferred income taxes	686	725
Total liabilities	7,382	8,581
Commitments and contingencies (Note 20)
Stockholders' (deficit):
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, 600,000,000 shares authorized, 222,250,970 issued as of 2021 and 221,755,960 as of 2020	2	2
Treasury stock, at cost – 136,320,631 shares as of 2021 and 135,824,676 shares as of 2020	(6,534)	(6,508)
Additional paid-in capital	4,192	4,157
Retained earnings	1,587	1,390
Accumulated other comprehensive loss	(48)	(16)
Total stockholders’ (deficit)	(801)	(975)
Noncontrolling interest	7	7
Total (deficit)	(794)	(968)
Total liabilities and (deficit)	$6,588	$7,613

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income/(loss)	$308	$(255)	$507
Loss/(gain) on disposal of discontinued business, net of income taxes	5	2	(18)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	129	415	479
Depreciation and amortization	124	126	121
Stock-based compensation	32	20	24
Non-cash interest	22	23	21
Non-cash lease expense	17	23	31
Gain on sale of business	—	—	(68)
Asset impairments/(recovery)	(5)	52	36
Deferred income taxes	(39)	(88)	79
Other, net	1	(9)	9
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	(15)	30	(15)
Vacation ownership contract receivables	35	237	(562)
Inventory	(6)	(119)	13
Prepaid expenses	(24)	15	(64)
Other assets	32	23	1
Accounts payable, accrued expenses, and other liabilities	24	(21)	(151)
Deferred income	(72)	(100)	10
Net cash provided by operating activities - continuing operations	568	374	453
Net cash used in operating activities - discontinued operations	—	—	(1)
Net cash provided by operating activities	568	374	452
Investing activities
Property and equipment additions	(57)	(69)	(108)
Acquisitions	(37)	—	(51)
Proceeds from asset sales	—	—	6
Proceeds from sale of business, net	—	—	106
Other, net	1	9	3
Net cash used in investing activities - continuing operations	(93)	(60)	(44)
Net cash used in investing activities - discontinued operations	—	(5)	(22)
Net cash used in investing activities	(93)	(65)	(66)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,419	1,563	2,253
Principal payments on non-recourse vacation ownership debt	(1,713)	(1,896)	(2,068)
Proceeds from debt	10	1,062	2,677
Principal payments on debt	(562)	(519)	(2,892)
Proceeds from notes issued and term loan	643	643	346
Repayment of notes	(903)	(43)	(3)
Repayments of vacation ownership inventory arrangement	—	(16)	(12)
Dividends to shareholders	(109)	(138)	(166)
Payment of deferred acquisition consideration	(30)	(11)	—
Repurchase of common stock	(25)	(128)	(340)
Debt issuance/modification costs	(20)	(20)	(22)
Net share settlement of incentive equity awards	(9)	(2)	(4)
Cash transferred to Wyndham Hotels related to Spin-off	—	—	(69)
Proceeds from issuance of common stock	11	7	11
Net cash (used in)/provided by financing activities	(1,288)	502	(289)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(7)	4	1
Net change in cash, cash equivalents and restricted cash	(820)	815	98
Cash, cash equivalents and restricted cash, beginning of period	1,317	502	404
Cash, cash equivalents and restricted cash, end of period	497	1,317	502
Less: Restricted cash	128	121	147
Cash and cash equivalents	$369	$1,196	$355
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2018	95.0	$2	$(6,043)	$4,077	$1,442	$(52)	$5	$(569)
Net income	—	—	—	—	507	—	—	507
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Employee stock purchase program	0.2	—	—	11	—	—	—	11
Change in stock-based compensation	—	—	—	24	—	—	—	24
Repurchase of common stock	(7.6)	—	(340)	—	—	—	—	(340)
Dividends ($1.80 per share)	—	—	—	—	(167)	—	—	(167)
Distribution for separation of Wyndham Hotels and adjustments related to discontinued business	—	—	—	—	3	—	—	3
Acquisition of a business	0.2	—	—	10	—	—	—	10
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2019	88.1	2	(6,383)	4,118	1,785	(52)	6	(524)
Net loss	—	—	—	—	(255)	—	—	(255)
Other comprehensive income	—	—	—	—	—	36	—	36
Issuance of shares for RSU vesting	0.2	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	0.2	—	—	7	—	—	—	7
Change in stock-based compensation	—	—	—	20	—	—	—	20
Repurchase of common stock	(3.1)	—	(125)	—	—	—	—	(125)
Dividends ($1.60 per share)	—	—	—	—	(140)	—	—	(140)
Acquisition of a business	0.5	—	—	14	—	—	—	14
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2020	85.9	2	(6,508)	4,157	1,390	(16)	7	(968)
Net income	—	—	—	—	308	—	—	308
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Employee stock purchase program issuances	0.1	—	—	8	—	—	—	8
Change in stock-based compensation	—	—	—	32	—	—	—	32
Repurchase of common stock	(0.5)	—	(26)	—	—	—	—	(26)
Dividends ($1.25 per share)	—	—	—	—	(111)	—	—	(111)
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
1.    Background and Basis of Presentation
Background
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation. The aggregate purchase price was $100 million, of which $55 million was paid during 2021. The remaining payments are to be completed by June 2024. In connection with this acquisition, Wyndham Destinations, Inc. changed its name to Travel + Leisure Co. and its ticker symbol to TNL on February 17, 2021.

Travel + Leisure Co. and its subsidiaries (collectively, “Travel + Leisure Co.,” or the “Company,” formerly Wyndham Destinations, Inc.) is a global provider of hospitality services and travel products. The Company has two reportable segments: Vacation Ownership and Travel and Membership. In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its reportable segments to better align with how the segments are managed.

The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Wyndham Destinations business line. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, and Presidential Reserve by Wyndham.

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and the Travel + Leisure Group business lines. With the formation of the Travel + Leisure Group, the Company decided that the operations of its Extra Holidays business, which focuses on direct-to-consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. Prior period segment information has been restated to reflect this change. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates Travel + Leisure GO, Travel + Leisure Travel Clubs, and the Extra Holidays brands.

Impact of COVID-19
The results of operations for 2021 and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which have been significantly negative for the travel industry, the Company, its customers, and employees. In response to COVID-19, the Vacation Ownership segment temporarily closed its resorts in mid-March 2020 across the globe and suspended its sales and marketing operations. In the Travel and Membership segment, affiliate resort closures and regional travel restrictions contributed to decreased bookings and increased cancellations. As a result, the Company significantly reduced its workforce and furloughed thousands of associates in the second quarter of 2020. As of December 31, 2021, the Company has reopened all of the resorts and sales offices in North America that it expects to reopen. The remaining closed resorts and sales offices that the Company intends to reopen are located in the South Pacific and are expected to reopen in 2022, contingent upon the lifting of government imposed travel restrictions. As a result of these reopenings the majority of the Company’s furloughed employees have returned to work.

As a precautionary measure to enhance liquidity, in the first quarter of 2020 the Company drew down its $1.0 billion revolving credit facility and suspended its share repurchase activity, and in the third quarter of 2020 amended the credit agreement governing its revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during the relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company (“Relief Period”). The Company has since repaid its $1.0 billion revolving credit facility. During the fourth quarter of 2021, the Company renewed the credit agreement governing its $1.0 billion revolving credit facility and term loan B (“Second Amendment”). The Second Amendment updated the terms and maturity date of the revolving credit facility, extending the maturity date to October 2026. In addition, the Second Amendment terminated the Relief Period and restrictions regarding share repurchases, dividends, and acquisitions established by the First Amendment. See Note 16—Debt for additional details.

Given the significant COVID-19 related events, the Company’s revenues were negatively impacted and while revenues are continuing to recover, not all product and service lines have yet reached pre-pandemic levels. The Company reversed $61 million of COVID-19 charges for the year ended December 31, 2021, compared to $385 million of charges incurred in 2020. The $385 million of charges incurred for the year ended December 31, 2020 included a $205 million COVID-19 related loan loss provision recorded as a result of the Company’s evaluation of the impact of COVID-19 on its owners’ ability to repay their vacation ownership contract receivables (“VOCRs”). The $61 million of net reversals in 2021 included the release of $91 million of the COVID-19 related allowance for loan losses, as the Company has continued to experience improvements in net new defaults. Refer to Note 26—COVID-19 Related Items for additional details.

Alliance Reservations Network Acquisition
On August 7, 2019, the Company acquired Alliance Reservations Network for $102 million ($97 million net of cash acquired). ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN is reported within the Travel and Membership segment. See Note 5—Acquisitions for additional details.

Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K include the accounts and transactions of Travel + Leisure Co., as well as the entities in which Travel + Leisure Co. directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. In addition, prior period segment results have been restated to reflect the aforementioned reclassification of the Extra Holidays business into the Travel and Membership segment.

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

2.    Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
When evaluating an entity for consolidation, the Company first determines whether an entity is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary. The Company will also consolidate an entity not deemed a VIE upon determination that the Company has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are accounted for using the equity or cost method, as appropriate.

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

Securitizations. In accordance with the contractual requirements of the Company’s various VOCR securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company. This report details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2021 and 2020, restricted cash for securitizations totaled $84 million and $92 million.

Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s Travel and Membership businesses. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $44 million and $29 million as of December 31, 2021 and 2020.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate ability to realize receivables, considering historical collection experience, the economic environment, and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations for the years ended December 31 (in millions):

	2021	2020	2019
Beginning balance	$221	$154	$104
Bad debt expense	127	125	100
Write-offs	(149)	(58)	(51)
Translation and other adjustments	—	—	1
Ending balance	$199	$221	$154

Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of Income/(Loss). The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCRs. Due to the economic disruption resulting from COVID-19, the Company estimated an additional loan loss allowance related to the impacts on its owners’ ability to repay their contract receivables. For additional details on the Company’s vacation ownership contract receivables, including information on the related allowances and the impact of COVID-19, see Note 10—Vacation Ownership Contract Receivables.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost and VOI revenue, including estimated future revenue, incorporating factors such as changes in prices and the recovery of VOIs, generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period as a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. There was no capitalized interest applied to inventory in 2021. Capitalized interest related to inventory was less than $1 million during 2020 and $1 million and during 2019.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of Income/(Loss), is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, up to 30 years for vacation rental properties, and range from three to seven years for furniture, fixtures and equipment.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software costs developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally three to five years, with the exception of certain enterprise resource planning, reservation, and inventory management software, which is up to 10 years. Such amortization commences when the software is substantially ready for its intended use.

The net carrying value of software developed or obtained for internal use was $156 million and $191 million as of December 31, 2021 and 2020. Capitalized interest was less than $1 million, $1 million, and $2 million during 2021, 2020, and 2019.

DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized in Operating income/(loss) and net interest expense, based upon the nature of the hedged item, on the Consolidated Statements of Income/(Loss). Changes in fair value of derivatives designated as cash flow hedging instruments are recorded as components of other comprehensive income. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2021 and 2020. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes, and increases to the valuation allowance result in additional provision for income taxes. The realization of the Company’s deferred tax assets, net of the valuation allowance, is primarily dependent on estimated future taxable income. A change in the Company’s estimate of future taxable income may require a change to the valuation allowance.

For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not threshold, under which the Company must conclude that a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold. The Company classifies interest and penalties associated with unrecognized tax benefits as a component of Provision/(benefit) for income taxes on the Consolidated Statements of Income/(Loss).

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred and are recorded within Marketing expenses on the Consolidated Statements of Income/(Loss). Advertising costs were $33 million, $26 million, and $37 million in 2021, 2020, and 2019.

STOCK-BASED COMPENSATION
The Company measures all stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income/(Loss).

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

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually in the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units’ carrying values. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, it would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and the Company’s historical share price as well as other industry-specific considerations.

Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments/(recovery) on the Consolidated Statements of Income/(Loss). The Company has goodwill recorded at reporting units comprising its Vacation Ownership and Travel and Membership reportable segments. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2021 and determined that no impairment exists.

The Company also evaluates the recoverability of its other long-lived assets, including property and equipment and amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2021, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions, the outcome of negotiations with third parties, or the effects of the COVID-19 pandemic.

OTHER INCOME
During 2021, the Company recorded $6 million of other income primarily due to activity at the Travel and Membership segment including (i) an unrealized gain on Vacasa equity investment; (ii) value added tax provision release; and (iii) equity earnings. During 2020, the Company recorded $14 million of other income primarily related to (i) settlements of various business interruption claims at its Vacation Ownership segment and (ii) value added tax provision releases at its Travel and Membership segment. During 2019, the Company recorded $23 million of other income related to (i)

settlements of various business interruption claims, (ii) value added tax provision releases at its Travel and Membership segment, and (iii) equity earnings at its Travel and Membership segment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Accounting Standards Committee (“ASC”) 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. As this guidance would only be applicable to future business combinations, the Company is currently unable to determine the impact of adopting this guidance.

Government Assistance. In November 2021, the FASB issued guidance which requires business entities to provide certain disclosures when they (i) have received government assistance and (ii) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for fiscal years beginning after December 15, 2021. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued guidance to simplify the accounting for income taxes and clarify the financial statement presentation for tax benefits related to tax deductible dividends. This guidance became effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

Reference Rate Reform. In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying generally accepted accounting principles in the U.S. (“GAAP”) to contract modifications and hedging relationships, subject to meeting certain criteria that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. This guidance became effective as of March 12, 2020, and will apply through December 31, 2022. The transition from LIBOR based benchmark rates is expected to begin January 1, 2022 and be completed when U.S. Dollar (“USD”) LIBOR rates are phased out by June 30, 2023. The Company adopted appropriate LIBOR replacement rate transition language into the agreements for the renewal of its USD bank conduit facility in 2020 and the renewal of the credit agreement governing the revolving credit facility and term loan B which closed during 2021. These agreements represented the Company’s largest exposure to LIBOR. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less, and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income/(Loss). The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue, for the years ended December 31, were (in millions) (a):

	2021	2020	2019
Management fee revenue	$358	$331	$365
Reimbursable revenues	313	252	307
Property management revenues	$671	$583	$672

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Vacation Ownership segment to Travel and Membership.

One of the associations that the Company manages paid its Travel and Membership segment $30 million for exchange services during 2021, $27 million during 2020, and $29 million during 2019.

Travel and Membership
Travel and Membership derives a majority of its revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations, except in certain transactions where the Company has a performance obligation that is not satisfied until the time of stay.

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products.

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Other vacation exchange-related product fees are deferred and recognized as revenue upon the occurrence of a future exchange, event, or other related transaction.

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

Other Items
The Company records property management services revenues for its Vacation Ownership segment and RCI Elite Rewards revenues for its Travel and Membership segments gross as a principal.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of December 31, were as follows (in millions):

	2021	2020
Deferred subscription revenue	$166	$176
Deferred VOI trial package revenue	85	115
Deferred exchange-related revenue (a)	61	59
Deferred VOI incentive revenue	55	74
Deferred co-branded credit card programs revenue	12	16
Deferred other revenue	3	8
Total	$382	$448

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred revenue primarily represents payments received in advance from members for the right to access the Company’s vacation travel network to book vacation exchanges and rent travel accommodations which are recognized on a straight-line basis over the contract period, generally within one year. Deferred revenue also includes other leisure-related services and products revenue which is recognized as customers utilize the associated benefits.

Changes in contract liabilities for the years ended December 31, follow (in millions):

	2021	2020	2019
Beginning balance	$448	$539	$519
Additions	247	223	387
Revenue recognized	(313)	(314)	(367)
Ending balance	$382	$448	$539

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of December 31, 2021 and 2020, these capitalized costs were $28 million and $41 million; and are included within Other assets on the Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2021 and 2020, these capitalized costs were $19 million and $16 million; and are included within Other assets on the Consolidated Balance Sheets.

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

	2022	2023	2024	Thereafter	Total
Subscription revenue	$96	$37	$17	$16	$166
VOI trial package revenue	82	—	3	—	85
Exchange-related revenue	56	4	1	—	61
VOI incentive revenue	55	—	—	—	55
Co-branded credit card programs revenue	3	3	2	4	12
Other revenue	3	—	—	—	3
Total	$295	$44	$23	$20	$382

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions) (a):

	Year Ended December 31,
	2021	2020	2019
Vacation Ownership
Vacation ownership interest sales (b)	$1,176	$505	$1,848
Property management fees and reimbursable revenues	671	583	672
Consumer financing	404	467	515
Fee-for-Service commissions	101	22	18
Ancillary revenues	51	48	69
Total Vacation Ownership	2,403	1,625	3,122

Travel and Membership
Transaction revenues	540	315	492
Subscription revenues	176	160	216
Vacation rental revenues (c)	—	—	153
Ancillary revenues	36	77	83
Total Travel and Membership	752	552	944

Corporate and other
Ancillary revenues	—	—	1
Eliminations	(21)	(17)	(24)
Total Corporate and other	(21)	(17)	(23)

Net revenues	$3,134	$2,160	$4,043

(a)This table reflects the reclassification of Extra Holidays from the Vacation Ownership segment into the Travel and Membership segment for all periods presented. Extra Holidays revenue is included within Transaction revenues.
(b)The Company increased its loan loss allowance by $205 million during 2020, due to an expected increase in net new defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Consolidated Statements of Income/(Loss). During 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, resulting in releases of $91 million which is reflected as an increase in Vacation ownership interest sales on the Consolidated Statements of Income/(Loss).
(c)The Company completed the sale of the North American vacation rentals business on October 22, 2019.

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income/(loss) from continuing operations attributable to Travel + Leisure Co. shareholders	$313	$(253)	$489
(Loss)/gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	(5)	(2)	18
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)	$507

Basic earnings/(loss) per share (a)
Continuing operations	$3.62	$(2.95)	$5.31
Discontinued operations	(0.06)	(0.02)	0.19
	$3.56	$(2.97)	$5.50
Diluted earnings/(loss) per share (a)
Continuing operations	$3.58	$(2.95)	$5.29
Discontinued operations	(0.06)	(0.02)	0.19
	$3.52	$(2.97)	$5.48

Basic weighted average shares outstanding	86.5	86.1	92.1
Stock-settled appreciation rights (“SSARs”), RSUs (b), PSUs (c) and NQs (d)	0.8	—	0.3
Diluted weighted average shares outstanding (e)	87.3	86.1	92.4

Dividends:
Cash dividends per share (f)	$1.25	$1.60	$1.80
Aggregate dividends paid to shareholders	$109	$138	$166

(a)Earnings/(loss) per share amounts are calculated using whole numbers.
(b)Excludes 0.4 million, 1.1 million, and 0.4 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2021, 2020, and 2019, of which 0.2 million would have been dilutive during 2020 had the Company not been in a net loss position. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.4 million, 0.3 million, and 0.2 million for the years 2021, 2020, and 2019 as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.4 million, 2.1 million, and 1.2 million of outstanding non-qualified stock option (“NQs”) awards that would have been anti-dilutive to EPS for the years 2021, 2020, and 2019. These outstanding stock option awards could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)During 2021 the Company paid cash dividends of $0.30 per share for the first, second and third quarters, and $0.35 per share for the fourth quarter. During 2020 the Company paid cash dividends of $0.50 per share for the first and second quarters, and $0.30 per share for the third and fourth quarters. The Company paid cash dividends of $0.45 per share for all four quarters of 2019.

Share Repurchase Program
As of December 31, 2021, the total authorization under the Company’s current share repurchase program was $6.0 billion, of which $328 million remains available. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. In March 2020, the Company suspended its share repurchase activity due to the uncertainty resulting from COVID-19. On July 15, 2020, the Company entered into the First Amendment to the credit agreement governing its revolving credit facility and term loan B. This amendment placed the Company into a Relief Period from July 15, 2020 through April 1, 2022 that prohibited the use of cash for share repurchases during this period. On October 22, 2021, the Company entered into the Second Amendment which renewed the credit agreement governing its revolving credit facility and term loan B, thereby terminating the Relief Period and eliminating the Relief Period restrictions regarding share repurchases and dividends. The Company resumed share repurchases during the fourth quarter of 2021.

The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2020	111.3	$5,727
Repurchases	0.5	26
As of December 31, 2021	111.8	$5,753

5.    Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income/(Loss) since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price were based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the measurement period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts, and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of Income/(Loss) as expenses.

2021 ACQUISITIONS
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, $55 million of which was paid in 2021. These payments are reflected as $35 million of cash used in investing activities, along with the associated professional fees, and $20 million of cash used in financing activities on the Consolidated Statements of Cash Flows. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

2019 ACQUISITIONS
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired). The fair value of purchase consideration was comprised of: (i) $48 million paid in cash at closing, which is included in cash used in investing activities on the Consolidated Statements of Cash Flows, net of cash received; and $11 million paid in each of 2020 and 2021 included in cash used in financing activities on the Consolidated Statements of Cash Flows; (ii) $24 million of Travel + Leisure Co. stock (721,450 shares at a weighted average price per share of $32.51); and (iii) $10 million of contingent consideration based on achieving certain financial and operational metrics.

The Company recognized the assets and liabilities of ARN based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The purchase price allocation, including the impacts of certain post-closing adjustments, consists of: (i) $27 million of developed software with a weighted average life of 10 years included within Property and equipment, net; (ii) $38 million of Goodwill; (iii) $35 million of definite-lived intangible assets with a weighted average life of 12 years primarily consisting of customer relationships; and (iv) $4 million of Accounts payable. All of the goodwill and other intangible assets are deductible for income tax purposes. ARN is reported within the Travel and Membership segment. The Company completed purchase accounting for this transaction during 2020.

Given the impact of COVID-19 on the industry, the Company performed assessments of the goodwill acquired as part of the ARN acquisition at October 1, 2021 and each interim period in 2020, including the annual assessment on October 1,

2020, and concluded at each assessment that the goodwill of ARN was not impaired. For the assessment performed on October 1, 2021, it was determined that the fair value substantially exceeded the carrying value.

Although the Company determined that the goodwill of ARN was not impaired at these times, to the extent estimated discounted cash flows are revised downward, whether as a result of continued and worsening COVID-19 impacts or if management’s current negotiations to expand ARN programs both internally and externally do not materialize as expected, the Company may be required to write-down all or a portion of this goodwill, which would negatively impact earnings.

As a result of the impacts of COVID-19, the Company also performed an impairment analysis of ARN’s property and equipment and other intangible assets during each quarter of 2020, including the fourth quarter as part of its annual impairment analysis on October 1, 2020, and determined in all periods that it was more likely than not that these assets were not impaired. The Company did not have any triggering events requiring an impairment test to be performed for these amortizing assets in 2021.

Other. During 2019, the Company completed a business acquisition at its Vacation Ownership segment for $13 million ($10 million net of cash acquired). The acquisition resulted in the recognition of (i) $4 million of Inventory, (ii) $7 million of definite-lived intangible assets, and (iii) $1 million of Accrued expenses and other liabilities.

6.    Discontinued Operations
During 2018, the Company completed the spin-off of its hotel business (“Spin-off”) and the sale of its European vacation rentals business. Subsequent to these transactions closing, the Company recognized additional gain and losses on disposal associated with these discontinued businesses. During 2021, the Company recognized a loss on disposal of discontinued business, net of income taxes of $5 million as a result of entering into a settlement agreement for post-closing adjustment claims related to the sale of the European vacation rentals business. See Note 29—Transactions with Former Parent and Former Subsidiaries for additional information. During 2020, the Company recognized a $2 million loss on disposal of discontinued business, net of income taxes resulting from a tax audit related to the European vacation rentals business. During 2019, the Company recognized an $18 million gain on disposal of discontinued business, net of income taxes. This gain was related to $12 million of tax benefits associated with additional foreign tax credit utilization and lower than anticipated state income taxes, as well as $6 million in returned escrow deposits associated with expired guarantees related to the sale of the European vacation rentals business. The Company does not expect to incur significant ongoing gains and losses for these discontinued operations.

Prior to their classification as discontinued operations, the hotel business comprised the Hotel Group segment and the European vacation rentals business was part of the Travel and Membership segment.

The following table presents information regarding components of cash flows from discontinued operations for the years ended December 31, (in millions):

	2021	2020	2019
Cash flows used in operating activities	$—	$—	$(1)
Cash flows used in investing activities	—	(5)	(22)

7.    Held-for-Sale Business
During 2019, the Company closed on the sale of its North American vacation rentals business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity, resulting in a gain of $68 million which is included in Gain on sale of business on the Consolidated Statements of Income/(Loss). Prior to sale, this business was reported within the Travel and Membership segment.

During December 2021, Vacasa merged with a publicly traded special purpose acquisition company and began trading on the Nasdaq Global Select market. As of December 31, 2021, the fair value of the Company’s investment in Vacasa was $13 million, as measured using quoted prices in the active market (Level 1); representing an increase of $9 million during the year. This increase is reflected as a $6 million recovery in Asset impairments/(recovery), and $3 million of Other income, net on the Consolidated Statements of Income/(Loss).

8.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$961			$964
Trademarks (a)	$146			$47
Amortized Intangible Assets:
Customer lists (b)	$75	$31	$44	$75	$25	$50
Management agreements (c)	52	34	18	53	31	22
Trademarks (d)	8	5	3	8	5	3
Other (e)	8	—	8	9	—	9
	$143	$70	$73	$145	$61	$84

(a)Comprised of trademarks that the Company has acquired that are expected to generate future cash flows for an indefinite period of time.
(b)Amortized between 4 to 15 years with a weighted average life of 12 years.
(c)Amortized between 10 to 25 years with a weighted average life of 17 years.
(d)Amortized between 7 to 8 years with a weighted average life of 7 years.
(e)Includes business contracts, which are amortized between 10 to 69 years with a weighted average life of 57 years.

Goodwill
During the fourth quarters of 2021, 2020, and 2019, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

Due to the impacts of COVID-19, the Company also performed a qualitative analysis for each of its reporting units during each quarter of 2020. Additionally, the Company performed quantitative assessments of the goodwill acquired as part of the ARN acquisition during the third and fourth quarters of 2020; which resulted in the fair value exceeding the carrying value. Based on the results of these qualitative and quantitative assessments, the Company determined that ARN’s goodwill was not impaired and that it was more likely than not that goodwill was not impaired at the Company’s other reporting units. For the quantitative assessment performed on October 1, 2021 as part of the Company’s annual impairment analysis, it was determined that the fair value of the ARN goodwill substantially exceeded the carrying value.

The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2020	Foreign Exchange	Balance as of December 31, 2021
Travel and Membership	$937	$(3)	$934
Vacation Ownership	27	—	27
Total Company	$964	$(3)	$961

Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income/(Loss) and was as follows (in millions):

	2021	2020	2019
Customer lists	$6	$6	$6
Management agreements	3	3	3
Other	—	1	—
Total	$9	$10	$9

Based on the Company’s amortizable intangible assets as of December 31, 2021, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2022	$10
2023	10
2024	9
2025	9
2026	9

9.    Income Taxes
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law, which is the latest stimulus package to provide COVID-19 relief. ARPA included an extension of the Coronavirus Aid, Relief, and Economic Security
(“CARES”) Act Employee Retention Tax Credit until December 31, 2021. In addition to the expansion of the employee retention credit (among other provisions), ARPA includes several revenue-raising and business tax provisions. One such provision that will impact the Company is the expansion of the limitation of compensation deductions above $1 million for certain covered employees of publicly held corporations. Effective for taxable years after December 31, 2026, ARPA expands the limitation to include the next five highest compensated employees.

On March 27, 2020, the CARES Act was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.

The Company recorded $2 million and $26 million of employee retention tax credits for the years ended December 31, 2021 and 2020, including credits from similar programs outside the U.S. This provision of the CARES Act has no additional requirements or restrictions. The Company has deferred social security payments and taken additional depreciation deductions relating to qualified improvement property.

The Company asserts that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2021. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

The income tax provision/(benefit) attributable to continuing operations consisted of the following for the years ended December 31 (in millions):

	2021	2020	2019
Current
Federal	$111	$42	$74
State	27	12	9
Foreign	17	11	29
	155	65	112
Deferred
Federal	(38)	(82)	57
State	(2)	(3)	17
Foreign	1	(3)	5
	(39)	(88)	79
Provision/(benefit) for income taxes	$116	$(23)	$191

Pre-tax income/(loss) for domestic and foreign operations attributable to continuing operations consisted of the following for the years ended December 31 (in millions):

	2021	2020	2019
Domestic	$314	$(326)	$452
Foreign	115	50	228
Income/(loss) before income taxes	$429	$(276)	$680

Deferred income tax assets and liabilities, as of December 31, were comprised of the following (in millions):

	2021	2020
Deferred income tax assets:
Provision for doubtful accounts and loan loss allowance for vacation ownership contract receivables	$180	$227
Foreign tax credit carryforward	77	75
Accrued liabilities and deferred income	76	80
Other comprehensive income	73	69
Net operating loss carryforward	33	37
Tax basis differences in assets of foreign subsidiaries	11	12
Other	89	92
Valuation allowance (a)	(156)	(153)
Deferred income tax assets	383	439

Deferred income tax liabilities:
Installment sales of vacation ownership interests	700	780
Depreciation and amortization	227	228
Other comprehensive income	53	49
Estimated VOI recoveries	46	60
Other	18	20
Deferred income tax liabilities	1,044	1,137
Net deferred income tax liabilities	$661	$698

Reported in:
Other assets	$25	$27
Deferred income taxes	686	725
Net deferred income tax liabilities	$661	$698

(a)     The valuation allowance of $156 million at December 31, 2021, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $56 million, $21 million, and $79 million. The valuation allowance of $153 million at December 31, 2020, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $50 million, $22 million, and $81 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2021, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses of $17 million and $14 million. The state net operating losses are due to expire at various dates, but no later than 2041. The majority of the foreign net operating losses can be carried forward indefinitely. As of December 31, 2021, the Company had $77 million of foreign tax credits. These foreign tax credits expire between 2022 and 2031.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	4.5	(0.9)	6.8
Taxes on foreign operations at rates different than U.S. federal statutory rates	(3.2)	(0.9)	1.4
Taxes on foreign income, net of tax credits	3.5	0.2	0.4
Valuation allowance	1.8	(7.1)	(2.4)
Installment sale interest	1.3	(0.8)	0.5
Other	(1.9)	(3.2)	0.4
	27.0%	8.3%	28.1%

The effective income tax rate for 2021 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to the effect of state income taxes and the net increases in valuation allowances on the Company’s deferred tax assets. The effective income tax rate for 2020 differed from the statutory U.S. Federal income tax rate of 21.0% primarily due to net increases in valuation allowances on the Company’s deferred tax assets.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	2021	2020	2019
Beginning balance	$26	$29	$28
Increases related to tax positions taken during a prior period	2	—	1
Increases related to tax positions taken during the current period	2	2	4
Decreases related to settlements with taxing authorities	—	—	(1)
Decreases related to tax positions taken during a prior period	—	(2)	(1)
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(3)	(2)
Ending balance	$27	$26	$29

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $22 million, $22 million, and $24 million as of December 31, 2021, 2020, and 2019. The Company accrued potential penalties and interest as a component of Provision/(benefit) for income taxes on the Consolidated Statements of Income/(Loss) related to these unrecognized tax benefits of $1 million, $1 million, and $2 million during 2021, 2020, and 2019. The Company had a liability for potential penalties of $4 million as of December 31, 2021, 2020, and 2019, and potential interest of $11 million, $10 million, and $9 million as of December 31, 2021, 2020, and 2019. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits balance to change significantly over the next 12 months.

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is currently under a U.S. federal exam for the 2016 tax year and generally remains subject to examination by U.S. federal tax authorities for tax years 2018 through 2021. The 2012 through 2021 tax years generally remain subject to examination by many U.S. state tax authorities. In significant foreign jurisdictions, the 2014 through 2021 tax years generally remain subject to examination by their respective tax authorities. The statutes of limitations are scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $2 million due to statute expirations.

The Company made cash income tax payments, net of refunds, of $110 million, $50 million, and $89 million during 2021, 2020, and 2019. In addition, the Company made cash income tax payments, net of refunds, of $8 million and $39 million during 2020 and 2019 related to discontinued operations. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Cendant and Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”).

10.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. As of December 31, Vacation ownership contract receivables, net consisted of (in millions):

	2021	2020
Vacation ownership contract receivables:
Securitized (a)	$2,061	$2,458
Non-securitized (b)	758	717
Vacation ownership contract receivables, gross	2,819	3,175
Less: Allowance for loan losses	510	693
Vacation ownership contract receivables, net	$2,309	$2,482

(a)Excludes $17 million and $23 million of accrued interest on VOCRs as of December 31, 2021 and 2020, which are included in Trade receivables, net on the Consolidated Balance Sheets.
(b)Excludes $5 million and $9 million of accrued interest on VOCRs as of December 31, 2021 and 2020, which are included in Trade receivables, net on the Consolidated Balance Sheets.

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2021, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2022	$219	$68	$287
2023	233	77	310
2024	245	83	328
2025	258	88	346
2026	249	78	327
Thereafter	857	364	1,221
	$2,061	$758	$2,819

During 2021, 2020, and 2019, the Company’s securitized VOCRs generated interest income of $304 million, $391 million, and $405 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income/(Loss).

During 2021, 2020, and 2019, the Company had net VOCR originations of $780 million, $481 million, and $1.5 billion and received principal collections of $815 million, $718 million, and $937 million. The weighted average interest rate on outstanding VOCRs was 14.5%, 14.4%, and 14.4% during 2021, 2020, and 2019.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2018	$734
Provision for loan losses, net	479
Contract receivables write-offs, net	(466)
Allowance for loan losses as of December 31, 2019	747
Provision for loan losses, net	415
Contract receivables write-offs, net	(469)
Allowance for loan losses as of December 31, 2020	693
Provision for loan losses, net	129
Contract receivables write-offs, net	(312)
Allowance for loan losses as of December 31, 2021	$510

Due to the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. The

Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). During the fourth quarter of 2020, the Company updated its evaluation of the impact of COVID-19 on its owners’ ability to repay their contract receivables and, as a result of an improvement in net new defaults and lower than expected unemployment rates, reduced the provision by $20 million with a corresponding $7 million increase in Cost of vacation ownership interests. The total impact of COVID-19 on the ability for owners’ to repay their contracts receivables for the year ended December 31, 2020, is reflected as a $205 million reduction to Vacation ownership interest sales and a $48 million reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). During 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to improvement in net new defaults the Company reduced the allowance resulting in a $91 million increase to Vacation ownership interest sales and a corresponding $33 million increase to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss).

Estimating the amount of the COVID-19 related allowance involves the use of significant estimates and assumptions. Since the time this allowance was established in March 2020, the Company has reversed $111 million of the initial $225 million provision. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the Company has no COVID-19 related allowances as of December 31, 2021.

The Company recorded net provisions for loan losses of $129 million and $415 million as a reduction of net revenues during the years ended December 31, 2021 and 2020, inclusive of the aforementioned COVID-19 related adjustments.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,630	$734	$98	$72	$169	$2,703
31 - 60 days	17	24	10	3	1	55
61 - 90 days	9	12	7	1	—	29
91 - 120 days	9	12	9	1	1	32
Total (a)	$1,665	$782	$124	$77	$171	$2,819

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,706	$835	$160	$96	$221	$3,018
31 - 60 days	20	25	13	4	2	64
61 - 90 days	13	18	12	3	1	47
91 - 120 days	12	16	14	3	1	46
Total (a)	$1,751	$894	$199	$106	$225	$3,175

(a)Includes contracts under temporary deferment (up to 180 days). As of December 31, 2021 and 2020, contracts under deferment total $7 million and $37 million.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days and reverses all of the associated accrued interest recognized to date against interest income included within Consumer financing revenue on the Consolidated Statements of Income/(Loss). At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses primarily using a static pool methodology and thus does not assess individual loans for impairment.

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$534	$221	$11	$11	$38	$815
2020	224	105	17	6	38	390
2019	324	168	37	19	33	581
2018	234	117	25	14	24	414
2017	157	76	15	11	14	273
Prior	192	95	19	16	24	346
Total	$1,665	$782	$124	$77	$171	$2,819

	As of December 31, 2020
	700+	600-699	<600	No Score	Asia Pacific	Total
2020	$424	$173	$11	$17	$55	$680
2019	476	269	67	27	70	909
2018	339	183	50	21	36	629
2017	220	115	31	16	22	404
2016	128	63	16	10	16	233
Prior	164	91	24	15	26	320
Total	$1,751	$894	$199	$106	$225	$3,175

11.    Inventory
Inventory, as of December 31, consisted of (in millions):

	2021	2020
Completed VOI inventory	$998	$1,049
Estimated VOI recoveries	187	246
VOI construction in process	13	30
Inventory sold subject to repurchase	13	13
Vacation exchange credits and other	4	8
Land held for VOI development	1	1
Total inventory	$1,216	$1,347

The Company had net transfers of $75 million and $30 million of VOI inventory to property and equipment during 2021 and 2020.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $48 million reduction to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. The write-off was included within Operating expenses on the Consolidated Statements of Income/(Loss). The Company anticipates that remaining inventory will be fully utilized to maximize exchange supply for its members in 2022 and beyond.

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

In accordance with the agreements with the third-party developers, the Company has conditional rights and conditional obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligations of the Company constitute continuing involvement and thus the Company was unable to account for these transactions as a sale.

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2019	$43	$—	$—	$6	$49
Purchases	36	41	44	107	228
Payments	(66)	(10)	(22)	(96)	(194)
December 31, 2020	13	31	22	17	83
Purchases	2	25	2	70	99
Payments	(2)	(56)	(24)	(86)	(168)
December 31, 2021	$13	$—	$—	$1	$14

(a)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(b)Included in Accounts payable on the Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from third-party developers subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the property to another party. The maximum potential future payments that the Company may be required to make under these commitments was $65 million as of December 31, 2021.

12.    Property and Equipment, net
Property and equipment, net, as of December 31, consisted of (in millions):

	2021	2020
Capitalized software	$707	$694
Building and leasehold improvements	653	591
Furniture, fixtures and equipment	204	207
Land	30	30
Finance leases	20	14
Construction in progress	18	12
Total property and equipment	1,632	1,548
Less: Accumulated depreciation and amortization	943	882
Property and equipment, net	$689	$666

During 2021, 2020, and 2019, the Company recorded depreciation and amortization expense of $115 million, $117 million, and $113 million related to property and equipment. As of December 31, 2021 and 2020, the Company had accrued capital expenditures of $1 million and $3 million.

13. Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the Consolidated Statements of Income/(Loss).

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

The table below presents information related to the lease costs for finance and operating leases for the years ended December 31, (in millions):

	2021	2020	2019
Operating lease cost	$22	$30	$37

Short-term lease cost	$13	$14	$23

Finance lease cost:
Amortization of right-of-use assets	$4	$3	$2
Interest on lease liabilities	—	—	—
Total finance lease cost	$4	$3	$2

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$79	$92
Operating lease liabilities	Accrued expenses and other liabilities	$136	$157

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$10	$8
Finance lease liabilities	Debt	$9	$7

Weighted Average Remaining Lease Term:
Operating leases		6.4 years	7.1 years
Finance leases		2.6 years	2.6 years
Weighted Average Discount Rate:
Operating leases (b)		5.8%	5.9%
Finance leases		4.4%	5.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases for the years ended December 31, (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36	$36	$48
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	4	4	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$3	$8
Finance leases	6	6	3

The table below presents maturities of lease liabilities as of December 31, 2021 (in millions):

	Operating Leases	Finance Leases
2022	$32	$5
2023	30	3
2024	28	2
2025	24	—
2026	14	—
Thereafter	35	—
Total minimum lease payments	163	10
Less: Amount of lease payments representing interest	(27)	(1)
Present value of future minimum lease payments	$136	$9

Due to the impact of COVID-19 during 2020, the Company decided to abandon the remaining portion of its administrative offices in New Jersey. In 2020, the Company was also notified that Wyndham Hotels exercised its early termination rights under the sublease agreement for this building. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. Additionally during 2020, the Company incurred $5 million of impairment charges related to right-of-use assets at closed sales centers within its Vacation Ownership segment, and $1 million of restructuring charges at each of the Vacation Ownership and corporate segments related to right-of-use assets at its corporate headquarters.

Subsequent to the Spin-off and in accordance with the Company’s decision to further reduce its corporate footprint, the Company focused on rationalizing existing facilities which included abandoning portions of its administrative offices in New Jersey. As a result, during 2019 the Company recorded $12 million of non-cash impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment. During 2019, the Company also entered into an early termination agreement for an operating lease in Chicago, Illinois, resulting in $6 million of non-cash impairment charges associated with the write-off of right-of-use assets, related lease liabilities, and furniture, fixtures and equipment. These charges were offset by a $9 million indemnification receivable from Wyndham Hotels. Such amounts are included within Separation and related costs on the Consolidated Statements of Income/(Loss). Refer to Note 27—Impairments and Other Charges for additional information on the Company’s lease related impairments.

14.    Other Assets
Other assets, as of December 31, consisted of (in millions):

	2021	2020
Deferred costs	$81	$90
Right-of-use assets	79	92
Non-trade receivables, net	57	77
Marketable securities	27	9
Deferred tax asset	25	27
Investments	21	26
Deposits	19	20
Tax receivables	5	20
Other	25	26
	$339	$387

15.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities, as of December 31, consisted of (in millions):

	2021	2020
Accrued payroll and related costs	$209	$166
Lease liabilities (a)	136	157
Accrued taxes	106	73
Guarantees	67	67
Resort related obligations	54	39
Accrued interest	53	65
Deferred consideration	52	21
Payables associated with separation and sale of business activities	39	39
Accrued advertising and marketing	34	61
Accrued VOI maintenance fees	29	24
Restructuring liabilities (b)	22	26
Accrued legal and professional fees	21	20
Accrued legal settlements	19	13
Inventory sale obligation (c)	13	66
Customer advances	10	10
Accrued separation costs	—	7
COVID-19 liabilities (d)	1	6
Accrued other	74	69
	$939	$929

(a)See Note 13—Leases for details.
(b)See Note 28—Restructuring for details.
(c)See Note 11—Inventory for details.
(d)See Note 26—COVID-19 Related Items for details.

16.    Debt
The Company’s indebtedness, as of December 31, consisted of (in millions):

	2021	2020
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,614	$1,893
USD bank conduit facility (due October 2022) (c)	190	168
AUD/NZD bank conduit facility (due April 2023) (d)	130	173
Total	$1,934	$2,234

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$—	$547
$300 million secured term loan B (due May 2025) (g)	288	291
$250 million 5.625% secured notes (due March 2021)	—	250
$650 million 4.25% secured notes (due March 2022) (h)	—	650
$400 million 3.90% secured notes (due March 2023) (i)	401	402
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (j)	345	344
$650 million 6.625% secured notes (due July 2026)	643	641
$400 million 6.00% secured notes (due April 2027) (k)	407	408
$650 million 4.50% secured notes (due December 2029)	641	—
$350 million 4.625% secured notes (due March 2030)	346	345
Finance leases	9	7
Total	$3,379	$4,184

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.17 billion and $2.57 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2021 and 2020.
(b)The carrying amounts of the term notes are net of debt issuance costs of $18 million and $21 million as of December 31, 2021 and 2020.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $20 million and $16 million as of December 31, 2021 and 2020, and net of unamortized debt financing costs of $8 million and $7 million as of December 31, 2021 and 2020.
(f)The weighted average effective interest rate on borrowings from this facility was 3.19% and 3.02% as of December 31, 2021 and 2020. In late March 2020, the Company drew down its $1.0 billion secured revolving credit facility as a precautionary measure due to COVID-19. As of December 31, 2021, these borrowings have been repaid.
(g)The weighted average effective interest rate on borrowings from this facility was 2.39% and 2.93% as of December 31, 2021 and 2020.
(h)Includes less than $1 million of unamortized gains from the settlement of a derivative as of December 31, 2020.
(i)Includes $2 million and $3 million of unamortized gains from the settlement of a derivative as of December 31, 2021 and 2020.
(j)Includes $4 million and $5 million of unamortized losses from the settlement of a derivative as of December 31, 2021 and 2020.
(k)Includes $9 million and $11 million of unamortized gains from the settlement of a derivative as of December 31, 2021 and 2020.

Maturities and Capacity
The Company’s outstanding debt as of December 31, 2021, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$424	$7	$431
Between 1 and 2 years	234	407	641
Between 2 and 3 years	201	303	504
Between 3 and 4 years	201	625	826
Between 4 and 5 years	214	643	857
Thereafter	660	1,394	2,054
	$1,934	$3,379	$5,313

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of December 31, 2021, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$1,018	$1,000
Less: Outstanding borrowings	320	—
Less: Letters of credit	—	2
Available capacity	$698	$998

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

Sierra Timeshare 2021-1 Receivables Funding, LLC. On March 8, 2021, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2021-1 Receivables Fundings LLC, with an initial principal amount of $500 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 1.57%. The advance rate for this transaction was 98%. As of December 31, 2021, the Company had $316 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2021-2 Receivables Funding LLC. On October 26, 2021, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2021-2 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 1.82%. The advance rate for this transaction was 98%. As of December 31, 2021, the Company had $309 million of outstanding borrowings under these term notes, net of debt issuance costs.

Term Notes. In addition to the 2021 term notes described above, as of December 31, 2021, the Company had $989 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2020. The Company’s non-recourse term notes include fixed and floating rate term notes for which the weighted average interest rate was 3.9%, 4.5%, and 4.5% during 2021, 2020, and 2019.

USD bank conduit facility. The Company has a non-recourse timeshare receivables conduit facility with a total capacity of $800 million and bearing interest based on variable commercial paper rates plus a spread or LIBOR (or a successor rate), plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than November 2023. As of December 31, 2021, the Company had $190 million of outstanding borrowings under this facility.

AUD/NZD bank conduit facility. On April 27, 2021, the Company renewed its AUD/NZD non-recourse timeshare receivables conduit facility, extending the commitment period from September 2021 to April 2023. The renewal included a reduction of the AUD borrowing from A$255 million to A$250 million, while the NZD capacity remained unchanged at NZ$48 million. The facility is secured by VOCRs and bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.65%. Borrowings under this facility are required to be repaid no later than May 2025. As of December 31, 2021, the Company had $130 million of outstanding borrowings under this facility.

As of December 31, 2021, the Company’s non-recourse vacation ownership debt of $1.93 billion was collateralized by $2.17 billion of underlying gross VOCRs and related assets. Additional usage of the capacity of the Company’s non-recourse bank conduit facilities are subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 4.0%, 4.2%, and 4.4% during 2021, 2020, and 2019.

Debt
$1.0 billion Revolving Credit Facility and $300 million Term Loan B. In 2018, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provided for senior secured credit facilities in the amount of $1.3 billion, consisting of the secured term loan B of $300 million maturing in 2025 and a secured revolving facility of $1.0 billion maturing in 2026. On October 22, 2021, the Company entered the Second Amendment which renewed the credit agreement governing its $1.0 billion revolving credit facility and term loan B, extending the end of the commitment period of the revolving credit facility from May 2023 to October 2026. The Second Amendment reestablished the annual interest rate pricing construct in existence prior to the First Amendment which is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the Company’s first lien leverage ratio. The interest rate per annum applicable to term loan B is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. The Second Amendment also includes customary LIBOR transition language providing for alternate interest rate options upon the cessation of LIBOR publication. As of December 31, 2021, the Company’s interest rate per annum applicable to term loan B and borrowings under the revolving credit facility was the applicable LIBOR based rate plus a margin of 2.25%.

As of December 31, 2021, the security agreement that exists in connection with the credit agreement names Bank of America N.A. as collateral agent on behalf of the secured parties (as defined in the security agreement), and has been in force since May 31 2018. The security agreement grants a security interest in the collateral of the Company (as defined in the security agreement) and includes the holders of Travel + Leisure Co.'s 3.90% notes due 2023, 5.65% notes due 2024, 6.60% notes due 2025, 6.625% notes due 2026, 6.00% notes due 2027, 4.50% notes due 2029, and the 4.625% notes due 2030, as “secured parties.” These noteholders share equally and ratably in the collateral (as defined in the security agreement) owned by the Company for so long as the indebtedness under the credit agreement is secured by such collateral.

The interest rates on the aforementioned notes reflect increases for those notes that were impacted by the rating agency downgrades of the Company’s corporate notes. Pursuant to the terms of the indentures governing such rating sensitive series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”), or a substitute rating agency. Since issuance, the interest rates on the impacted notes have increased 150 basis points as of December 31, 2021, with a maximum potential for additional increase of 50 basis points.

Secured Notes. On November 18, 2021, the Company issued secured notes, with a face value of $650 million and an interest rate of 4.5%, for net proceeds of $643 million. Debt discount and deferred financing costs were collectively $9 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears. The notes will mature on December 1, 2029, and are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture and the notes, plus, in each case, accrued and unpaid interest. The net proceeds of this offering, together with cash on hand, was used to redeem all of the Company’s $650 million 4.25% secured notes due March 2022, and to pay the related fees and expenses.

As of December 31, 2021, the Company had $2.44 billion of outstanding secured notes issued prior to December 31, 2020. Interest on these notes is payable semi-annually in arrears. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $10 million and $11 million as of December 31, 2021 and 2020.

Fair Value Hedges
During 2017, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 6.00% secured notes with notional amounts of $400 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During 2019, the Company terminated these swap agreements resulting in a gain of $13 million which will be amortized over the remaining life of the secured notes as a reduction to Interest expense on the Consolidated Statements of Income/(Loss). The Company had $9 million and $11 million of deferred gains associated with this transaction as of December 31, 2021 and 2020, which are included within Debt on the Consolidated Balance Sheets.

During 2013, the Company entered into pay-variable/receive-fixed interest rate swap agreements on its 3.90% and 4.25% senior unsecured notes with notional amounts of $400 million and $100 million. The fixed interest rates on these notes were effectively modified to a variable LIBOR-based index. During 2015, the Company terminated the swap agreements resulting in a gain of $17 million, which is being amortized over the remaining life of the senior secured notes as a reduction to Interest expense on the Consolidated Statements of Income/(Loss). The Company had $2 million and $4 million of deferred gains as of December 31, 2021 and 2020, which are included within Debt on the Consolidated Balance Sheets.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The original financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.5 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

On July 15, 2020, the Company entered into the First Amendment to the Company’s credit agreement governing its revolving credit facility and term loan B. The First Amendment established a Relief Period with respect to the Company’s secured revolving credit facility, which commenced on July 15, 2020, and was scheduled to end on April 1, 2022. The First Amendment increased the existing leverage-based financial covenant of 4.25 to 1.0 by varying levels for each applicable quarter during the Relief Period. Among other changes, the First Amendment increased the interest rate applicable to borrowings under the Company’s secured revolving credit facility utilizing a tiered pricing grid based on the Company’s first lien leverage ratio in any quarter it exceeded 4.25 to 1.0, until the end of the Relief Period; added a new minimum liquidity covenant, tested quarterly until the end of the Relief Period, of (i) $250 million plus (ii) 50% of the aggregate amount of dividends paid after the effective date of the First Amendment and on or prior to the last day of the relevant fiscal quarter; and required the Company to maintain an interest coverage ratio (as defined in the credit agreement) of no less than 2.0 to 1.0. The First Amendment amended the definition of “Material Adverse Effect” in the credit agreement to take into consideration the impacts of the COVID-19 pandemic during the Relief Period. The Relief Period included certain restrictions on the use of cash including the prohibition of share repurchases. Finally, the First Amendment limited the payout of dividends during the Relief Period to not exceed $0.50 per share, the rate in effect prior to the amendment.

Under the First Amendment to the credit agreement, if the first lien leverage ratio exceeded 4.25 to 1.0, the interest rate on revolver borrowings would increase, and the Company would be subject to higher fees associated with its letters of credit, both of which were based on a tiered pricing grid. Given the first lien leverage ratio at December 31, 2020, the fees associated with letters of credit and the interest rate on the revolver borrowings increased 25 basis points effective March 1, 2021, until the Relief period was terminated by the Second Amendment on October 22, 2021.

The Second Amendment stipulated a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 commencing with the December 31, 2021 period through June 30, 2022, after which time it will return to 4.25 to 1.0, the level in existence prior to the effective date of the First Amendment. The Second Amendment also increased the interest coverage ratio (as defined in the credit agreement) to no less than 2.5 to 1.0, the level existing prior to the effective date of the First

Amendment, and eliminated restrictions regarding share repurchases, dividends, acquisitions, and the Relief Period minimum liquidity covenant. In connection with entering the Second Amendment, the Company resumed share repurchases during the fourth quarter of 2021.

The Second Amendment reestablished the tiered pricing grid that was in place prior to the First Amendment. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future changes based on the Company’s first lien leverage ratio which could serve to further reduce the interest rate if the ratio were to decrease to 3.75 to 1.0 or below.

As of December 31, 2021, the Company’s interest coverage ratio was 4.00 to 1.0 and the first lien leverage ratio was 3.99 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2021, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2021, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $198 million during 2021, consisting of interest on debt, excluding non-recourse vacation ownership debt, and including an offset of less than $1 million of capitalized interest. Cash paid related to such interest was $207 million.

The Company incurred interest expense of $192 million during 2020, consisting of interest on debt, excluding non-recourse vacation ownership debt, and including an offset of $1 million of capitalized interest. Cash paid related to such interest was $163 million.

The Company incurred interest expense of $162 million during 2019, consisting of interest on debt, excluding non-recourse vacation ownership debt, and including an offset of $3 million of capitalized interest. Cash paid related to such interest was $158 million.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $81 million, $101 million, and $106 million during 2021, 2020, and 2019, and is reported within Consumer financing interest on the Consolidated Statements of Income/(Loss). Cash paid related to such interest was $56 million, $74 million, and $81 million during 2021, 2020, and 2019.

17.    Variable Interest Entities
The Company analyzes its variable interests, including loans, guarantees, SPEs, and equity investments, to determine if an entity in which the Company has a variable interest is a VIE. If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	December 31, 2021	December 31, 2020
Securitized contract receivables, gross (a)	$2,061	$2,458
Securitized restricted cash (b)	84	92
Interest receivables on securitized contract receivables (c)	17	23
Other assets (d)	4	5
Total SPE assets	2,166	2,578
Non-recourse term notes (e)(f)	1,614	1,893
Non-recourse conduit facilities (e)	320	341
Other liabilities (g)	2	2
Total SPE liabilities	1,936	2,236
SPE assets in excess of SPE liabilities	$230	$342

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
(f)Includes deferred financing costs of $18 million and $21 million as of December 31, 2021 and 2020, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $758 million and $717 million as of December 31, 2021 and 2020. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	December 31, 2021	December 31, 2020
SPE assets in excess of SPE liabilities	$230	$342
Non-securitized contract receivables	758	717
Less: Allowance for loan losses	510	693
Total, net	$478	$366

Saint Thomas, U.S. Virgin Islands Property
During 2015, the Company sold real property located in Saint Thomas, U.S. Virgin Islands, to a third-party developer to construct VOI inventory through an SPE. In accordance with the agreements with the third-party developer, the Company has conditional rights and conditional obligations to repurchase the completed property from the developer subject to the property conforming to the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party.

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

The SPEs conveyed no property and equipment to the Company during either 2021 or 2020.

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

As of December 31, 2021, the Company had foreign exchange contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of December 31, 2021 and 2020.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,309	$2,858	$2,482	$3,035
Liabilities
Debt (Level 2)	$5,313	$5,514	$6,418	$6,705

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

Changes in interest rates and foreign exchange rates expose the Company to market risk. The Company periodically uses cash flow and fair value hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk and it does not use derivatives for trading or speculative purposes.

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2021, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the years ended December 31, 2021, 2020, or 2019.

The following table summarizes information regarding the gains recognized in income on the Company’s freestanding derivatives for the years ended December 31 (in millions):

	2021	2020	2019
Non-designated hedging instruments
Foreign exchange contracts (a)	$1	$3	$1

(a)Included within Operating expenses on the Consolidated Statements of Income/(Loss), which is primarily offset by changes in the value of the underlying assets and liabilities.

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

As of December 31, 2021, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, 17% of the Company’s outstanding VOCRs portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, extreme weather conditions and other natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2021, 15% of the Company’s VOI sales revenues were generated in sales offices located in Florida and 15% in Nevada.

Included within the Consolidated Statements of Income/(Loss) are net revenues generated from transactions in the state of Florida of 15%, 18%, and 19% during 2021, 2020, and 2019; net revenues generated from transactions in California of 10%, 12%, and 11%; and net revenues generated from transactions in the state of Nevada of 10%, 6%, and 9%.

20.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $173 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 13—Leases for additional detail.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2021, aggregated to $826 million, of which $656 million were for marketing-related activities, $61 million were related to the development of vacation ownership properties, and $45 million were for information technology activities.

Inventory Sold Subject to Conditional Repurchase
In the normal course of business, the Company makes various commitments to repurchase completed vacation ownership properties from third-party developers. Inventory sold subject to conditional repurchase made by the Company as of December 31, 2021 aggregated to $65 million. See Note 11—Inventory for additional detail.

Letters of Credit
As of December 31, 2021, the Company had $36 million of irrevocable standby letters of credit outstanding, of which $2 million were under its revolving credit facilities. As of December 31, 2020, the Company had $127 million of irrevocable standby letters of credit outstanding, of which $96 million were under its revolving credit facilities. Such letters of credit issued during 2020 included a $48 million letter of credit for guarantees related to the sale of the European vacation rentals business for which Wyndham Hotels and Travel + Leisure Co. are required to maintain certain credit ratings. This letter of credit was released during 2021, see Note 29—Transactions with Former Parent and Former Subsidiaries for additional details. The letters of credit issued during 2021 and 2020 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $2.3 billion, of which the Company had $292 million outstanding as of December 31, 2021. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $19 million and $13 million as of December 31, 2021 and 2020. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2021, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $31 million in excess of recorded accruals. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 29—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. As of December 31, 2021, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount less than $1 million.

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

In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company was required to maintain an investment-grade credit rating from at least one rating agency. As a result of the Spin-off, the Company failed to maintain an investment-grade credit rating with at least one rating agency, which triggered a default. See Note 29—Transactions with Former Parent and Former Subsidiaries for additional details.

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2021, the maximum potential future payments that the Company may be required to make under these guarantees is $41 million. As of December 31, 2021 and 2020, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 29—Transactions with Former Parent and Former Subsidiaries.

21.    Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2018	$(147)	$(2)	$2	$(147)
Other comprehensive loss before reclassifications	(1)	—	(1)	(2)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	(148)	(1)	1	(148)
Other comprehensive income/(loss) before reclassifications	35	—	(1)	34
Balance as of December 31, 2020	(113)	(1)	—	(114)
Other comprehensive loss before reclassifications	(32)	—	—	(32)
Balance as of December 31, 2021	$(145)	$(1)	$—	$(146)

Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2018	$94	$2	$(1)	$95
Other comprehensive income/(loss) before reclassifications	1	(1)	1	1
Balance as of December 31, 2019	95	1	—	96
Other comprehensive income before reclassifications	2	—	—	2
Balance as of December 31, 2020	97	1	—	98
Other comprehensive income before reclassifications	—	—	—	—
Balance as of December 31, 2021	$97	$1	$—	$98

Net of Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2018	$(53)	$—	$1	$(52)
Other comprehensive loss before reclassification	—	(1)	—	(1)
Amount reclassified to earnings	—	1	—	1
Balance as of December 31, 2019	(53)	—	1	(52)
Other comprehensive income/(loss) before reclassifications	37	—	(1)	36
Balance as of December 31, 2020	(16)	—	—	(16)
Other comprehensive loss before reclassifications	(32)	—	—	(32)
Balance as of December 31, 2021	$(48)	$—	$—	$(48)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

There were no reclassifications out of AOCL during 2021 and 2020.

22.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2021, 11.3 million shares remain available.

Incentive Equity Awards Granted by the Company
During the year ended December 31, 2021, the Company granted incentive equity awards to key employees and senior officers totaling $35 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options. Of these awards, the majority of RSUs and NQs will vest ratably over a period of four years. The PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the year ended December 31, 2020, the Company granted incentive equity awards totaling $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options. During 2019, the Company granted incentive equity awards totaling $26 million in the form of RSUs, $7 million in the form of PSUs, and $5 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the year ended December 31, 2021, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2020	Granted	Vested/Exercised (a)	Forfeitures (b)	Balance as of December 31, 2021
RSUs
Number of RSUs	1.6	0.6	(0.3)	(0.1)	1.8	(c)
Weighted average grant price	$38.22	$58.47	$44.72	$47.25	$47.83

PSUs
Number of PSUs	0.3	0.1	—	—	0.4	(d)
Weighted average grant price	$42.57	$59.00	$—	$—	$48.18

SSARs
Number of SSARs	0.2	—	(0.2)	—	—	(e)
Weighted average grant price	$34.51	$—	$34.51	$—	$—

NQs
Number of NQs	2.3	0.1	(0.1)	—	2.3	(f)
Weighted average grant price	$44.15	$59.00	$44.50	$—	$45.32

(a)Upon exercise of NQs and SSARs and upon vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $51 million as of December 31, 2021, which is expected to be recognized over a weighted average period of 2.4 years.
(d)There was no unrecognized compensation expense related to PSUs as these awards were not probable of vesting as of December 31, 2021. The maximum amount of compensation expense associated with these awards would be $8 million which would be recognized over a weighted average period of 2.0 years.
(e)As of December 31, 2021, all SSARs had been exercised; therefore there was no unrecognized compensation expense.
(f)There were 0.9 million NQs which were exercisable as of December 31, 2021. These NQs will expire over a weighted average period of 6.9 years and carry a weighted average grant date fair value of $8.39. Unrecognized compensation expense for the NQs was $8 million as of December 31, 2021, which is expected to be recognized over a weighted average period of 2.3 years.

The fair value of stock options granted by the Company during 2021, 2020, and 2019 were estimated on the dates of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021	2020			2019
Grant date fair value	$18.87	$7.27	-	$7.28	$8.98
Grant date strike price	$59.00	$41.04			$44.38
Expected volatility	44.80%	32.60%	-	32.88%	29.97%
Expected life (a)	6.25 years	6.25	-	7.50 years	6.25 years
Risk-free interest rate	1.09%	0.95%	-	1.03%	2.59%
Projected dividend yield	3.12%	4.87%			4.06%

(a)The maximum contractual term for these options is 10 years.

The total intrinsic value of exercised options during 2021 were $1 million. There were no options exercised during 2020 or 2019. The fair value of vested options during 2021, 2020, and 2019 were $6 million, $3 million, and $1 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $32 million, $20 million, and $24 million during 2021, 2020, and 2019, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. Stock-based compensation expense for 2019 included $4 million of expense which has been classified within Separation and related costs in continuing operations on the Consolidated Statements of Income/(Loss). The Company recognized $9 million, $2 million, and $7 million of associated tax benefits during 2021, 2020, and 2019.

The Company paid $9 million, $2 million, and $4 million of taxes for the net share settlement of incentive equity awards that vested during 2021, 2020, and 2019. Such amounts are included within financing activities on the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount from the fair market value at the grant date. The Company issued 0.1 million, 0.2 million, and 0.2 million shares during 2021, 2020, and 2019 and recognized $1 million of compensation expense related to the grants under this plan in each period. The value of shares issued under this plan was $8 million, $7 million, and $11 million during 2021, 2020, and 2019.

23.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure Co. sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $27 million, $19 million, and $33 million during 2021, 2020, and 2019.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $6 million, $7 million, and $8 million during 2021, 2020, and 2019.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries, which were primarily part of the Company’s European vacation rentals business, which is presented as discontinued operations. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. The Company had $4 million and $5 million of net pension liability as of December 31, 2021 and

2020, included within Accrued expenses and other liabilities. As of December 31, 2021 and 2020, the Company had less than $1 million of unrecognized gains included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recognized no pension expense related to these plans during 2021, 2020, and 2019.

24.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. In connection with the Travel + Leisure brand acquisition the Company updated the names and composition of its segments to better align with how the segments are managed. The Vacation Ownership segment develops, markets and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. With the formation of the Travel + Leisure Group the Company decided that the operations of its Extra Holidays business, which focuses on direct-to-consumer bookings, better aligns with the operations of this new business line and therefore transitioned the management of the Extra Holidays business to the Travel and Membership segment. As such, the Company reclassified the results of its Extra Holidays business, which was previously reported within the Vacation Ownership segment, into the Travel and Membership segment. This change is reflected in all periods reported. During 2019, the Company sold its North American vacation rentals business, which was part of its Travel and Membership segment. This business did not meet the criteria to be classified as a discontinued operation; therefore, the results of operations through the date of sale are included in the 2019 results presented in the tables below. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Year Ended December 31,
Net revenues	2021	2020	2019
Vacation Ownership	$2,403	$1,625	$3,122
Travel and Membership	752	552	944
Total reportable segments	3,155	2,177	4,066
Corporate and other (a)	(21)	(17)	(23)
Total Company	$3,134	$2,160	$4,043

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2021	2020	2019
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$308	$(255)	$507
Loss/(gain) on disposal of discontinued business, net of income taxes	5	2	(18)
Provision/(benefit) for income taxes	116	(23)	191
Depreciation and amortization	124	126	121
Interest expense	198	192	162
Interest (income)	(3)	(7)	(7)
Gain on sale of business	—	—	(68)
Stock-based compensation	32	20	20
Legacy items	4	4	1
COVID-19 related costs (b)	3	56	—
Exchange inventory write-off	—	48	—
Acquisition and divestiture related costs	—	—	1
Separation and related costs (c)	—	—	45
Restructuring	(1)	39	9
Unrealized gain on equity investment (d)	(3)	—	—
Asset impairments/(recovery) (e)	(5)	57	27
Adjusted EBITDA	$778	$259	$991

	Year Ended December 31,
Adjusted EBITDA	2021	2020	2019
Vacation Ownership	$558	$121	$736
Travel and Membership	282	191	309
Total reportable segments	840	312	1,045
Corporate and other (a)	(62)	(53)	(54)
Total Company	$778	$259	$991

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
(c)Includes $4 million of stock-based compensation expenses for the year ended December 31, 2019.
(d)Represents the unrealized gain associated with Vacasa equity acquired as part of the consideration for the sale of North America vacation rentals. The total amount of unrealized gain on this investment was $9 million for the year ended December 31, 2021, of which $6 million is included in Asset impairments/(recovery) on the Consolidated Statements of Income/(Loss) to offset the 2020 impairment recognized on this investment.
(e)Includes $5 million of bad debt expense related to a note receivable for the year ended December 31, 2020, included in Operating expenses on the Consolidated Statements of Income/(Loss).

	Year Ended December 31,
Segment Assets (a)	2021	2020
Vacation Ownership	$4,743	$5,000
Travel and Membership	1,414	1,372
Total reportable segments	6,157	6,372
Corporate and other	431	1,241
Total Company	$6,588	$7,613

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2021	2020	2019
Vacation Ownership	$34	$41	$69
Travel and Membership	17	21	27
Total reportable segments	51	62	96
Corporate and other	6	7	12
Total Company	$57	$69	$108

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Year Ended December 31,			Year Ended December 31,
	Net Revenues			Net Long-lived Assets
	2021	2020	2019	2021	2020
United States	$2,753	$1,904	$3,513	$1,574	$1,471
All other countries	381	256	530	295	290
Total	$3,134	$2,160	$4,043	$1,869	$1,761

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

26.    COVID-19 Related Items
For the year ended December 31, 2021, the Company’s financial statements included impacts directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(91)	$—	$—	$(91)	Vacation ownership interest sales
Recoveries	33	—	—	33	Cost of vacation ownership interests

Employee compensation related and other	3	—	1	4	COVID-19 related costs
Asset impairment recovery	—	(6)	—	(6)	Asset impairments/(recovery)
Lease-related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(56)	$(6)	$1	$(61)

For the year ended December 31, 2020, the Company’s financial statements included impacts directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$205	$—	$—	$205	Vacation ownership interest sales
Recoveries	(48)	—	—	(48)	Cost of vacation ownership interests

Employee compensation related and other	65	9	14	88	COVID-19 related costs
Asset impairments	21	34	1	56	Asset impairments/(recovery) and Operating expenses
Exchange inventory write-off	—	48	—	48	Operating expenses
Lease-related	14	22	—	36	Restructuring
Total COVID-19	$257	$113	$15	$385

Allowance for loan losses — Due to the closure of resorts and sales centers and the economic downturn resulting from COVID-19 during 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. This allowance consisted of a $205 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $48 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). The net negative impact of this COVID-19 related provision on Adjusted EBITDA was $157 million for the year ended December 31, 2020.

During 2021, the Company analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in a $91 million increase to Vacation ownership interest sales and a corresponding $33 million increase to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). The net positive impact of these adjustments on Adjusted EBITDA was $58 million for the year ended December 31, 2021. Based upon improved performance in the Company’s portfolio (lower net new defaults) and improved unemployment rates since the time this allowance was established, and after considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the

Company has no COVID-19 related allowances as of December 31, 2021. Refer to Note 10—Vacation Ownership Contract Receivables for additional details.

Employee compensation related and other — During 2020, these costs included $71 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees. These costs are inclusive of $26 million of employee retention credits earned in connection with government programs, primarily the CARES Act.

Employee compensation related and other costs also included $17 million related to renegotiating or exiting certain agreements and other professional fees in 2020.

During 2021, employee compensation related and other costs included $3 million of professional and other costs; as well as $1 million of severance and other employee costs resulting from layoffs, salary and benefits continuation at the Vacation Ownership segment, inclusive of $2 million of employee retention credits earned in connection with government programs.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The activity associated with the Company’s COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	December 31, 2021
COVID-19 employee-related	$6	$1	$(6)	$1
Ending balance	$6	$1	$(6)	$1

Asset impairments/(recovery) — During 2020, the Company incurred $56 million of COVID-19 related impairments, including $51 million recorded within Asset impairments/(recovery) and $5 million included in Operating expenses on the Consolidated Statements of Income/(Loss). Refer to Note 27—Impairments and Other Charges for additional details. During 2021, the Company reversed $6 million of asset impairments related to its previously impaired equity investment in Vacasa. Refer to Note 7—Held-for-Sale Business for additional details.

Exchange inventory write-off — During 2020, the Company wrote-off $48 million of exchange inventory as discussed in Note 11—Inventory.

Lease-related — During 2020, the Company recognized $36 million of restructuring charges including $22 million related to the New Jersey lease discussed in Note 28—Restructuring and $12 million related to the renegotiation of an agreement.

27.    Impairments and Other Charges
Impairments
During 2021, the Company had a net $5 million recovery of impairments driven by the $6 million reversal of a 2020 COVID-19 related impairment of the Vacasa equity investment at the Travel and Membership segment. See Note 7—Held-for-Sale Business for additional details. This reversal was partially offset by less than $1 million of impairments at the Vacation Ownership segment.

During 2020, the Company recorded $52 million of asset impairments, $51 million of which were COVID-19 related. During the period, the Company recorded a $24 million impairment at the Travel and Membership segment related to the New Jersey lease discussed in Note 28—Restructuring and the associated furniture, fixtures and equipment; $10 million of impairments were driven by right-to-use leases and related fixed assets within the Vacation Ownership segment; $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land; a $6 million impairment for the Vacasa equity investment held at the Travel and Membership segment; a $4 million impairment at the Travel and Membership segment related to the Love Home Swap trade name; and $1 million of impairments at the corporate segment. These impairments are recorded within Asset impairments/(recovery) on the Consolidated Statements of Income/(Loss). In addition to the COVID-19 related impairments mentioned above, the Company also recorded a $1 million impairment charge at the Vacation Ownership segment unrelated to COVID-19.

During 2019, the Company sold certain property for $52 million in cash and a note receivable of $4 million. The Company recorded a loss of $27 million, which is recorded within Asset impairments/(recovery) on the Consolidated Statements of Income/(Loss).

Other Charges
Refer to Note 25—Separation and Transaction Costs, for discussion of the additional 2019 impairments associated with the Spin-off.

28.    Restructuring
2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, $36 million of which were COVID-19 related. Due to the impact of COVID-19, the Company decided in the second quarter of 2020 to abandon the remaining portion of its administrative offices in New Jersey. The Company was notified in the second quarter that Wyndham Hotels exercised its early termination rights under the sublease agreement. As a result, the Company recorded $22 million of restructuring charges associated with non-lease components of the office space and $24 million of impairment charges associated with the write-off of right-of-use assets and furniture, fixtures and equipment at its Travel and Membership segment. The Company also recognized $12 million of lease-related charges due to the renegotiation of an agreement and $2 million of facility-related restructuring charges associated with closed sales centers at its Vacation Ownership segment. The Travel and Membership segment additionally recognized $1 million in employee-related expenses associated with the consolidation of a shared service center. The Company reduced the 2020 restructuring liability by $5 million and $12 million of cash payments during 2021 and 2020. The remaining 2020 restructuring liability of $22 million is expected to be paid by the end of 2029.

2019 Restructuring Plans
During 2019, the Company recorded $5 million of charges related to restructuring initiatives, most of which are personnel-related resulting from a reduction of approximately 100 employees. This action is primarily focused on enhancing organizational efficiency and rationalizing operations. The charges consisted of (i) $2 million at the Vacation Ownership segment, (ii) $2 million at the Travel and Membership segment, and (iii) $1 million at the Company’s corporate operations. During 2020, the Company incurred an additional $1 million of restructuring expenses at both the Travel and Membership segment and its corporate operations. The Company reduced its restructuring liability by less than $1 million, $5 million, and $1 million of cash payments during 2021, 2020, and 2019. The 2019 restructuring liability was paid off as of December 31, 2021.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows (in millions):

	Liability as of	2019 Activity					Liability as of
	December 31, 2018	Costs Recognized		Cash Payments	Other		December 31, 2019
Personnel-related	$12	$9		$(14)	$—		$7
	$12	$9		$(14)	$—		$7

	Liability as of	2020 Activity					Liability as of
	December 31, 2019	Costs Recognized		Cash Payments	Other		December 31, 2020
Personnel-related	$7	$3		$(9)	$—		$1
Facility-related	—	24		(1)	—		23
Marketing-related	—	12		(10)	—		2
	$7	$39		$(20)	$—		$26

	Liability as of	2021 Activity					Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		December 31, 2021
Personnel-related	$1	$—		$(1)	$—		$—
Facility-related	23	—		(1)	—		22
Marketing-related	2	(1)	(a)	(4)	3	(b)	—
	$26	$(1)		$(6)	$3		$22

(a)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(b)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.

29.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company, now Avis Budget Group), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy. These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.

As of December 31, 2021 and 2020 the Cendant separation and related liabilities were $13 million, all of which were tax related. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

In accordance with the agreements governing the relationship between Travel + Leisure Co. and Wyndham Hotels, Travel + Leisure Co. assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the Spin-off, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Travel + Leisure Co. is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising or accrued prior to the Spin-off.

Travel + Leisure Co. entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During 2020 and 2019, the Company recognized transition service agreement expenses of less than $1 million and $3 million, included in General and administrative expense on the Consolidated Statements of Income/(Loss). During 2019, the Company recognized transition service agreement expenses of $2 million which were included in Separation and related costs on the Consolidated Statements of Income/(Loss). Transition service agreement income of $1 million in 2019 was included in Other revenue on the Consolidated Statements of Income/(Loss). These transition services ended in 2020.

During 2019, as a result of the sale of the North American vacation rentals business to Vacasa, the Company paid Wyndham Hotels $5 million for a trade name royalty buy-out. The related expense was recorded as a reduction to Gain on sale of business on the Consolidated Statements of Income/(Loss).

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2021. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

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

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at December 31, 2021. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2020, the Company recorded a $2 million loss on disposal resulting from a tax audit, net of Wyndham Hotels’ one-third share related to the European vacation rentals business. This additional expense was included within (Loss)/gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income/(Loss).

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £29 million ($39 million USD) at December 31, 2021. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels was required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale would be shared two-thirds by Travel + Leisure Co. and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure Co. was responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during 2020, the Company posted a £58 million surety bond and a £36 million letter of credit. During the third quarter of 2021, S&P upgraded Wyndham Hotels’ credit rating to BB+. In connection with the upgrade of Wyndham Hotels’ credit rating and as part of the settlement of other claims, the surety bond and letter of credit were released during the fourth quarter of 2021.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at December 31, 2021, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of £35 million ($44 million USD) related to the sale of the European vacation rentals business. During the fourth quarter of 2021, the Company entered into a settlement agreement, contingent upon regulatory approval, to settle these post-closing adjustment claims for £5 million ($7 million USD), one-third of which is the responsibility of Wyndham Hotels.

Travel + Leisure Co. entered into a transition service agreement with Awaze, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, and sourcing on an interim, transitional basis. During 2020, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During 2019, transition service agreement expenses were $2 million and transition service agreement income was $2 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Net revenues on the Consolidated Statements of Income/(Loss). These transition services ended in 2020.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2021.

In connection with the sale of the North American vacation rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During 2021, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. During 2020, transition service agreement expenses were $1 million and transition service agreement income was $2 million. During 2019, transition service agreement expenses were $3 million and transition service agreement income was $3 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Consolidated Statements of Income/(Loss). These transition services ended in February 2021.

30.    Related Party Transactions
During 2021, the Company sold a parcel of land in Crossville, Tennessee, that is no longer core to the Company’s Operations to a former executive of the Company for less than $1 million.

During 2020, the Company sold parcels of land in Shawnee, Pennsylvania, that are no longer core to the Company’s operations to a former executive of the Company for less than $1 million.

In 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. In 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended during 2021, increasing the purchase to $47 million.

In August 2018, the Company provided notification to the owner trustee of the Company’s leased aircraft of its intent to exercise the purchase option for such aircraft at fair market value. In connection with that purchase, the Company entered into an agreement to sell the Company aircraft to its former CEO and current Chairman of the Board of Directors at a price equivalent to the purchase price. In January 2019, the transactions to purchase and sell the aircraft for $16 million closed. The Company occasionally sublets this aircraft for business travel through a timesharing arrangement, and incurred less than $1 million of expenses in 2021, 2020, and 2019.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Note applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance of the Company” and “Information about our Executive Officers” in the Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Directors required by this item is located under the headings “Election of Directors” and “Nominees for Elections to the Board” in the Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Governance of the Company” and “Code of Business Conduct and Ethics” in the Proxy Statement for our 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

The Board of Directors maintains a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. In addition, we maintain a Code of Conduct applicable to all our associates, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.

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

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2022 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information as of December 31, 2021

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4.9 million(a)	$45.32(b)	11.3 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable

(a)Consists of shares issuable upon exercise of non-qualified stock options, performance-vested restricted stock units, and restricted stock units.
(b)Consists of weighted-average exercise price of non-qualified stock options. The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of performance-vested restricted stock units or restricted stock units, as these units have no exercise price.
(c)Consists of shares available for future grants under the 2006 Equity and Incentive Plan, as amended.
The remaining information required by Item 12 is included in the Proxy Statement for our 2022 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2022 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Governance of the Company,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2022 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements.
The following consolidated financial statements of Travel + Leisure Co. and its subsidiaries are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

(2) Financial Schedules.
The financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” has been omitted since the information required is included in the consolidated financial statements and notes thereto. Other schedules are omitted because they are not required.

(3) Exhibits.
See Exhibit Index commencing on page 113 hereof.

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

4.3	Form of 3.90% Senior Notes due 2023 (included within Exhibit 4.2).
4.4
Ninth Supplemental Indenture, dated September 15, 2015, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2015).

4.5	Form of 5.100% Notes due 2025 (included within Exhibit 4.4).
4.6
Tenth Supplemental Indenture, dated March 21, 2017, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 21, 2017).

4.7	Form of 4.150% Senior Notes due 2024 (included within Exhibit 4.6).
4.8	Form of 4.500% Senior Notes due 2027 (included within Exhibit 4.6).
4.9
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed December 13, 2019).

4.10
First Supplemental Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 13, 2019).

4.11	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.10)
4.12
Second Supplemental Indenture, dated July 24, 2020, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed July 24, 2020).

4.13	Form of 6.625% Senior Note due 2026 (included within Exhibit 4.12).
4.14
Third Supplemental Indenture, dated November 18, 2021, between Travel + Leisure Co. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 22, 2021).

4.15	Form of 4.50% Senior Secured Notes due 2029 (included within Exhibit 4.14).
4.16	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.23 to the Registrant's Form 10-K filed February 24, 2021)
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

10.3
Second Amendment, dated as of October 22, 2021, to the Credit Agreement, dated as of May 31, 2018, among Travel + Leisure Co., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2021).

10.4
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

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
Tenth Amendment, dated as of October 27, 2020, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed February 24, 2021).

10.14
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on May 2, 2018).

10.15
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.16†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.17†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.18†
Employment Agreement dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.19†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael D. Brown, dated June 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2021).

10.20†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).
10.21†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael A. Hug, dated June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 28, 2021).

10.22†
Letter Agreement, dated as March 22, 2018, by and between Wyndham Vacation Ownership, Inc. and Elizabeth E. Dreyer (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018).

10.23†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2019).
10.24†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 1, 2019).
10.25†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 1, 2019).
10.26†
Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Noah Brodsky (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed February 26, 2020).

10.27†*	Appointment Letter and Letter Agreement, each dated as of October 25, 2021, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Said Esfahani
10.28†
Letter Agreement, dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Brad Dettmer (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed February 24, 2021).

10.29†
Severance Agreement dated as of May 4, 2020 by and between Wyndham Destinations, Inc. and Brad Dettmer (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed February 24, 2021).

10.30†
Consulting Agreement, dated as of June 16, 2020, by and between Wyndham Destinations, Inc. and Brad Dettmer (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed February 24, 2021).

10.31†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.32†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.33†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.34†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of November 3, 2020) (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed February 24, 2021).

10.35†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).
10.36†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).
10.37†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).
10.38†	Form of Award Agreement for Non-Qualified Stock Options, dated June 1, 2018 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K filed February 26, 2019).
10.39†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K filed February 26, 2019).

10.40†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).
10.41†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).
10.42†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.43†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.44†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).

10.45†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)
10.46†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.47†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)
10.48†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)
10.49†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.50†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)
10.51†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.52†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.53
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.54
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.55
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.56
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.57
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.58
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.59
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.60
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.61
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.62†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).
10.63	Travel + Leisure Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 28, 2021).
10.64
Purchase Agreement, dated as of December 10, 2019, between Wyndham Destinations, Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule II thereto (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K filed February 26, 2020).

10.65
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
Date: February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Michael A. Hug

/s/ ELIZABETH E. DREYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2022
Elizabeth E. Dreyer

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 23, 2022
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 23, 2022
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 23, 2022
James E. Buckman

/s/ GEORGE HERRERA	Director	February 23, 2022
George Herrera

/s/ LUCINDA MARTINEZ	Director	February 23, 2022
Lucinda Martinez

/s/ DENNY MARIE POST	Director	February 23, 2022
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 23, 2022
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 23, 2022
Michael H. Wargotz