Form 10-Q
period 2022-03-31
Travel & Leisure Co.
filed 2022-04-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
85,415,979 shares of common stock outstanding as of March 31, 2022.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses.

AOCL	Accumulated Other Comprehensive Loss
AUD	Australian Dollar
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
B2B	Business-to-business
Company	Travel + Leisure Co. and its subsidiaries
COVID-19	Novel coronavirus global pandemic
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
First Amendment	The first amendment to the Company’s credit agreement governing its revolving credit facility and term loan B entered on July 15, 2020
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Meredith	Meredith Corporation
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
Relief Period	Relief period of the First Amendment, spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company
RSU	Restricted Stock Unit
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Second Amendment	The renewal of the Company’s credit agreement governing its revolving credit facility and term loan B entered on October 22, 2021
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
SSAR	Stock-Settled Appreciation Rights
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
Vacasa	Vacasa LLC
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows, and deficit for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and deficit for the year then ended (not presented herein); and in our report dated February 23, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 28, 2022

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net revenues
Service and membership fees	$402	$348
Vacation ownership interest sales	297	172
Consumer financing	98	98
Other	12	10
Net revenues	809	628
Expenses
Operating	381	290
Cost of vacation ownership interests	40	21
Consumer financing interest	17	24
General and administrative	120	106
Marketing	94	69
Depreciation and amortization	30	31
Restructuring	7	(1)
COVID-19 related costs	2	1
Asset impairments	1	—
Total expenses	692	541
Operating income	117	87
Interest expense	47	53
Interest (income)	(1)	(1)
Other (income), net	(3)	—
Income before income taxes	74	35
Provision for income taxes	23	6
Net income attributable to Travel + Leisure Co. shareholders	$51	$29

Earnings per share
Basic	$0.59	$0.33
Diluted	$0.59	$0.33

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$51	$29

Foreign currency translation adjustments, net of tax	3	(13)
Other comprehensive income/(loss), net of tax	3	(13)
Comprehensive income	$54	$16

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$381	$369
Restricted cash (VIE - $114 as of 2022 and $84 as of 2021)	166	128
Trade receivables, net	146	131
Vacation ownership contract receivables, net (VIE - $2,053 as of 2022 and $2,061 as of 2021)	2,261	2,309
Inventory	1,129	1,216
Prepaid expenses	228	227
Property and equipment, net	743	689
Goodwill	961	961
Other intangibles, net	216	219
Other assets	369	339
Total assets	$6,600	$6,588
Liabilities and (deficit)
Accounts payable	$67	$62
Accrued expenses and other liabilities	927	939
Deferred income	391	382
Non-recourse vacation ownership debt (VIE)	1,949	1,934
Debt	3,379	3,379
Deferred income taxes	698	686
Total liabilities	7,411	7,382
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,510,004 issued as of 2022 and 222,250,970 as of 2021	2	2
Treasury stock, at cost – 137,122,411 shares as of 2022 and 136,320,631 shares as of 2021	(6,579)	(6,534)
Additional paid-in capital	4,200	4,192
Retained earnings	1,603	1,587
Accumulated other comprehensive loss	(45)	(48)
Total stockholders’ (deficit)	(819)	(801)
Noncontrolling interest	8	7
Total (deficit)	(811)	(794)
Total liabilities and (deficit)	$6,600	$6,588

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$51	$29
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48	38
Depreciation and amortization	30	31
Deferred income taxes	13	(12)
Stock-based compensation	12	7
Non-cash interest	5	7
Non-cash lease expense	4	3
Asset impairments	1	—
Other, net	—	3
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(13)	3
Vacation ownership contract receivables	3	90
Inventory	26	(53)
Prepaid expenses	(1)	—
Other assets	(33)	—
Accounts payable, accrued expenses, and other liabilities	(10)	(54)
Deferred income	5	(14)
Net cash provided by operating activities	141	78
Investing activities
Property and equipment additions	(10)	(12)
Purchase of investments	(7)	—
Acquisitions	—	(35)
Other, net	1	—
Net cash used in investing activities	(16)	(47)
Financing activities
Proceeds from non-recourse vacation ownership debt	476	597
Principal payments on non-recourse vacation ownership debt	(463)	(644)
Principal payments on debt	(1)	(548)
Repayment of notes	(1)	(251)
Repurchase of common stock	(45)	—
Dividends to shareholders	(35)	(26)
Debt issuance/modification costs	(5)	(7)
Net share settlement of incentive equity awards	(5)	(7)
Proceeds from issuance of common stock	—	2
Net cash used in financing activities	(79)	(884)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4	(3)
Net change in cash, cash equivalents and restricted cash	50	(856)
Cash, cash equivalents and restricted cash, beginning of period	497	1,317
Cash, cash equivalents and restricted cash, end of period	547	461
Less: Restricted cash	166	139
Cash and cash equivalents	$381	$322

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)
Net income	—	—	—	—	51	—	—	51
Other comprehensive income	—	—	—	—	—	3	—	3
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(0.8)	—	(45)	—	—	—	—	(45)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2022	85.4	$2	$(6,579)	$4,200	$1,603	$(45)	$8	$(811)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	85.9	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	0.1	—	—	3	—	—	—	3
Issuance of shares for RSU vesting	0.2	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86.2	$2	$(6,508)	$4,160	$1,392	$(29)	$7	$(976)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)
1.    Background and Basis of Presentation
Background
Travel + Leisure Co. and its subsidiaries (collectively, “Travel + Leisure Co.,” or the “Company”) is a global provider of hospitality services and travel products. The Company has two reportable segments: Vacation Ownership and Travel and Membership.

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

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates Travel + Leisure GO, Travel + Leisure Travel Clubs, and the Extra Holidays brands.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2021 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2022.

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Accounting Standards Codification (“ASC”) 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. As this guidance would only be applicable to future business combinations, the Company is currently unable to determine the impact of adopting this guidance.

Government Assistance. In November 2021, the FASB issued guidance which requires business entities to provide certain disclosures when they have received government assistance and used a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Condensed Consolidated Statements of Income. The Company reduces its management fees for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions):

	Three Months Ended
	March 31,
	2022	2021
Management fee revenues	$95	$88
Reimbursable revenues	85	69
Property management revenues	$180	$157

One of the associations that the Company manages paid its Travel and Membership segment $8 million and $7 million for exchange services during the three months ended March 31, 2022 and 2021.

Travel and Membership
Travel and Membership derives a majority of its revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf.

The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for Travel Club members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations, except in certain transactions where the Company has a performance obligation that is not satisfied until the time of stay.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of March 31, 2022 and December 31, 2021, were as follows (in millions):

	March 31, 2022	December 31, 2021
Deferred subscription revenue	$175	$166
Deferred VOI trial package revenue	84	85
Deferred exchange-related revenue (a)	62	61
Deferred VOI incentive revenue	56	55
Deferred co-branded credit card programs revenue	11	12
Deferred other revenue	4	3
Total	$392	$382

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred revenue primarily represents payments received in advance from members for the right to access the Company’s vacation travel network to book vacation exchanges and rent travel accommodations which are recognized on a straight-line basis over the contract period, generally within one year. Deferred revenue also includes other leisure-related service and product revenues which is recognized as customers utilize the associated benefits.

Changes in contract liabilities follow (in millions):

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$382	$448
Additions	85	74
Revenue recognized	(75)	(86)
Ending balance	$392	$436

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of March 31, 2022 and December 31, 2021, these capitalized costs were $27 million and $28 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2022 and December 31, 2021, these capitalized costs were $18 million and $19 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

Practical Expedients
The Company has not adjusted the consideration for the effects of a significant financing component if it expected, at contract inception, that the period between when the Company will satisfy the performance obligation and when the customer will pay for that good or service will be one year or less.

Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied.

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2022 - 3/31/2023	4/1/2023 - 3/31/2024	4/1/2024 - 3/31/2025	Thereafter	Total
Subscription revenue	$101	$39	$18	$17	$175
VOI trial package revenue	81	1	2	—	84
Exchange-related revenue	58	3	1	—	62
VOI incentive revenue	56	—	—	—	56
Co-branded credit card programs revenue	3	3	3	2	11
Other revenue	4	—	—	—	4
Total	$303	$46	$24	$19	$392

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended
	March 31,
	2022	2021
Vacation Ownership
Vacation ownership interest sales	$297	$172
Property management fees and reimbursable revenues	180	157
Consumer financing	98	98
Fee-for-Service commissions	17	12
Ancillary revenues	12	10
Total Vacation Ownership	604	449

Travel and Membership
Transaction revenues	156	132
Subscription revenues	45	41
Ancillary revenues	9	10
Total Travel and Membership	210	183

Corporate and other
Eliminations	(5)	(4)
Total Corporate and other	(5)	(4)

Net revenues	$809	$628

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$51	$29

Earnings per share (a)
Basic	$0.59	$0.33
Diluted	$0.59	$0.33

Basic weighted average shares outstanding	85.9	86.3
Stock-settled appreciation rights (“SSARs”), RSUs,(b) PSUs (c) and NQs (d)	1.1	0.6
Diluted weighted average shares outstanding (e)	87.0	86.9

Dividends:
Aggregate dividends paid to shareholders	$35	$26

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.6 million and 0.2 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2022 and 2021. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.6 million and 0.4 million for the three months ended March 31, 2022 and 2021 as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.

(d)Excludes 1.1 million and 1.5 million of outstanding non-qualified stock option (“NQs”) awards that would have been anti-dilutive to EPS for the three months ended March 31, 2022 and 2021. These outstanding stock option awards could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2021	111.8	$5,753
Repurchases	0.8	45
As of March 31, 2022	112.6	$5,798

Since the inception of the Company’s share repurchase program, proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of March 31, 2022, the Company had $283 million of remaining availability under its program. Subsequent to the end of the quarter, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $500 million.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, $35 million of which was paid at closing and is reflected as cash used in Investing activities on the Condensed Consolidated Statements of Cash Flows. The Company made an additional payment of $20 million during the second quarter of 2021 and will make the next $20 million payment in the second quarter of 2022. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	March 31, 2022	December 31, 2021
Vacation ownership contract receivables:
Securitized (a)	$2,053	$2,061
Non-securitized (b)	702	758
Vacation ownership contract receivables, gross	2,755	2,819
Less: allowance for loan losses	494	510
Vacation ownership contract receivables, net	$2,261	$2,309

(a)Excludes $16 million and $17 million of accrued interest on VOCRs as of March 31, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $6 million and $5 million of accrued interest on VOCRs as of March 31, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2022 and 2021, the Company’s securitized VOCRs generated interest income of $69 million and $79 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2022 and 2021, the Company had net VOCR originations of $218 million and $103 million, and received principal collections of $221 million and $193 million. The weighted average interest rate on outstanding VOCRs was 14.6% and 14.5% as of March 31, 2022 and December 31, 2021.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Allowance for loan losses, beginning balance	$510	$693
Provision for loan losses, net	48	38
Contract receivables write-offs, net	(64)	(109)
Allowance for loan losses, ending balance	$494	$622

Due to the economic downturn resulting from the novel coronavirus global pandemic (“COVID-19”) during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Since the first quarter of 2020, the Company has performed a quarterly evaluation of the impact of COVID-19 on its owners’ ability to repay their contract receivables and, as a result of an improvement in net new defaults and lower than expected unemployment rates, reduced the provision by a total of $111 million with a corresponding $40 million increase in Cost of vacation ownership interests. There were no adjustments in the first quarter of 2022 or 2021. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the Company has not had a COVID-19 related allowance since December 31, 2021.

The Company recorded net provisions for loan losses of $48 million and $38 million as a reduction of net revenues during the three months ended March 31, 2022 and 2021.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,593	$720	$104	$71	$168	$2,656
31 - 60 days	14	17	8	2	1	42
61 - 90 days	9	12	8	1	—	30
91 - 120 days	6	10	10	1	—	27
Total (a)	$1,622	$759	$130	$75	$169	$2,755

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,630	$734	$98	$72	$169	$2,703
31 - 60 days	17	24	10	3	1	55
61 - 90 days	9	12	7	1	—	29
91 - 120 days	9	12	9	1	1	32
Total (a)	$1,665	$782	$124	$77	$171	$2,819

(a)Includes contracts under temporary deferment (up to 180 days) of $5 million and $7 million as of March 31, 2022 and December 31, 2021.

The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days and reverses all of the associated accrued interest recognized to date against interest income included within Consumer financing revenue on the Condensed Consolidated Statements of Income. At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment.

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$170	$48	$—	$10	$25	$253
2021	455	229	27	6	34	751
2020	196	89	17	5	22	329
2019	276	142	33	16	30	497
2018	218	104	22	13	22	379
Prior	307	147	31	25	36	546
Total	$1,622	$759	$130	$75	$169	$2,755

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$534	$221	$11	$11	$38	$815
2020	224	105	17	6	38	390
2019	324	168	37	19	33	581
2018	234	117	25	14	24	414
2017	157	76	15	11	14	273
Prior	192	95	19	16	24	346
Total	$1,665	$782	$124	$77	$171	$2,819

7.    Inventory
Inventory consisted of (in millions):

	March 31, 2022	December 31, 2021
Completed VOI inventory	$916	$998
Estimated VOI recoveries	180	187
VOI construction in process	15	13
Inventory sold subject to repurchase	13	13
Vacation exchange credits and other	4	4
Land held for VOI development	1	1
Total inventory	$1,129	$1,216

The Company had net transfers of VOI inventory to property and equipment of $70 million and $10 million during the three months ended March 31, 2022 and 2021.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Moab (a)	Orlando (a)	Other (b)	Total
December 31, 2021	$13	$—	$—	$1	$14
Purchases	—	—	—	19	19
Payments	—	—	—	(13)	(13)
March 31, 2022	$13	$—	$—	$7	$20

December 31, 2020	$13	$31	$22	$17	$83
Purchases	—	25	—	19	44
Payments	—	(56)	—	(22)	(78)
March 31, 2021	$13	$—	$22	$14	$49

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase the completed property located in Las Vegas, Nevada, from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $65 million as of March 31, 2022.

8.    Property and Equipment
Property and equipment, net, consisted of (in millions):

	March 31, 2022	December 31, 2021
Building and leasehold improvements	$718	$653
Capitalized software	710	707
Furniture, fixtures and equipment	207	204
Land	30	30
Construction in progress	23	18
Finance leases	21	20
Total property and equipment	1,709	1,632
Less: accumulated depreciation and amortization	966	943
Property and equipment, net	$743	$689

9.    Debt
The Company’s indebtedness consisted of (in millions):

	March 31, 2022	December 31, 2021
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,658	$1,614
USD bank conduit facility (due July 2024) (c)	163	190
AUD/NZD bank conduit facility (due April 2023) (d)	128	130
Total	$1,949	$1,934

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$—	$—
$300 million secured term loan B (due May 2025) (g)	288	288
$400 million 3.90% secured notes (due March 2023) (h)	401	401
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (i)	345	345
$650 million 6.625% secured notes (due July 2026)	643	643
$400 million 6.00% secured notes (due April 2027) (j)	407	407
$650 million 4.50% secured notes (due December 2029)	641	641
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	9	9
Total	$3,379	$3,379

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.2 billion and $2.17 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2022 and December 31, 2021.
(b)The carrying amounts of the term notes are net of deferred financing costs of $20 million and $18 million as of March 31, 2022 and December 31, 2021.
(c)The Company has a borrowing capacity of $600 million under the USD bank conduit facility through July 2024. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than August 2025.
(d)The Company has a borrowing capacity of 250 million Australian dollars (“AUD”) and 48 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through April 2023. Borrowings under this facility are required to be repaid no later than May 2025.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $19 million and $20 million as of March 31, 2022 and December 31, 2021, and net of unamortized debt financing costs of $7 million and $8 million as of March 31, 2022 and December 31, 2021.
(f)The weighted average effective interest rate on borrowings from this facility were 4.59% and 3.19% as of March 31, 2022 and December 31, 2021.
(g)The weighted average effective interest rate on borrowings from this facility was 2.39% as of March 31, 2022 and December 31, 2021.
(h)Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of March 31, 2022 and December 31, 2021.
(i)Includes $4 million of unamortized losses from the settlement of a derivative as of March 31, 2022 and December 31, 2021.
(j)Includes $9 million of unamortized gains from the settlement of a derivative as of March 31, 2022 and December 31, 2021.

Sierra Timeshare 2022-1 Receivables Funding LLC
On March 23, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-1 Receivables Fundings LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 3.84%. The advance rate for this transaction was 98%.

USD Bank Conduit Renewal
On March 4, 2022, the Company renewed its USD timeshare receivables conduit facility, extending the end of the commitment period from October 2022 to July 2024. The renewal includes a reduction of the USD borrowing capacity from $800 million to $600 million. The facility bears interest based on variable commercial paper rates plus a spread or the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2022, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$224	$408	$632
Between 1 and 2 years	256	6	262
Between 2 and 3 years	230	303	533
Between 3 and 4 years	303	625	928
Between 4 and 5 years	207	643	850
Thereafter	729	1,394	2,123
	$1,949	$3,379	$5,328

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of March 31, 2022, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$824	$1,000
Less: outstanding borrowings	291	—
Less: letters of credit	—	2
Available capacity	$533	$998

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
(b)Consists of the Company’s $1.0 billion secured revolving credit facility.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The original financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.50 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

As a precautionary measure during 2020, the Company amended the credit agreement governing its revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during the relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021, the Company renewed the credit agreement governing the revolving credit facilities and term loan B (“Second Amendment”). The Second Amendment terminated the Relief Period and the aforementioned Relief Period restrictions. Additionally, the Second Amendment stipulated a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extends through June 30, 2022, after which time it will return to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. The Second Amendment also reestablished the tiered pricing grid that was in place prior to COVID-19. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future changes based on the Company’s first lien leverage ratio which could serve to further reduce the interest rate if the ratio were to decrease to 3.75 to 1.0 or below.

As of March 31, 2022, the Company’s interest coverage ratio was 4.32 to 1.0 and the first lien leverage ratio was 3.79 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2022, the Company was in compliance with the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2022, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $47 million during the three months ended March 31, 2022, excluding non-recourse vacation ownership debt, and including an offset of less than $1 million of capitalized interest. Cash paid related to such interest was $41 million during the three months ended March 31, 2022.

The Company incurred interest expense of $53 million during the three months ended March 31, 2021, excluding non-recourse vacation ownership debt, and including an offset of less than $1 million of capitalized interest. Cash paid related to such interest was $70 million during the three months ended March 31, 2021.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $17 million during the three months ended March 31, 2022, and $24 million during the three months ended March 31, 2021, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $11 million and $17 million for the three months ended March 31, 2022 and 2021.

10.    Variable Interest Entities
The Company analyzes its variable interests, including loans, guarantees, SPEs, and equity investments, to determine if an entity in which the Company has a variable interest is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2022	December 31, 2021
Securitized contract receivables, gross (a)	$2,053	$2,061
Securitized restricted cash (b)	114	84
Interest receivables on securitized contract receivables (c)	16	17
Other assets (d)	14	4
Total SPE assets	2,197	2,166
Non-recourse term notes (e) (f)	1,658	1,614
Non-recourse conduit facilities (e)	291	320
Other liabilities (g)	2	2
Total SPE liabilities	1,951	1,936
SPE assets in excess of SPE liabilities	$246	$230

(a)Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.
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
(f)Includes deferred financing costs of $20 million and $18 million as of March 31, 2022 and December 31, 2021, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $702 million and $758 million as of March 31, 2022 and December 31, 2021. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2022	December 31, 2021
SPE assets in excess of SPE liabilities	$246	$230
Non-securitized contract receivables	702	758
Less: allowance for loan losses	494	510
Total, net	$454	$478

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

As of March 31, 2022, the Company had foreign exchange contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of March 31, 2022 and 2021.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,261	$2,807	$2,309	$2,858
Liabilities
Debt (Level 2)	$5,328	$5,324	$5,313	$5,514

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

During 2019, the Company closed on the sale of its North American vacation rentals business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity. During the fourth quarter of 2021, Vacasa merged with a publicly traded special purpose acquisition company and began trading on the Nasdaq Global Select market. As of both March 31, 2022 and December 31, 2021, the fair value of the Company’s investment in Vacasa was $13 million, as measured using quoted prices in the active market (Level 1).

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2022 and 2021, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three months ended March 31, 2022 and 2021.

13.    Income Taxes
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local, or foreign income tax examinations for years prior to 2011.

The Company’s effective tax rate was 31.3% and 17.1% for the three months ended March 31, 2022 and 2021. The change in the effective tax rate is primarily due to excess benefits from stock-based compensation recognized during the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 also increased due to statutory changes as well as increases to unrecognized tax benefits.

The Company made income tax payments net of tax refunds, of $10 million and $5 million during the three months ended March 31, 2022 and 2021.

14.    Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the Condensed Consolidated Statements of Income.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$6	$6

Short-term lease cost	$3	$3

Finance lease cost:
Amortization of right-of-use assets	$1	$1
Interest on lease liabilities	—	—
Total finance lease cost	$1	$1

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$73	$79
Operating lease liabilities	Accrued expenses and other liabilities	$128	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$10	$10
Finance lease liabilities	Debt	$9	$9

Weighted average remaining lease term:
Operating leases		6.2 years	6.4 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.8%	5.8%
Finance leases		4.3%	4.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$10
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$(1)	$—
Finance leases	$1	$—

(a)Includes write-off of right-of-use assets during the three months ended March 31, 2022.

The table below presents maturities of lease liabilities as of March 31, 2022 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2022	$24	$4
2023	30	4
2024	28	2
2025	23	—
2026	14	—
Thereafter	34	—
Total minimum lease payments	153	10
Less: amount of lease payments representing interest	(25)	(1)
Present value of future minimum lease payments	$128	$9

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $21 million and $19 million as of March 31, 2022 and December 31, 2021. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $32 million in excess of recorded accruals. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available. As of March 31, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount less than $1 million.

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

16.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive income	3	—	3
Balance, March 31, 2022	$(142)	$(1)	$(143)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	—	—	—
Balance, March 31, 2022	$97	$1	$98

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive income	3	—	3
Balance, March 31, 2022	$(45)	$—	$(45)

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$(114)
Other comprehensive loss	(14)	—	(14)
Balance, March 31, 2021	$(127)	$(1)	$(128)

Tax
Balance, December 31, 2020	$97	$1	$98
Other comprehensive income	1	—	1
Balance, March 31, 2021	$98	$1	$99

Net of Tax
Balance, December 31, 2020	$(16)	$—	$(16)
Other comprehensive loss	(13)	—	(13)
Balance, March 31, 2021	$(29)	$—	$(29)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

There were no reclassifications out of AOCL for the three months ended March 31, 2022 or 2021.

17.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2022, 10.7 million shares remain available.

Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2022, the Company granted incentive equity awards to key employees and senior officers totaling $30 million in the form of RSUs and $13 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years. The majority of PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the three months ended March 31, 2021, the Company granted incentive equity awards to key employees and senior officers totaling $33 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the three months ended March 31, 2022, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2021	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, March 31, 2022
RSUs
Number of RSUs	1.8	0.6	(0.4)	—	2.0	(c)
Weighted average grant price	$47.83	$52.87	$48.87	$—	$49.10

PSUs
Number of PSUs	0.4	0.3	—	(0.1)	0.6	(d)
Weighted average grant price	$48.18	$52.87	$—	$44.43	$51.30

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.32	$—	$—	$—	$45.33

(a)Upon exercise of NQs and upon vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $70 million as of March 31, 2022, which is expected to be recognized over a weighted average period of 2.9 years.
(d)Aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $9 million as of March 31, 2022, which is expected to be recognized over a weighted average period of 2.9 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $20 million over a weighted average period of 2.0 years.
(e)There were 1.3 million NQs which were exercisable as of March 31, 2022. These exercisable NQs will expire over a weighted average period of 6.9 years and carry a weighted average grant date fair value of $8.53. Unrecognized compensation expense for NQs was $7 million as of March 31, 2022, which is expected to be recognized over a weighted average period of 2.2 years.

The Company did not grant any stock options during the first quarter of 2022. The fair value of stock options granted by the Company during 2021 was estimated on the date of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021
Grant date fair value	$18.87
Grant date strike price	$59.00
Expected volatility	44.80%
Expected life (a)	6.25 years
Risk-free interest rate	1.09%
Projected dividend yield	3.12%

(a)The maximum contractual term for these options is 10 years.

The total intrinsic value of exercised options was less than $1 million during the three months ended March 31, 2022 and $1 million during the three months ended March 31, 2021. The grant date fair value of options that vested during the three months ended March 31, 2022 and 2021 were $3 million and $2 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to incentive equity awards granted to key employees, senior officers, and non-employee directors of $12 million and $7 million during the three months ended March 31, 2022, and 2021. Stock-based compensation expense of $3 million has been classified within Restructuring on the Condensed Consolidated Statements of Income for the three months ended March 31, 2022. The Company recognized $3 million and $2 million of associated tax benefits during the three months ended March 31, 2022 and 2021.

The Company paid $5 million and $7 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2022 and 2021. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

18.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended
	March 31,
Net revenues	2022	2021
Vacation Ownership	$604	$449
Travel and Membership	210	183
Total reportable segments	814	632
Corporate and other (a)	(5)	(4)
Total Company	$809	$628

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$51	$29
Provision for income taxes	23	6
Depreciation and amortization	30	31
Interest expense	47	53
Interest (income)	(1)	(1)
Stock-based compensation	9	7
Restructuring (b)	7	(1)
COVID-19 related costs (c)	2	1
Legacy items	1	4
Asset impairments	1	—
Adjusted EBITDA	$170	$129

	Three Months Ended
	March 31,
Adjusted EBITDA	2022	2021
Vacation Ownership	$103	$66
Travel and Membership	84	75
Total reportable segments	187	141
Corporate and other (a)	(17)	(12)
Total Company	$170	$129

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the three months ended March 31, 2022 associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

Segment Assets (a)	March 31, 2022	December 31, 2021
Vacation Ownership	$4,729	$4,743
Travel and Membership	1,426	1,414
Total reportable segments	6,155	6,157
Corporate and other	445	431
Total Company	$6,600	$6,588

(a)Excludes investment in consolidated subsidiaries.

19.    COVID-19 Related Items
The Company’s financial statements included impacts directly related to COVID-19 as detailed in the tables below (in millions):

	Three Months Ended March 31, 2022
	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$—	$—	$2	$2	COVID-19 related costs
Total COVID-19	$—	$—	$2	$2

	Three Months Ended March 31, 2021
	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$—	$—	$1	$1	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(1)	$—	$1	$—

Employee compensation related and other - During the three months ended March 31, 2022, these costs were related to COVID-19 testing and other expenses associated with the Company’s return-to-work program.

During the three months ended March 31, 2021, employee compensation related and other included severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	March 31, 2022
COVID-19 employee-related	$1	$2	$(2)	$1
	$1	$2	$(2)	$1

Lease related - During the three months ended March 31, 2021, the Company reversed $1 million of expense included in Restructuring on the Condensed Consolidated Statements of Income related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.

20.    Restructuring
2022 Restructuring Plans
During the three months ended March 31, 2022, the Company incurred $7 million of restructuring expense. Certain positions were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The majority of the initiative and related expenses were incurred in the first quarter of 2022 with the remaining charges to be completed in the second quarter. The charges consisted of (i) $5 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. The majority of the remaining liability of $4 million is expected to be paid in 2022 with lease-related payments continuing through 2025.

2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with the Company’s decision to abandon the remaining portion of its administrative offices in New Jersey, and $14 million of charges at the Vacation Ownership segment due to a renegotiated agreement and closed sales centers. As of December 31, 2021 this restructuring liability was

$22 million which was reduced by $1 million of cash payments during the three months ended March 31, 2022. The remaining 2020 restructuring liability of $21 million is lease-related and is expected to be paid by the end of 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of					Liability as of
	December 31, 2021	Costs Recognized (a)	Cash Payments	Other		March 31, 2022
Facility-related	$22	$1	$(1)	$—		$22
Personnel-related	—	6	—	(3)	(b)	3
	$22	$7	$(1)	$(3)		$25

(a)Included in Restructuring on the Condensed Consolidated Statements of Income.
(b)Represents $3 million of accelerated stock-based compensation expense for the three months ended March 31, 2022, included in Additional paid-in capital on the Condensed Consolidated Statements of Deficit.

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

As of March 31, 2022 and December 31, 2021 the Cendant separation and related liabilities were $14 million and $13 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Travel + Leisure Co. entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement, and the License, Development and Noncompetition Agreement.

The Company and Wyndham Hotels entered into a letter agreement during 2021 pursuant to which, among other things Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2022. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at March 31, 2022. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £30 million ($39 million USD) at March 31, 2022. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

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

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at March 31, 2022, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

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

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2022.

In connection with the sale of the North American vacation rentals business in the fourth quarter of 2019, the Company entered into a transition service agreement with Vacasa, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, information technology, information management and related services, treasury, and finance on an interim, transitional basis. During the three months ended March 31, 2021, transition service agreement expenses were less than $1 million and transition service agreement income was less than $1 million. Transition service agreement expenses were included in General and administrative expense and transition service income was included in Other revenue on the Condensed Consolidated Statements of Income. These transition services ended in February 2021.

22.    Related Party Transactions
In 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. In 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended during 2021, increasing the purchase to $47 million.

23.    Subsequent Event
On April 25, 2022, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $500 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” “intend,” and other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions and unemployment rates, terrorism or acts of gun violence, political strife, war, including hostilities in Ukraine, pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to the scope, impact and duration of the novel coronavirus global pandemic (“COVID-19”), including resurgences, the pace of recovery, distribution and adoption of vaccines and treatments, and actions in response to the evolving pandemic by governments, businesses and individuals; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership—develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of our Wyndham Destinations business line. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, and Presidential Reserve by Wyndham.
•Travel and Membership—operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates Travel + Leisure Travel Clubs, Travel + Leisure GO, and Extra Holidays brands.

Impact of COVID-19
The results of operations for the three months ended March 31, 2022 and 2021 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which are significantly lower than the impacts we experienced in the earlier stages of the pandemic.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation (“Meredith”) for $100 million, of which $55 million was paid during 2021. We will make the next $20 million payment in June 2022 with the remaining payments to be completed by June 2024. This acquisition included Travel + Leisure branded travel clubs and members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Meredith will continue to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the New York Stock Exchange under the new ticker symbol TNL.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2022 and 2021. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2022	2021	% Change (i)
Vacation Ownership
Gross VOI sales (in millions) (a) (j)	$379	$236	60.8
Tours (in 000s) (b)	108	76	41.8
Volume Per Guest (“VPG”) (c)	$3,377	$2,847	18.6
Travel and Membership (d)
Transactions (in 000s) (e) (f)
Exchange	311	317	(2.0)
Travel Club	232	196	18.3
Total transactions	543	513	5.8
Revenue per transaction(f) (g)
Exchange	$328	$297	10.2
Travel Club	$234	$194	20.7
Total revenue per transaction	$288	$258	11.6
Average number of exchange members (in 000s) (h)	3,570	3,576	(0.2)

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
(d)Includes the impact of acquisitions from the acquisition dates forward.
(e)Represents the number of vacation bookings recognized as revenue during the period, net of cancellations.
(f)In 2022, the Travel and Membership segment determined that certain rental transactions to travelers that were not RCI members are more closely aligned with Travel Club transactions (previously “Non-exchange”). Prior period results reflect the reclassification of this activity from Exchange to Travel Club.
(g)Represents transactional revenue divided by transactions.
(h)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(i)Percentage of change may not calculate due to rounding.
(j)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2022 and 2021 (in millions):

	2022	2021
Vacation ownership interest sales, net	$297	$172
Loan loss provision	48	38
Gross VOI sales, net of Fee-for-Service sales	345	210
Fee-for-Service sales (1)	34	26
Gross VOI sales	$379	$236

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $17 million and $12 million Fee-for-Service commission revenues for the three months ended March 31, 2022 and 2021. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2022	2021	Favorable/(Unfavorable)
Net revenues	$809	$628	$181
Expenses	692	541	(151)
Operating income	117	87	30
Interest expense	47	53	6
Interest (income)	(1)	(1)	—
Other (income), net	(3)	—	3
Income before income taxes	74	35	39
Provision for income taxes	23	6	(17)
Net income attributable to Travel + Leisure Co. shareholders	$51	$29	$22

Net revenues increased $181 million for the three months ended March 31, 2022, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $3 million (0.5%). Excluding the impacts of foreign currency, the remaining revenue increase was primarily the result of:
•$157 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; and
•$28 million of increased revenues at our Travel and Membership segment driven by higher transaction revenues as a result of the ongoing recovery of our operations from the impact of COVID-19, and growth in our business-to-business (“B2B”) Travel Club businesses.

Expenses increased $151 million for the three months ended March 31, 2022, compared with the same period last year. This increase was favorably impacted by foreign currency of $1 million (0.2%). Excluding the foreign currency impact, the increase in expenses was primarily the result of:
•$35 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales;
•$25 million increase in marketing costs in support of increased revenue;
•$20 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$19 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$16 million increase in operating costs in support of higher Travel and Membership revenues;
•$14 million increase in general and administrative expenses primarily due to higher employee-related costs and legal expenses; and
•$14 million increase in maintenance fees on unsold inventory.

Interest expense decreased $6 million for the three months ended March 31, 2022 compared with the same period last year primarily due to a lower average debt balance.

Other income, net of other expenses increased by $3 million for the three months ended March 31, 2022, compared with the same period last year, primarily due to a value added tax provision release in 2022.

Our effective tax rates were 31.3% and 17.1% during the three months ended March 31, 2022 and 2021. The change in the effective tax rate is primarily due to excess benefits from stock-based compensation recognized during the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 also increased due to statutory changes as well as increases to unrecognized tax benefits.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $22 million for the three months ended March 31, 2022 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2022	2021
Vacation Ownership	$604	$449
Travel and Membership	210	183
Total reportable segments	814	632
Corporate and other (a)	(5)	(4)
Total Company	$809	$628

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$51	$29
Provision for income taxes	23	6
Depreciation and amortization	30	31
Interest expense	47	53
Interest (income)	(1)	(1)
Stock-based compensation	9	7
Restructuring (b)	7	(1)
COVID-19 related costs (c)	2	1
Legacy items	1	4
Asset impairments	1	—
Adjusted EBITDA	$170	$129

	Three Months Ended
	March 31,
Adjusted EBITDA	2022	2021
Vacation Ownership	$103	$66
Travel and Membership	84	75
Total reportable segments	187	141
Corporate and other (a)	(17)	(12)
Total Company	$170	$129

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the three months ended March 31, 2022 associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

Vacation Ownership
Net revenues increased $155 million (35.0%) and Adjusted EBITDA increased $37 million (56.1%) during the three months ended March 31, 2022, compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.4%) and the Adjusted EBITDA increase was not materially impacted by foreign currency.

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$136 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours and higher VPG associated with the ongoing recovery of our operations from the impact of COVID-19;
•$22 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$5 million increase in commission revenues as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by an $11 million increase in our provision for loan losses primarily due to higher gross VOI sales.

In addition to the drivers above, Adjusted EBITDA was further impacted by:
•$35 million increase in sales and commission expenses due to higher gross VOI sales;
•$23 million increase in marketing costs in support of increased revenue;
•$20 million increase in property management expenses due to higher management fees and reimbursable expenses;
•$19 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$14 million increase in maintenance fees on unsold inventory;
•$10 million increase in general and administrative expenses primarily due to higher employee-related costs; and
•$4 million increase in commission expense as a result of higher Fee-for-Service VOI sales.
These increases were partially offset by a $7 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $27 million and Adjusted EBITDA increased $9 million during the three months ended March 31, 2022, compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $1 million (0.5%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $1 million (1.3%).

Increases in net revenues excluding the impact of foreign currency were primarily due to a $30 million increase in transaction revenue driven by higher revenue per transaction and growth in B2B Travel Club transactions.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by the following operational costs in support of higher revenue:
•$12 million increase in cost of sales;
•$4 million increase in operational expenses; and
•$2 million increase in marketing expense.

Corporate and other
Corporate and other Adjusted EBITDA decreased $5 million for the three months ended March 31, 2022 compared to 2021, primarily due to higher employee-related costs and legal expenses.

RESTRUCTURING PLANS
During the three months ended March 31, 2022, we incurred $7 million of restructuring expense. Certain positions were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The majority of the initiative and related expenses were incurred in the first quarter of 2022 with the remaining charges to be completed in the second quarter. The charges consisted of (i) $5 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. The majority of the remaining liability of $4 million is expected to be paid in 2022 with lease-related payments continuing through 2025.

During 2020, we recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with our decision to abandon the remaining portion of the administrative offices in New Jersey, and $14 million of charges at the Vacation Ownership segment due to a renegotiated agreement and closed sales centers. As of December 31, 2021 this restructuring liability was $22 million which was reduced by $1 million of cash payments during the three months ended March 31, 2022. The remaining 2020 restructuring liability of $21 million is lease-related and is expected to be paid by the end of 2029.

FINANCIAL CONDITION

(In millions)	March 31, 2022	December 31, 2021	Change
Total assets	$6,600	$6,588	$12
Total liabilities	$7,411	$7,382	$29
Total (deficit)	$(811)	$(794)	$(17)

Total assets increased by $12 million from December 31, 2021 to March 31, 2022, primarily due to:
•$38 million increase in Restricted cash primarily associated with our non-recourse debt borrowings;
•$15 million increase in Trade receivables, net, primarily due to annual billings;
•$54 million increase in Property and equipment, net, primarily due to the transfer of completed VOI inventory to property and equipment, partially offset by depreciation; and
•$30 million increase in Other assets primarily due to timing of payroll funding.

These increases were partially offset by an $87 million decrease in Inventory driven by the transfer of completed VOI inventory to property and equipment and VOI sales; and a $48 million decrease in Vacation ownership contract receivables, net, primarily due to increased allowance for loan losses and net principal collections.

Total liabilities increased by $29 million from December 31, 2021 to March 31, 2022, primarily due to:
•$9 million increase in Deferred income primarily due to annual billing cycle for subscription revenues; and
•$15 million increase in Non-recourse vacation ownership debt due to net borrowings.
Total deficit increased $17 million from December 31, 2021 to March 31, 2022, primarily due to $45 million of share repurchases and $35 million of dividends, partially offset by $51 million of Net income attributable to Travel + Leisure Co. shareholders and a $12 million change in stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient liquidity to meet our ongoing cash needs for the next year and beyond, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facilities, bank conduit facilities, and continued access to debt markets. We believe these sources of liquidity are sufficient to meet our ongoing cash needs, including the repayment of our $400 million notes due in March 2023. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility was renewed during 2021, extending the commitment period to October 2026. As of March 31, 2022, we had $998 million of available capacity on our revolving credit facility, net of letters of credit.

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

As a precautionary measure during 2020, we amended the credit agreement governing the revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during the relief period spanning from July 15, 2020 through April 1, 2022, or upon our earlier termination (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021 we entered into the second amendment governing our revolving credit facility and term loan B (“Second Amendment”) which resulted in the termination of the aforementioned Relief Period restrictions and extended the commitment period for the revolving credit facility from May 2023 to October 2026. The Second Amendment stipulates a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extends through June 30, 2022, after which time it will return to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. Additionally, the Second Amendment reestablished the annual interest rate pricing schedule in existence prior to COVID-19 which is equal to, at our option, either a base rate plus a margin ranging from 0.75% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.75% to 2.25%, in either case based upon our first lien leverage ratio. The Second Amendment also includes customary LIBOR replacement language providing for alternative interest rate options upon the cessation of LIBOR publication.

As of March 31, 2022, our first lien leverage ratio was 3.79 to 1.0 and our interest coverage ratio was 4.32 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2022, we were in compliance with the financial covenants described above.

Secured Notes and Term Loan B
We generally utilize borrowing under our secured notes to meet our long-term financing needs. As of March 31, 2022, we had $3.37 billion outstanding of secured notes and Term Loan B, with maturities ranging from 2023 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its vacation ownership contract receivables (“VOCRs”) through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets as of March 31, 2022. We plan to continue using these sources to finance certain VOCRs. On March 4, 2022 we renewed our USD bank conduit facility, extending its term through July 2024. This renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $824 million ($533 million available as of March 31, 2022) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $275 million during the three months ended March 31, 2022 and $850 million during the full year 2021. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2022, all of our securitized loan pools were in compliance with applicable contractual triggers.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 9—Debt to the Condensed Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	4/1/22 - 3/31/23	4/1/23 - 3/31/24	4/1/24 - 3/31/25	4/1/25 - 3/31/26	4/1/26 - 3/31/27	Thereafter	Total
Debt	$408	$6	$303	$625	$643	$1,394	$3,379
Non-recourse debt (a)	224	256	230	303	207	729	1,949
Interest on debt (b)	234	212	188	161	107	136	1,038
Purchase commitments (c)	219	116	107	129	93	150	814
Operating leases	30	30	27	21	14	31	153
Inventory sold subject to conditional repurchase (d)	65	—	—	—	—	—	65
Total (e)	$1,180	$620	$855	$1,239	$1,064	$2,440	$7,398

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(c)Includes (i) $648 million for marketing-related activities; (ii) $60 million relating to the development of vacation ownership properties; and (iii) $46 million for information technology activities.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 7—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $13 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(e)Excludes a $38 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy, and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Realogy. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements.

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $364 million outstanding as of March 31, 2022. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

Our secured debt is rated Ba3 with a “negative outlook” by Moody’s Investors Service, BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2022 and 2021 (in millions):

	2022	2021	Change
Cash provided by/(used in):
Operating activities	$141	$78	$63
Investing activities	(16)	(47)	31
Financing activities	(79)	(884)	805
Effects of changes in exchange rates on cash and cash equivalents	4	(3)	7
Net change in cash, cash equivalents and restricted cash	$50	$(856)	$906

Operating Activities
Net cash provided by operating activities was $141 million for the three months ended March 31, 2022, compared to $78 million in the prior year. This $63 million increase was driven by a $22 million increase in net income, a $36 million increase in non-cash add-back items primarily due to deferred income taxes and a higher provision for loan losses, and a $5 million decrease in cash utilized for working capital.

Investing Activities
Net cash used in investing activities was $16 million for the three months ended March 31, 2022, compared to $47 million in the prior year. This decrease was primarily related to $35 million of cash payments for the acquisition of the Travel + Leisure brand in 2021.

Financing Activities
Net cash used in financing activities was $79 million for the three months ended March 31, 2022, compared to $884 million in the prior year. This decrease was primarily due to $799 million of repayments on the revolving credit facility and notes in 2021, $47 million of net repayments on non-recourse debt in 2021 compared to $13 million of net proceeds in 2022; partially offset by $45 million of share repurchases in 2022.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger and acquisition activities. As part of our merger and acquisition strategy, we have made, and expect to continue to make, acquisition proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors.

During the three months ended March 31, 2022, we spent $13 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. During 2022, we anticipate spending between $150 million and $170 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2023 through 2026 is expected to be between $140 million and $170 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2022, we spent $10 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2022, we anticipate spending between $60 million and $65 million on capital expenditures.

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

We expect that the majority of the expenditures that will be required to pursue our capital spending programs, strategic investments, and vacation ownership development projects will be financed with cash flow generated through operations and cash and cash equivalents. We expect that additional expenditures will be financed with general secured corporate borrowings, including through the use of available capacity under our revolving credit facility.

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of March 31, 2022, the Board of Directors had increased the capacity of the program eight times, most recently in October 2017 by $1.0 billion, bringing the total authorization under the current program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity under the program by $81 million since the inception of this program. We had $283 million of remaining availability in our program as of March 31, 2022.

Under our current share repurchase program, we repurchased 0.8 million shares at an average price of $56.15 for a cost of $45 million during the three months ended March 31, 2022. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Subsequent to the end of the quarter, our Board of Directors increased the authorization for the share repurchase program by $500 million.

Dividends
During the quarterly period ended March 31, 2022, we paid cash dividends of $0.40 per share ($35 million in aggregate). During the quarterly period ended March 31, 2021, we paid cash dividends of $0.30 per share ($26 million in aggregate). Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend will occur in the future.

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

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, and matters related to the vacation rentals businesses.

CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 23, 2022, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2022 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a less than $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2022, was $291 million in non-recourse debt and $288 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A significant portion of our employees either work remotely or on a hybrid remote work schedule. We have not identified any material changes in our disclosure controls and procedures, nor our internal control over financial reporting, as a result of this change. We are continually monitoring and assessing the design and operating effectiveness of our internal controls to minimize impacts.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., and matters related to the vacation rentals businesses.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2022, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2022	242,853	$55.82	242,853	$314,446,717
February 2022	203,454	$58.40	203,454	$302,565,289
March 2022 (a)	355,473	$55.09	355,473	$283,143,040
Total (a)	801,780	$56.15	801,780	$283,143,040
(a) Includes 29,174 shares purchased for which the trade date occurred in March 2022 while settlement occurred in April 2022.

On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. As of March 31, 2022, the Board of Directors had increased the capacity of the Share Repurchase Program eight times, most recently in October 2017, by $1.0 billion, bringing the total authorization under the program to $6.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. Under our current and prior stock repurchase plans, the total authorization is $6.8 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” for further information on the Share Repurchase Program.

Subsequent to the end of the quarter, our Board of Directors increased the authorization for the share repurchase program by $500 million.

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
10.1*
Eleventh Amendment, dated as of March 4, 2022, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.

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

TRAVEL + LEISURE CO.

Date: April 28, 2022	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: April 28, 2022	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer