Form 10-Q
period 2022-06-30
Travel & Leisure Co.
filed 2022-07-28
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
83,824,510 shares of common stock outstanding as of June 30, 2022.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and six-month periods ended June 30, 2022 and 2021, and the cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
July 28, 2022

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues
Service and membership fees	$410	$388	$812	$736
Vacation ownership interest sales	400	294	697	466
Consumer financing	99	102	198	201
Other	13	13	24	22
Net revenues	922	797	1,731	1,425
Expenses
Operating	404	349	785	639
Cost of vacation ownership interests	46	41	86	62
Consumer financing interest	17	20	34	44
General and administrative	121	112	241	218
Marketing	119	92	213	161
Depreciation and amortization	31	31	61	63
Restructuring	1	—	8	(1)
COVID-19 related costs	—	1	2	2
Asset recoveries, net	(2)	—	(1)	—
Total expenses	737	646	1,429	1,188
Operating income	185	151	302	237
Interest expense	47	47	94	100
Other expense/(income), net	7	—	4	(1)
Interest (income)	(1)	(1)	(2)	(1)
Income before income taxes	132	105	206	139
Provision for income taxes	32	31	55	37
Net income from continuing operations	100	74	151	102
Loss on disposal of discontinued business, net of income taxes	—	(2)	—	(2)
Net income attributable to Travel + Leisure Co. shareholders	$100	$72	$151	$100

Basic earnings per share
Continuing operations	$1.17	$0.85	$1.76	$1.18
Discontinued operations	—	(0.02)	—	(0.02)
	$1.17	$0.83	$1.76	$1.16
Diluted earnings per share
Continuing operations	$1.16	$0.84	$1.75	$1.17
Discontinued operations	—	(0.02)	—	(0.02)
	$1.16	$0.82	$1.75	$1.15

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$100	$72	$151	$100
Foreign currency translation adjustments, net of tax	(33)	2	(30)	(11)
Other comprehensive (loss)/income, net of tax	(33)	2	(30)	(11)
Comprehensive income	$67	$74	$121	$89

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$241	$369
Restricted cash (VIE - $83 as of 2022 and $84 as of 2021)	137	128
Trade receivables, net	142	131
Vacation ownership contract receivables, net (VIE - $1,992 as of 2022 and $2,061 as of 2021)	2,304	2,309
Inventory	1,192	1,216
Prepaid expenses	211	227
Property and equipment, net	730	689
Goodwill	955	961
Other intangibles, net	213	219
Other assets	352	339
Total assets	$6,477	$6,588
Liabilities and (deficit)
Accounts payable	$70	$62
Accrued expenses and other liabilities	941	939
Deferred income	391	382
Non-recourse vacation ownership debt (VIE)	1,842	1,934
Debt	3,379	3,379
Deferred income taxes	700	686
Total liabilities	7,323	7,382
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,726,725 issued as of 2022 and 222,250,970 as of 2021	2	2
Treasury stock, at cost – 138,847,397 shares as of 2022 and 136,320,631 shares as of 2021	(6,663)	(6,534)
Additional paid-in capital	4,217	4,192
Retained earnings	1,668	1,587
Accumulated other comprehensive loss	(78)	(48)
Total stockholders’ (deficit)	(854)	(801)
Noncontrolling interest	8	7
Total (deficit)	(846)	(794)
Total liabilities and (deficit)	$6,477	$6,588

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income	$151	$100
Loss on disposal of discontinued business, net of income taxes	—	2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	125	71
Depreciation and amortization	61	63
Stock-based compensation	24	16
Deferred income taxes	16	(19)
Non-cash interest	10	12
Non-cash lease expense	8	8
Asset recoveries, net	(1)	—
Other, net	17	3
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(11)	4
Vacation ownership contract receivables	(128)	90
Inventory	(8)	(40)
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(41)	14
Deferred income	7	(34)
Net cash provided by operating activities	230	290
Investing activities
Property and equipment additions	(24)	(25)
Purchase of investments	(6)	—
Acquisitions	—	(37)
Other, net	1	—
Net cash used in investing activities	(29)	(62)
Financing activities
Proceeds from non-recourse vacation ownership debt	655	709
Principal payments on non-recourse vacation ownership debt	(742)	(922)
Proceeds from debt	—	10
Principal payments on debt	(4)	(560)
Repayment of notes	(2)	(252)
Repurchase of common stock	(127)	—
Dividends to shareholders	(70)	(53)
Payment of deferred acquisition consideration	(19)	(20)
Net share settlement of incentive equity awards	(6)	(9)
Debt issuance/modification costs	(6)	(8)
Proceeds from issuance of common stock	6	7
Net cash used in financing activities	(315)	(1,098)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(1)
Net change in cash, cash equivalents and restricted cash	(119)	(871)
Cash, cash equivalents and restricted cash, beginning of period	497	1,317
Cash, cash equivalents and restricted cash, end of period	378	446
Less: Restricted cash	137	118
Cash and cash equivalents	$241	$328

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)
Net income	—	—	—	—	51	—	—	51
Other comprehensive income	—	—	—	—	—	3	—	3
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(0.8)	—	(45)	—	—	—	—	(45)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2022	85.4	2	(6,579)	4,200	1,603	(45)	8	(811)
Net income	—	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Issuance of shares for RSU vesting	0.1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.7)	—	(83)	—	—	—	—	(83)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Other	—	—	(1)	1	—	—	—	—
Balance as of June 30, 2022	83.9	$2	$(6,663)	$4,217	$1,668	$(78)	$8	$(846)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	85.9	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	0.1	—	—	3	—	—	—	3
Issuance of shares for RSU vesting	0.2	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86.2	2	(6,508)	4,160	1,392	(29)	7	(976)
Net income	—	—	—	—	72	—	—	72
Other comprehensive income	—	—	—	—	—	2	—	2
Issuance of shares for RSU vesting	0.1	—	—	—	—	—	—	—
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	0.1	—	—	3	—	—	—	3
Change in stock-based compensation	—	—	—	9	—	—	—	9
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2021	86.4	$2	$(6,508)	$4,171	$1,437	$(27)	$7	$(918)

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

The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Wyndham Destinations business line. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, Presidential Reserve by Wyndham, and Extra Holidays. Due to changes in organizational structure in the second quarter of 2022, the management of Extra Holidays was transitioned to the Vacation Ownership segment. As such, the Company reclassified the results of Extra Holidays, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change.

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates Travel + Leisure GO and Travel + Leisure Travel Clubs.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q include the accounts and transactions of Travel + Leisure Co., as well as the entities in which Travel + Leisure Co. directly or indirectly has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. In addition, prior period segment results have been updated to reflect the aforementioned reclassification of the Extra Holidays business into the Vacation Ownership segment.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions) (a):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Management fee revenues	$106	$96	$207	$188
Reimbursable revenues	83	70	167	139
Property management revenues	$189	$166	$374	$327

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Travel and Membership segment to the Vacation Ownership segment.

One of the associations that the Company manages paid its Travel and Membership segment $9 million and $7 million for exchange services during the three months ended June 30, 2022 and 2021, and $17 million and $14 million during the six months ended June 30, 2022 and 2021.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities as of June 30, 2022 and December 31, 2021, were as follows (in millions):

	June 30, 2022	December 31, 2021
Deferred subscription revenue	$169	$166
Deferred VOI trial package revenue	88	85
Deferred VOI incentive revenue	60	55
Deferred exchange-related revenue (a)	59	61
Deferred co-branded credit card programs revenue	10	12
Deferred other revenue	5	3
Total	$391	$382

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred revenue primarily represents payments received in advance from members for the right to access the Company’s vacation travel network to book vacation exchanges and rent travel accommodations which are recognized on a straight-line basis over the contract period, generally within one year. Deferred revenue also includes other leisure-related service and product revenues which are recognized as customers utilize the associated benefits.

Changes in contract liabilities follow (in millions):

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$382	$448
Additions	153	145
Revenue recognized	(144)	(174)
Ending balance	$391	$419

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of June 30, 2022 and December 31, 2021, these capitalized costs were $29 million and $28 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2022 and December 31, 2021, these capitalized costs were $18 million and $19 million; and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2022 - 6/30/2023	7/1/2023 - 6/30/2024	7/1/2024 - 6/30/2025	Thereafter	Total
Subscription revenue	$98	$38	$17	$16	$169
VOI trial package revenue	83	1	4	—	88
VOI incentive revenue	60	—	—	—	60
Exchange-related revenue	55	3	1	—	59
Co-branded credit card programs revenue	3	3	3	1	10
Other revenue	5	—	—	—	5
Total	$304	$45	$25	$17	$391

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions) (a):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Vacation Ownership
Vacation ownership interest sales (b)	$400	$294	$697	$466
Property management fees and reimbursable revenues	189	166	374	327
Consumer financing	99	102	198	201
Fee-for-Service commissions	34	29	51	41
Ancillary revenues	13	13	24	22
Total Vacation Ownership	735	604	1,344	1,057

Travel and Membership
Transaction revenues	135	143	282	268
Subscription revenues	45	43	90	84
Ancillary revenues	8	8	17	18
Total Travel and Membership	188	194	389	370

Corporate and other
Eliminations	(1)	(1)	(2)	(2)
Total Corporate and other	(1)	(1)	(2)	(2)

Net revenues	$922	$797	$1,731	$1,425

(a)This table reflects the reclassification of Extra Holidays from the Travel and Membership segment into the Vacation Ownership segment for all periods presented. Extra Holidays revenue is included within Property management fees and reimbursable revenues.
(b)The Company increased its loan loss allowance by $205 million during 2020, due to an expected increase in net new defaults driven by higher unemployment associated with the novel coronavirus global pandemic (“COVID-19”). During the second quarter of 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, resulting in a $26 million reversal which is reflected as an increase in Vacation ownership interest sales on the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2021.

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$100	$74	$151	$102
Loss on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	(2)	—	(2)
Net income attributable to Travel + Leisure Co. shareholders	$100	$72	$151	$100

Basic earnings per share (a)
Continuing operations	$1.17	$0.85	$1.76	$1.18
Discontinued operations	—	(0.02)	—	(0.02)
	$1.17	$0.83	$1.76	$1.16

Diluted earnings per share (a)
Continuing operations	$1.16	$0.84	$1.75	$1.17
Discontinued operations	—	(0.02)	—	(0.02)
	$1.16	$0.82	$1.75	$1.15

Basic weighted average shares outstanding	85.0	86.5	85.5	86.4
Stock-settled appreciation rights (“SSARs”), RSUs,(b) PSUs (c) and NQs (d)	0.7	0.9	0.9	0.7
Diluted weighted average shares outstanding (e)	85.7	87.4	86.4	87.1

Dividends:
Aggregate dividends paid to shareholders	$35	$27	$70	$53

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.7 million and 0.8 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2022. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.6 million for both the three and six months ended June 30, 2022 and 0.4 million PSUs for both the three and six months ended June 30, 2021, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2022 and 1.4 million of outstanding NQs for both the three and six months ended June 30, 2021. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2021	111.8	$5,753
Repurchases	2.5	128
As of June 30, 2022	114.3	$5,881

During the second quarter of 2022, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $500 million. As of June 30, 2022, the Company had $700 million of remaining availability under its program.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, $35 million of which was paid at closing and is reflected as cash used in Investing activities on the Condensed Consolidated Statements of Cash Flows. The Company made additional payments of $20 million each in the second quarter of 2022 and 2021, the majority of which is reflected as cash used in Financing activities on the Condensed Consolidated Statements of Cash Flows. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

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

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	June 30, 2022	December 31, 2021
Vacation ownership contract receivables:
Securitized (a)	$1,992	$2,061
Non-securitized (b)	824	758
Vacation ownership contract receivables, gross	2,816	2,819
Less: allowance for loan losses	512	510
Vacation ownership contract receivables, net	$2,304	$2,309

(a)Excludes $15 million and $17 million of accrued interest on VOCRs as of June 30, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $7 million and $5 million of accrued interest on VOCRs as of June 30, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2022, the Company’s securitized VOCRs generated interest income of $72 million and $141 million. During the three and six months ended June 30, 2021, the Company’s securitized VOCRs generated interest income of $77 million and $156 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2022 and 2021, the Company had net VOCR originations of $555 million and $299 million, and received principal collections of $427 million and $389 million. The weighted average interest rate on outstanding VOCRs was 14.6% and 14.5% as of June 30, 2022 and December 31, 2021.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Six Months Ended
	June 30,
	2022	2021
Allowance for loan losses, beginning balance	$510	$693
Provision for loan losses, net	125	71
Contract receivables write-offs, net	(123)	(191)
Allowance for loan losses, ending balance	$512	$573

Due to the economic downturn resulting from the novel coronavirus global pandemic (“COVID-19”) during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Since the first quarter of 2020, the Company has performed quarterly evaluations of the impact of COVID-19 on its owners’ ability to repay their contract receivables and, as a result of improvement in net new defaults and lower than expected unemployment rates, reduced this allowance resulting in a $111 million increase to Vacation ownership interest sales with a corresponding $40 million increase in Cost of vacation ownership interests. Included within these amounts is a partial allowance reversal which occurred in the second quarter of 2021 resulting in a $26 million increase to Vacation ownership interest sales and a corresponding $10 million increase to Cost of vacation ownership interests on the Condensed Consolidated Statements of Income during the prior year. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the Company has not had a COVID-19 related allowance since December 31, 2021.

The Company recorded net provisions for loan losses of $76 million and $125 million as a reduction of net revenues during the three and six months ended June 30, 2022, and $33 million and $71 million for the three and six months ended June 30, 2021.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,656	$734	$102	$68	$153	$2,713
31 - 60 days	14	22	10	2	1	49
61 - 90 days	9	12	8	1	1	31
91 - 120 days	5	9	8	1	—	23
Total (a)	$1,684	$777	$128	$72	$155	$2,816

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,630	$734	$98	$72	$169	$2,703
31 - 60 days	17	24	10	3	1	55
61 - 90 days	9	12	7	1	—	29
91 - 120 days	9	12	9	1	1	32
Total (a)	$1,665	$782	$124	$77	$171	$2,819

(a)Includes contracts under temporary deferment (up to 180 days) of $2 million and $7 million as of June 30, 2022 and December 31, 2021.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$428	$142	$2	$14	$37	$623
2021	365	210	33	3	25	636
2020	173	77	15	5	18	288
2019	246	127	30	15	24	442
2018	198	92	20	12	19	341
Prior	274	129	28	23	32	486
Total	$1,684	$777	$128	$72	$155	$2,816

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$534	$221	$11	$11	$38	$815
2020	224	105	17	6	38	390
2019	324	168	37	19	33	581
2018	234	117	25	14	24	414
2017	157	76	15	11	14	273
Prior	192	95	19	16	24	346
Total	$1,665	$782	$124	$77	$171	$2,819

8.    Inventory
Inventory consisted of (in millions):

	June 30, 2022	December 31, 2021
Completed VOI inventory	$961	$998
Estimated VOI recoveries	184	187
VOI construction in process	37	13
Inventory sold subject to repurchase	6	13
Vacation exchange credits and other	3	4
Land held for VOI development	1	1
Total inventory	$1,192	$1,216

The Company had net transfers of VOI inventory to property and equipment of $71 million and $11 million during the six months ended June 30, 2022 and 2021.

Inventory Obligations
The Company has entered into inventory sale transactions with third-party developers for which the Company has conditional rights and obligations to repurchase the completed properties from the developers subject to the properties conforming to the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. Under the sale of real estate accounting guidance, the conditional rights and obligations of the Company constitute continuing involvement and thus the Company is unable to account for these transactions as sales.

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Atlanta (a) (b)	Las Vegas (a)	Moab (a)	Orlando (a)	Other (c)	Total
December 31, 2021	$—	$13	$—	$—	$1	$14
Purchases	67	27	—	—	34	128
Payments	(67)	—	—	—	(26)	(93)
June 30, 2022	$—	$40	$—	$—	$9	$49

December 31, 2020	$—	$13	$31	$22	$17	$83
Purchases	—	2	25	1	39	67
Payments	—	(2)	(56)	(5)	(46)	(109)
June 30, 2021	$—	$13	$—	$18	$10	$41

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia acquired from a third-party developer.
(c)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

The Company has committed to repurchase completed property located in Las Vegas, Nevada from a third-party developer subject to the property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold the property to another party. The maximum potential future payments that the Company may be required to make under this commitment was $65 million as of June 30, 2022.

9.    Property and Equipment
Property and equipment, net consisted of (in millions):

	June 30, 2022	December 31, 2021
Building and leasehold improvements	$726	$653
Capitalized software	716	707
Furniture, fixtures and equipment	206	204
Land	30	30
Finance leases	23	20
Construction in progress	20	18
Total property and equipment	1,721	1,632
Less: accumulated depreciation and amortization	991	943
Property and equipment, net	$730	$689

10.    Debt
The Company’s indebtedness consisted of (in millions):

	June 30, 2022	December 31, 2021
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,445	$1,614
USD bank conduit facility (due July 2024) (c)	281	190
AUD/NZD bank conduit facility (due April 2023) (d)	116	130
Total	$1,842	$1,934

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$—	$—
$300 million secured term loan B (due May 2025) (g)	287	288
$400 million 3.90% secured notes (due March 2023) (h)	401	401
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (i)	346	345
$650 million 6.625% secured notes (due July 2026)	644	643
$400 million 6.00% secured notes (due April 2027) (j)	406	407
$650 million 4.50% secured notes (due December 2029)	641	641
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	9	9
Total	$3,379	$3,379

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.11 billion and $2.17 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2022 and December 31, 2021.
(b)The carrying amounts of the term notes are net of deferred financing costs of $17 million and $18 million as of June 30, 2022 and December 31, 2021.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $18 million and $20 million as of June 30, 2022 and December 31, 2021, and net of unamortized debt financing costs of $7 million and $8 million as of June 30, 2022 and December 31, 2021.
(f)The weighted average effective interest rate on borrowings from this facility was 4.59% and 3.19% as of June 30, 2022 and December 31, 2021.
(g)The weighted average effective interest rate on borrowings from this facility was 2.73% and 2.39% as of June 30, 2022 and December 31, 2021.
(h)Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of June 30, 2022 and December 31, 2021.
(i)Includes $3 million and $4 million of unamortized losses from the settlement of a derivative as of June 30, 2022 and December 31, 2021.
(j)Includes $8 million and $9 million of unamortized gains from the settlement of a derivative as of June 30, 2022 and December 31, 2021.

Sierra Timeshare 2022-1 Receivables Funding LLC
On March 23, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-1 Receivables Fundings LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 3.84%. The advance rate for this transaction was 98%.

USD Bank Conduit Renewal
On March 4, 2022, the Company renewed its USD timeshare receivables conduit facility, extending the end of the commitment period from October 2022 to July 2024. The renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. The facility bears interest based on variable commercial paper rates plus a spread or the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus a spread.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2022, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$284	$407	$691
Between 1 and 2 years	184	305	489
Between 2 and 3 years	258	283	541
Between 3 and 4 years	360	346	706
Between 4 and 5 years	195	1,050	1,245
Thereafter	561	988	1,549
	$1,842	$3,379	$5,221

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of June 30, 2022, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$803	$1,000
Less: outstanding borrowings	397	—
Less: letters of credit	—	2
Available capacity	$406	$998

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

As a precautionary measure during 2020, the Company amended the credit agreement governing its revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during a relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021, the Company renewed the credit agreement governing the revolving credit facilities and term loan B (“Second Amendment”). The Second Amendment terminated the Relief Period and the aforementioned Relief Period restrictions. Additionally, the Second Amendment stipulated a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extended through June 30, 2022, after which time it will return to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. The Second Amendment also reestablished the tiered pricing grid that was in place prior to COVID-19.

As of June 30, 2022, the Company’s interest coverage ratio was 4.62 to 1.0 and the first lien leverage ratio was 3.72 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2022, the Company was in compliance with the financial covenants described above.

As a result of the Company’s first lien leverage ratio decreasing below 3.75 to 1.0 during the period, the interest rate on revolver borrowings and fees associated with letters of credit will decrease 25 basis points in the third quarter of 2022. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future decreases or increases based on the Company’s first lien leverage ratio.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2022, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $47 million and $94 million during the three and six months ended June 30, 2022, excluding non-recourse vacation ownership debt, and including an offset of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $94 million during the six months ended June 30, 2022.

The Company incurred interest expense of $47 million and $100 million during the three and six months ended June 30, 2021, excluding non-recourse vacation ownership debt, and including an offset of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $105 million during the six months ended June 30, 2021.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $17 million and $34 million during the three and six months ended June 30, 2022, and $20 million and $44 million during the three and six months ended June 30, 2021, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $24 million and $31 million for the six months ended June 30, 2022 and 2021.

11.    Variable Interest Entities
The Company analyzes its variable interests, including loans, guarantees, special purpose entities (“SPEs”), and equity investments, to determine if an entity in which the Company has a variable interest is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2022	December 31, 2021
Securitized contract receivables, gross (a)	$1,992	$2,061
Securitized restricted cash (b)	83	84
Interest receivables on securitized contract receivables (c)	15	17
Other assets (d)	17	4
Total SPE assets	2,107	2,166
Non-recourse term notes (e) (f)	1,445	1,614
Non-recourse conduit facilities (e)	397	320
Other liabilities (g)	3	2
Total SPE liabilities	1,845	1,936
SPE assets in excess of SPE liabilities	$262	$230

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
(f)Includes deferred financing costs of $17 million and $18 million as of June 30, 2022 and December 31, 2021, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $824 million and $758 million as of June 30, 2022 and December 31, 2021. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2022	December 31, 2021
SPE assets in excess of SPE liabilities	$262	$230
Non-securitized contract receivables	824	758
Less: allowance for loan losses	512	510
Total, net	$574	$478

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company’s derivative instruments currently consist of interest rate caps and foreign exchange forward contracts.

As of June 30, 2022, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of June 30, 2022 and 2021.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,304	$2,863	$2,309	$2,858
Liabilities
Debt (Level 2)	$5,221	$4,895	$5,313	$5,514

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

During 2019, the Company closed on the sale of its North American vacation rentals business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity. During the fourth quarter of 2021, Vacasa merged with a publicly traded special purpose acquisition company and began trading on the Nasdaq Global Select market. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s investment in Vacasa was $4 million and $13 million, as measured using quoted prices in the active market (Level 1).

13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments and forecasted earnings of foreign subsidiaries. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from Accumulated other comprehensive loss (“AOCL”) to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2022 and 2021, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three and six months ended June 30, 2022 or 2021.

14.    Income Taxes
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. In addition, with few exceptions, the Company is no longer subject to state, local, or foreign income tax examinations for years prior to 2011.

The Company’s effective tax rate was 24.3% and 29.5% for the three months ended June 30, 2022 and 2021; and 26.8% and 26.6% for the six months ended June 30, 2022 and 2021. The effective tax rates for the three and six months ended June 30, 2022 were impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities. The effective tax rate for the three months ended June 30, 2021 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates. For the six months ended June 30, 2021, the effective tax rate was impacted by excess tax benefits from stock-based compensation, partially offset by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

The Company made income tax payments net of tax refunds, of $88 million and $65 million during the six months ended June 30, 2022 and 2021.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$6	$6	$12	$11

Short-term lease cost	$3	$3	$7	$6

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$3	$2
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$1	$3	$2

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$69	$79
Operating lease liabilities	Accrued expenses and other liabilities	$122	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$11	$10
Finance lease liabilities	Debt	$9	$9

Weighted average remaining lease term:
Operating leases		6.0 years	6.4 years
Finance leases		2.7 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.8%	5.8%
Finance leases		4.3%	4.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16	$19
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$3	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$(1)	$5
Finance leases	$3	$1

(a)Includes write-off of right-of-use assets during the six months ended June 30, 2022.

The table below presents maturities of lease liabilities as of June 30, 2022 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2022	$16	$2
2023	30	5
2024	28	3
2025	23	1
2026	14	—
Thereafter	34	—
Total minimum lease payments	145	11
Less: amount of lease payments representing interest	(23)	(2)
Present value of future minimum lease payments	$122	$9

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $21 million and $19 million as of June 30, 2022 and December 31, 2021. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $34 million in excess of recorded accruals. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 22—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available.

As of June 30, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to an amount less than $1 million.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive loss	(32)	—	(32)
Balance, June 30, 2022	$(177)	$(1)	$(178)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	2	—	2
Balance, June 30, 2022	$99	$1	$100

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive loss	(30)	—	(30)
Balance, June 30, 2022	$(78)	$—	$(78)

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$(114)
Other comprehensive loss	(11)	—	(11)
Balance, June 30, 2021	$(124)	$(1)	$(125)

Tax
Balance, December 31, 2020	$97	$1	$98
Other comprehensive income	—	—	—
Balance, June 30, 2021	$97	$1	$98

Net of Tax
Balance, December 31, 2020	$(16)	$—	$(16)
Other comprehensive loss	(11)	—	(11)
Balance, June 30, 2021	$(27)	$—	$(27)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

There were no reclassifications out of AOCL for the six months ended June 30, 2022 or 2021.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2022, 10.8 million shares remain available.

Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2022, the Company granted incentive equity awards to key employees and senior officers of $31 million in the form of RSUs and $13 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years. The majority of PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the six months ended June 30, 2021, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the six months ended June 30, 2022, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2021	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, June 30, 2022
RSUs
Number of RSUs	1.8	0.6	(0.5)	(0.1)	1.8	(c)
Weighted average grant price	$47.83	$52.84	$48.85	$46.58	$49.11

PSUs
Number of PSUs	0.4	0.3	—	(0.1)	0.6	(d)
Weighted average grant price	$48.18	$52.87	$—	$44.43	$51.30

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.32	$—	$—	$—	$45.33

(a)Upon exercise of NQs and upon vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $62 million as of June 30, 2022, which is expected to be recognized over a weighted average period of 2.8 years.
(d)Aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $15 million as of June 30, 2022, which is expected to be recognized over a weighted average period of 2.5 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $12 million over a weighted average period of 1.8 years.
(e)There were 1.4 million NQs which were exercisable as of June 30, 2022. These exercisable NQs will expire over a weighted average period of 6.6 years and carry a weighted average grant date fair value of $8.52. Unrecognized compensation expense for NQs was $6 million as of June 30, 2022, which is expected to be recognized over a weighted average period of 2.0 years.

The Company did not grant any stock options during the first half of 2022. The fair value of stock options granted by the Company during 2021 was estimated on the date of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021
Grant date fair value	$18.87
Grant date strike price	$59.00
Expected volatility	44.80%
Expected life (a)	6.25 years
Risk-free interest rate	1.09%
Projected dividend yield	3.12%

(a)The maximum contractual term for these options is 10 years.

The total intrinsic value of exercised options was less than $1 million during the six months ended June 30, 2022, and less than $1 million and $1 million during the three and six months ended June 30, 2021. The grant date fair value of options that vested during the six months ended June 30, 2022 and 2021 were $4 million in both periods.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to incentive equity awards granted to key employees, senior officers, and non-employee directors of $12 million and $24 million during the three and six months ended June 30, 2022, and $9 million and $16 million during the three and six months ended June 30, 2021. Such stock-based compensation expense for the six months ended June 30, 2022 includes $3 million which has been classified within

Restructuring on the Condensed Consolidated Statements of Income. The Company recognized $7 million and $4 million of associated tax benefits during the six months ended June 30, 2022 and 2021.

The Company paid $6 million and $9 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2022 and 2021. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to grants under this plan during the six months ended June 30, 2022 and 2021.

19.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. Due to changes in organizational structure in the second quarter of 2022, the management of Extra Holidays was transitioned to the Vacation Ownership segment. As such, the Company reclassified the results of Extra Holidays, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2022	2021	2022	2021
Vacation Ownership	$735	$604	$1,344	$1,057
Travel and Membership	188	194	389	370
Total reportable segments	923	798	1,733	1,427
Corporate and other (a)	(1)	(1)	(2)	(2)
Total Company	$922	$797	$1,731	$1,425

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$100	$72	$151	$100
Loss on disposal of discontinued business, net of income taxes	—	2	—	2
Provision for income taxes	32	31	55	37
Depreciation and amortization	31	31	61	63
Interest expense	47	47	94	100
Interest (income)	(1)	(1)	(2)	(1)
Stock-based compensation	12	9	21	16
Unrealized loss on equity investment	8	—	8	—
Restructuring (b)	1	—	8	(1)
Legacy items	1	1	2	4
COVID-19 related costs (c)	—	1	2	2
Asset recoveries, net (d)	(1)	—	(1)	—
Adjusted EBITDA	$230	$193	$399	$322

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2022	2021	2022	2021
Vacation Ownership	$187	$137	$291	$204
Travel and Membership	64	71	146	146
Total reportable segments	251	208	437	350
Corporate and other (a)	(21)	(15)	(38)	(28)
Total Company	$230	$193	$399	$322

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the six months ended June 30, 2022 associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.
(d)Includes $1 million of inventory impairments for the three and six months ended June 30, 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Segment Assets (a)	June 30, 2022	December 31, 2021
Vacation Ownership	$4,765	$4,760
Travel and Membership	1,366	1,397
Total reportable segments	6,131	6,157
Corporate and other	346	431
Total Company	$6,477	$6,588

(a)Excludes investment in consolidated subsidiaries.

20.    COVID-19 Related Items
During the three months ended June 30, 2022, the Company had no expenses directly related to COVID-19. During the six months ended June 30, 2022, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Employee compensation related and other	$—	$—	$2	$2	COVID-19 related costs
Total COVID-19	$—	$—	$2	$2

During the three months ended June 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(26)	$—	$—	$(26)	Vacation ownership interest sales
Recoveries	10	—	—	10	Cost of vacation ownership interests

Employee compensation related and other	1	—	—	1	COVID-19 related costs
Total COVID-19	$(15)	$—	$—	$(15)

During the six months ended June 30, 2021, the Company had expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(26)	$—	$—	$(26)	Vacation ownership interest sales
Recoveries	10	—	—	10	Cost of vacation ownership interests

Employee compensation related and other	1	—	1	2	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(16)	$—	$1	$(15)

Allowance for loan losses - Due to the closure of resorts and sales centers and the economic downturn resulting from COVID-19 during 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. During 2020, the total impact of this COVID-related allowance and subsequent adjustments resulted in a $205 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $48 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income. During the second quarter of 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in a $26 million increase to Vacation ownership interest sales and a corresponding $10 million increase to Cost of vacation ownership interests. The net positive impact of this adjustment on Adjusted EBITDA was $16 million for the three and six months ended June 30, 2021. Refer to Note 7—Vacation Ownership Contract Receivables for additional details.

Employee compensation related and other - During the six months ended June 30, 2022, these costs were related to COVID-19 testing and other expenses associated with the Company’s return-to-work program.

During the three and six months ended June 30, 2021, employee compensation related and other included severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

In connection with these actions the Company recorded COVID-19 employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	June 30, 2022
COVID-19 employee-related	$1	$2	$(2)	$1
	$1	$2	$(2)	$1

Lease related - During the six months ended June 30, 2021, the Company reversed $1 million of expense included in Restructuring on the Condensed Consolidated Statements of Income related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.

21.    Restructuring
2022 Restructuring Plans
During the three and six months ended June 30, 2022, the Company incurred $1 million and $8 million of restructuring expense. Certain positions were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of June 30, 2022. The 2022 restructuring liability was reduced by $1 million of cash payments during the six months ended June 30, 2022. The majority of the remaining liability of $4 million is expected to be paid in 2022 with lease-related payments continuing through 2025.

2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with the Company’s decision to abandon the remaining portion of its administrative offices in New Jersey, and $14 million of lease-related charges due to the renegotiation of an agreement and facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. As of December 31, 2021, this restructuring liability was $22 million which was reduced by $2 million of cash payments during the six months ended June 30, 2022. The remaining 2020 restructuring liability of $20 million is lease-related and is expected to be paid by the end of 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of					Liability as of
	December 31, 2021	Costs Recognized (a)	Cash Payments	Other		June 30, 2022
Facility-related	$22	$1	$(2)	$—		$21
Personnel-related	—	7	(1)	(3)	(b)	3
	$22	$8	$(3)	$(3)		$24

(a)Included in Restructuring on the Condensed Consolidated Statements of Income.
(b)Represents $3 million of accelerated stock-based compensation expense for the six months ended June 30, 2022, included in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2022 and December 31, 2021, the Cendant separation and related liabilities were $14 million and $13 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2022. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at June 30, 2022. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £32 million ($39 million USD) at June 30, 2022. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

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

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at June 30, 2022, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

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

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2022.

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

23.    Related Party Transactions
In 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. In 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended during 2021, increasing the purchase to $47 million.

24.    Subsequent Event
Sierra Timeshare 2022-2 Receivables Funding LLC
On July 21, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-2 Receivables Fundings LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.7%. The advance rate for this transaction was 90.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” “intend,” and other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions, unemployment rates, and consumer sentiment, terrorism or acts of gun violence, political strife, war, including hostilities in Ukraine, pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness and our ability to access capital markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to the scope, impact and duration of the novel coronavirus global pandemic (“COVID-19”), including resurgences, the pace of recovery, distribution and adoption of vaccines and treatments, and actions in response to the evolving pandemic by governments, businesses and individuals; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership — develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of our Wyndham Destinations business line. The following brands operate under the Wyndham Destinations business line: Club Wyndham, WorldMark by Wyndham, Shell Vacations Club, Margaritaville Vacation Club by Wyndham, Presidential Reserve by Wyndham, and Extra Holidays.
•Travel and Membership — operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates Travel + Leisure GO and Travel + Leisure Travel Clubs.

Impact of COVID-19
The results of operations for the six months ended June 30, 2022 include impacts related to the novel coronavirus global pandemic (“COVID-19”), which are significantly lower than the impacts we experienced in the earlier stages of the pandemic. During the three and six months ended June 30, 2021 we adjusted the COVID-19 related allowance for loan losses resulting in a $26 million increase to revenue and a $16 million net positive impact to Adjusted EBITDA, offset in part by $1 million of COVID-19 expenses. See Note 20—COVID-19 Related Items to the Condensed Consolidated Financial Statements for additional details on the impact COVID-19 had on our business.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation for $100 million, of which $55 million was paid during 2021 and $20 million paid during the second quarter of 2022. The remaining payments will be completed by June 2024. This acquisition included Travel + Leisure branded travel clubs and members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Meredith Corporation will continue to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and continues to trade on the New York Stock Exchange under the new ticker symbol TNL.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. Due to changes in organizational structure in the second quarter of 2022, the management of Extra Holidays was transitioned to the Vacation Ownership segment. As such, we reclassified the results of Extra Holidays, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income from continuing operations before Depreciation and amortization, Interest expense (excluding Consumer financing interest), early extinguishment of debt, Interest income (excluding Consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, impairments, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2022 and 2021. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2022	2021	% Change (i)
Vacation Ownership
Gross VOI sales (in millions) (a) (j)	$527	$383	37.7
Tours (in 000s) (b)	148	117	26.6
Volume Per Guest (“VPG”) (c)	$3,489	$3,151	10.7
Travel and Membership (d)
Transactions (in 000s) (e) (f)
Exchange	253	288	(12.1)
Travel Club	190	169	12.2
Total transactions	443	457	(3.1)
Revenue per transaction(f) (g)
Exchange	$343	$329	4.2
Travel Club	$257	$284	(9.4)
Total revenue per transaction	$306	$312	(2.0)
Average number of exchange members (in 000s) (h)	3,517	3,582	(1.8)

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
(f)In 2022, the Travel and Membership segment determined that certain rental transactions for travelers that were not RCI members are more closely aligned with Travel Club transactions (previously “Non-exchange”). Prior period results reflect the reclassification of this activity from Exchange to Travel Club.
(g)Represents transaction revenue divided by transactions.
(h)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(i)Percentage of change may not calculate due to rounding.
(j)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2022 and 2021 (in millions):

	2022	2021
Vacation ownership interest sales, net	$400	$294
Loan loss provision	76	33
Gross VOI sales, net of Fee-for-Service sales	476	327
Fee-for-Service sales (1)	51	56
Gross VOI sales	$527	$383

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $34 million and $29 million Fee-for-Service commission revenues for the three months ended June 30, 2022 and 2021. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2022	2021	Favorable/(Unfavorable)
Net revenues	$922	$797	$125
Expenses	737	646	(91)
Operating income	185	151	34
Interest expense	47	47	—
Other expense/(income), net	7	—	(7)
Interest (income)	(1)	(1)	—
Income before income taxes	132	105	27
Provision for income taxes	32	31	(1)
Net income from continuing operations	100	74	26
Loss on disposal of discontinued business, net of income taxes	—	(2)	2
Net income attributable to Travel + Leisure Co. shareholders	$100	$72	$28

During the three months ended June 30, 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of improvements in net new defaults, we reduced this allowance resulting in a $26 million increase in revenues with a corresponding $10 million increase in Cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of this COVID-19 related allowance release on Adjusted EBITDA was $16 million for the three months ended June 30, 2021.

Net revenues increased $125 million for the three months ended June 30, 2022, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $4 million (0.4%). Excluding the impacts of foreign currency and the COVID-19 related allowance release discussed above, the remaining revenue increase was primarily the result of:
•$159 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; partially offset by
•$5 million of decreased revenues at our Travel and Membership segment driven by lower transaction revenues, as COVID-19 shifted bookings from the first quarter into the second quarter of 2021.

Expenses increased $91 million for the three months ended June 30, 2022, compared with the same period last year. This increase was favorably impacted by foreign currency of $4 million (0.6%). Excluding the foreign currency impact and the Cost of vacation ownership interest related to the COVID-19 related allowance release discussed above, the increase in expenses was primarily the result of:
•$35 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales;
•$27 million increase in marketing costs in support of increased revenue;
•$17 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$15 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$9 million increase in general and administrative expenses primarily due to legal and other professional fees; and
•$8 million increase in maintenance fees on unsold inventory.

Other expense, net of other income increased by $7 million for the three months ended June 30, 2022, compared with the same period last year, primarily due to an unrecognized loss on equity investments.

Our effective tax rates were 24.3% and 29.5% during the three months ended June 30, 2022 and 2021. The effective tax rate for the three months ended June 30, 2022 was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities. The effective tax rate for the three months ended June 30, 2021 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $28 million for the three months ended June 30, 2022 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2022	2021
Vacation Ownership	$735	$604
Travel and Membership	188	194
Total reportable segments	923	798
Corporate and other (a)	(1)	(1)
Total Company	$922	$797

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$100	$72
Loss on disposal of discontinued business, net of income taxes	—	2
Provision for income taxes	32	31
Depreciation and amortization	31	31
Interest expense	47	47
Interest (income)	(1)	(1)
Stock-based compensation	12	9
Unrealized loss on equity investment	8	—
Restructuring	1	—
Legacy items	1	1
COVID-19 related costs (b)	—	1
Asset recoveries, net (c)	(1)	—
Adjusted EBITDA	$230	$193

	Three Months Ended
	June 30,
Adjusted EBITDA	2022	2021
Vacation Ownership	$187	$137
Travel and Membership	64	71
Total reportable segments	251	208
Corporate and other (a)	(21)	(15)
Total Company	$230	$193

(a)Includes the elimination of transactions between segments.
(b)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.
(c)Includes $1 million of inventory impairments for the three months ended June 30, 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Vacation Ownership
Net revenues increased $131 million and Adjusted EBITDA increased $50 million during the three months ended June 30, 2022, compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.3%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $1 million (0.7%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$149 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours and higher VPG associated with the ongoing recovery of our operations from the impact of COVID-19;
•$23 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$5 million increase in commission revenues due to the mix of VOI Fee-for-Service sales.

These increases were partially offset by:
•$43 million increase in our provision for loan losses primarily due to higher gross VOI sales, a higher percentage of sales financed, and the partial release of the COVID-19 related allowance during the second quarter of 2021; and
•$3 million decrease in consumer financing revenues primarily due to a lower average portfolio balance.

In addition to the drivers above, Adjusted EBITDA was further impacted by:
•$35 million increase in sales and commission expenses due to higher gross VOI sales;
•$25 million increase in marketing costs in support of increased revenue;
•$17 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$8 million increase in maintenance fees on unsold inventory;
•$5 million increase in the cost of VOIs sold primarily due to higher gross VOI sales partially offset by the $10 million reduction in estimated recoveries related to the release of the COVID-19 related allowance during the second quarter of 2021.
These increased expenses were partially offset by:
•$3 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance; and
•$2 million decrease in general and administrative expenses primarily due to lower employee-related costs.

Travel and Membership
Net revenues decreased $6 million and Adjusted EBITDA decreased $7 million during the three months ended June 30, 2022, compared with the same period of 2021. The net revenue decrease was unfavorably impacted by foreign currency of $1 million (0.5%) and the Adjusted EBITDA decrease was favorably impacted by foreign currency of $2 million (2.8%).

The decreases in net revenues excluding the impact of foreign currency was primarily driven by a 3% decrease in transactions and a 2% decrease in revenue per transaction, as COVID-19 shifted bookings from the first quarter into the second quarter of 2021.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by:
•$2 million increase in operating costs, driven by the increase in staffing to support the new travel club launches; and
•$2 million increase in Travel Club marketing costs.

Corporate and other
Corporate and other Adjusted EBITDA decreased $6 million for the three months ended June 30, 2022 compared to 2021, primarily due to legal and other professional fees.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2022	2021	Favorable/(Unfavorable)
Net revenues	$1,731	$1,425	$306
Expenses	1,429	1,188	(241)
Operating income	302	237	65
Interest expense	94	100	6
Other expense/(income), net	4	(1)	(5)
Interest (income)	(2)	(1)	1
Income before income taxes	206	139	67
Provision for income taxes	55	37	(18)
Net income from continuing operations	151	102	49
Loss on disposal of discontinued business, net of income taxes	—	(2)	2
Net income attributable to Travel + Leisure Co. shareholders	$151	$100	$51

During the six months ended June 30, 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of improvements in net new defaults, we reduced this allowance resulting in a $26 million increase in revenues with a corresponding $10 million increase in Cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $16 million for the six months ended June 30, 2021.

Net revenues increased $306 million for the six months ended June 30, 2022 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $6 million (0.4%). Excluding the impacts of foreign currency and the COVID-19 related allowance release discussed above, the remaining revenue increase was primarily the result of:
•$317 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; and
•$21 million of increased revenues at our Travel and Membership segment driven by higher transaction and subscription revenues primarily due to growth in our travel clubs.

Expenses increased $241 million for the six months ended June 30, 2022 compared with the same period last year. This increase was favorably impacted by foreign currency of $5 million (0.4%). Excluding the foreign currency impact and the Cost of vacation ownership interest related to the COVID-19 allowance release discussed above, the increase in expenses was primarily the result of:
•$70 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales;
•$55 million increase in marketing costs in support of increased revenue;
•$37 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$33 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$23 million increase in general and administrative expenses primarily due to higher employee-related costs and legal and other professional fees;
•$21 million increase in maintenance fees on unsold inventory;
•$15 million increase in cost of sales at the Travel and Membership segment in support of higher Travel Club transaction revenue; and
•$9 million increase in restructuring driven by the elimination of certain positions which were made redundant based upon changes to the organizational structure.
These increases were partially offset by a $10 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Interest expense decreased $6 million for the six months ended June 30, 2022 compared with the same period last year primarily due to a lower average debt balance.

Other expense, net of other income increased by $5 million for the six months ended June 30, 2022, compared with the same period last year, primarily due to an unrecognized loss on equity investments; partially offset by value added tax provision releases in the current year.

Our effective tax rates were 26.8% and 26.6% for the six months ended June 30, 2022 and 2021. The effective tax rate for the six months ended June 30, 2022 was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities. The effective tax rate for the six months ended June 30, 2021was impacted by excess tax benefits from stock-based compensation, partially offset by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $51 million for the six months June 30, 2022 as compared to the same period last year.

Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2022	2021
Vacation Ownership	$1,344	$1,057
Travel and Membership	389	370
Total reportable segments	1,733	1,427
Corporate and other (a)	(2)	(2)
Total Company	$1,731	$1,425

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$151	$100
Loss on disposal of discontinued business, net of income taxes	—	2
Provision for income taxes	55	37
Depreciation and amortization	61	63
Interest expense	94	100
Interest (income)	(2)	(1)
Stock-based compensation	21	16
Unrealized loss on equity investment	8	—
Restructuring (b)	8	(1)
Legacy items	2	4
COVID-19 related costs (c)	2	2
Asset recoveries, net (d)	(1)	—
Adjusted EBITDA	$399	$322

	Six Months Ended
	June 30,
Adjusted EBITDA	2022	2021
Vacation Ownership	$291	$204
Travel and Membership	146	146
Total reportable segments	437	350
Corporate and other (a)	(38)	(28)
Total Company	$399	$322

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the six months ended June 30, 2022 associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.
(d)Includes $1 million of inventory impairments for the six months ended June 30, 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Vacation Ownership
Net revenues increased $287 million and Adjusted EBITDA increased $87 million during the six months ended June 30, 2022 compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $4 million (0.4%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $1 million (0.5%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$285 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours and higher VPG associated with the ongoing recovery of our operations from the impact of COVID-19;

•$47 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$10 million increase in commission revenues due to the mix of VOI Fee-for-Service sales.
These increases were partially offset by:
•$54 million increase in our provision for loan losses primarily due to higher gross VOI sales, a higher percentage of sales financed, and the partial release of the COVID-19 related allowance in the prior year; and
•$3 million decrease in consumer financing revenues primarily due to a lower average portfolio balance.

In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$70 million increase in sales and commission expenses due to higher gross VOI sales;
•$48 million increase in marketing costs in support of increased revenue;
•$37 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$23 million increase in the cost of VOIs sold primarily due to higher gross VOI sales partially offset by the $10 million reduction in estimated recoveries related to the release of the COVID-19 related allowance in the prior year;
•$21 million increase in maintenance fees on unsold inventory;
•$8 million increase in general and administrative expenses primarily due to higher employee-related costs; and
•$4 million increase in commission expense as a result of higher Fee-for-Service VOI sales.
These increased expenses were partially offset by a $10 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $19 million and Adjusted EBITDA was flat during the six months ended June 30, 2022 compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.5%) and Adjusted EBITDA was favorably impacted by foreign currency of $1 million (0.7%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$16 million increase in transaction revenue primarily due to higher Travel Club transactions; and
•$6 million increase in subscription revenue primarily due to lower coupons issued related to COVID-19.

In addition to the revenue changes explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$15 million increase in cost of sales primarily due to increased Travel Club transaction revenue; and
•$7 million increase in marketing and other costs, primarily in support of the increase in Travel Club revenues.

Corporate and other
Corporate Adjusted EBITDA decreased $10 million for the six months ended June 30, 2022 compared to 2021, primarily due to higher employee-related costs, as well as higher legal and other professional fees.

RESTRUCTURING PLANS
During the three and six months ended June 30, 2022, we incurred $1 million and $8 million of restructuring expense. Certain positions were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. We do not expect to incur any further material charges for this initiative. This restructuring liability was reduced by $1 million of cash payments during the six months ended June 30, 2022. The majority of the remaining 2022 restructuring liability of $4 million is expected to be paid in 2022 with lease-related payments continuing through 2025.

During 2020, we recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with our decision to abandon the remaining portion of the administrative offices in New Jersey, and $14 million of lease-related charges due to the renegotiation of an agreement and facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. As of December 31, 2021 this restructuring liability was $22 million which was reduced by $2 million of cash payments during the six months ended June 30, 2022. The remaining 2020 restructuring liability of $20 million is lease-related and is expected to be paid by the end of 2029.

FINANCIAL CONDITION

(In millions)	June 30, 2022	December 31, 2021	Change
Total assets	$6,477	$6,588	$(111)
Total liabilities	$7,323	$7,382	$(59)
Total (deficit)	$(846)	$(794)	$(52)

Total assets decreased by $111 million from December 31, 2021 to June 30, 2022, primarily due to:
•$128 million decrease in Cash and cash equivalents due to treasury share repurchases, net repayments of non-recourse debt, dividend payments, property and equipment additions, and payments associated with the acquisition of the Travel + Leisure brand, partially offset by net cash provided by operating activities;
•$24 million decrease in Inventory driven by VOI sales and the transfer of completed VOI inventory to property and equipment, partially offset by purchases of completed inventory and inventory recoveries; and
•$16 million decrease in Prepaid expenses driven by the timing of contract renewals for prepaid maintenance fees.
These decreases were partially offset by a $41 million increase in Property and equipment, net, driven by the transfer of completed VOI inventory to property and equipment and capital additions, partially offset by depreciation.

Total liabilities decreased by $59 million from December 31, 2021 to June 30, 2022, driven by a $92 million decrease in Non-recourse vacation ownership debt primarily due to net repayments, partially offset by:
•$9 million increase in Deferred income driven by an increase in deferred incentive revenues; and
•$14 million increase in Deferred income taxes primarily driven by installment sales.

Total deficit increased $52 million from December 31, 2021 to June 30, 2022, primarily due to $128 million of share repurchases; $70 million of dividends; and $30 million of unfavorable currency translation adjustments driven by fluctuations in the exchange rates, primarily of the British pound sterling, Danish krone, Australian dollar, and the Euro; partially offset by $151 million of Net income attributable to Travel + Leisure Co. shareholders and a $25 million increase in additional paid-in capital, primarily due to stock-based compensation.

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

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility was renewed during 2021, extending the commitment period to October 2026. As of June 30, 2022, we had $998 million of available capacity on our revolving credit facility, net of letters of credit.

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

As a precautionary measure during 2020, we amended the credit agreement governing the revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during a relief period spanning from July 15, 2020 through April 1, 2022, or upon our earlier termination (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021 we entered into the second amendment governing our revolving credit facility and term loan B (“Second Amendment”) which resulted in the termination of the aforementioned Relief Period restrictions and extended the commitment period for the revolving credit facility from May 2023 to October 2026. The Second Amendment stipulates a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extended through June 30, 2022, after which time it will return to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. Additionally, the Second Amendment reestablished the annual interest rate pricing schedule in existence prior to COVID-19, which is equal to, at our option, either a base rate plus a margin ranging from 0.75% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.75% to 2.25%, in either case based upon our first lien leverage ratio. The Second Amendment also includes customary LIBOR replacement language providing for alternative interest rate options upon the cessation of LIBOR publication.

As of June 30, 2022, our first lien leverage ratio was 3.72 to 1.0 and our interest coverage ratio was 4.62 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2022, we were in compliance with the financial covenants described above.

As a result of our first lien leverage ratio decreasing below 3.75 to 1.0 during the period, the interest rate on revolver borrowings and fees associated with letters of credit will decrease 25 basis points in the third quarter of 2022. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future decreases or increases based on the first lien leverage ratio.

Secured Notes and Term Loan B
We generally utilize borrowing under our secured notes to meet our long-term financing needs. As of June 30, 2022, we had $3.37 billion of outstanding borrowings under our secured notes and Term Loan B, with maturities ranging from 2023 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its vacation ownership contract receivables (“VOCRs”) through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022. We plan to continue using these sources to finance certain VOCRs. On March 4, 2022 we renewed our USD bank conduit facility, extending its term through July 2024. This renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $803 million ($406 million available as of June 30, 2022) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $275 million during the first quarter of 2022 and $850 million during the full year 2021. Subsequent to the end of the second quarter of 2022, we closed on an additional securitization financing of $275 million. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2022, all of our securitized loan pools were in compliance with applicable contractual triggers.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our credit facilities, term loan B, and non-recourse debt see Note 10—Debt to the Condensed Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	7/1/22 - 6/30/23	7/1/23 - 6/30/24	7/1/24 - 6/30/25	7/1/25 - 6/30/26	7/1/26 - 6/30/27	Thereafter	Total
Debt	$407	$305	$283	$346	$1,050	$988	$3,379
Non-recourse debt (a)	284	184	258	360	195	561	1,842
Interest on debt (b)	231	206	185	149	84	120	975
Purchase commitments (c)	187	139	121	132	92	128	799
Operating leases	31	29	26	18	14	27	145
Inventory sold subject to conditional repurchase (d)	65	—	—	—	—	—	65
Total (e)	$1,205	$863	$873	$1,005	$1,435	$1,824	$7,205

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(c)Includes (i) $638 million for marketing-related activities; (ii) $94 million for information technology activities; and (iii) $5 million relating to the development of vacation ownership properties.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $40 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(e)Excludes a $35 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy, and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Realogy. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 22—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements.

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $362 million outstanding as of June 30, 2022. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

Our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the six months ended June 30, 2022 and 2021 (in millions):

	2022	2021	Change
Cash provided by/(used in):
Operating activities	$230	$290	$(60)
Investing activities	(29)	(62)	33
Financing activities	(315)	(1,098)	783
Effects of changes in exchange rates on cash and cash equivalents	(5)	(1)	(4)
Net change in cash, cash equivalents and restricted cash	$(119)	$(871)	$752

Operating Activities
Net cash provided by operating activities was $230 million for the six months ended June 30, 2022, compared to $290 million in the prior year. This $60 million decrease was driven by a $215 million increase in cash utilized for working capital, partially offset by a $106 million increase in non-cash add-back items primarily due to a higher provision for loan losses and deferred income taxes, and a $51 million increase in net income.

Investing Activities
Net cash used in investing activities was $29 million for the six months ended June 30, 2022, compared to $62 million in the prior year. This decrease was primarily related to $37 million of cash payments for the acquisition of the Travel + Leisure brand in the prior year.

Financing Activities
Net cash used in financing activities was $315 million for the six months ended June 30, 2022, compared to $1.1 billion in the prior year. This decrease was primarily due to $802 million of net repayments on the revolving credit facility and notes in 2021, $213 million of net repayments on non-recourse debt in 2021 compared to $87 million in 2022; partially offset by $127 million of share repurchases in 2022.

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

During the six months ended June 30, 2022, we spent $93 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. During 2022, we anticipate spending between $150 million and $170 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2023 through 2026 is expected to be between $140 million and $170 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2022, we spent $24 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2022, we anticipate spending between $55 million and $60 million on capital expenditures.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of June 30, 2022, the Board of Directors had increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. We had $700 million of remaining availability in our program as of June 30, 2022.

Under our current share repurchase program, we repurchased 2.5 million shares at an average price of $50.67 for a cost of $128 million during the six months ended June 30, 2022. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.40 per share during the first and second quarters of 2022 and $0.30 per share during the first and second quarters 2021. The aggregate dividends paid to shareholders were $70 million and $53 million during the six months ended June 30, 2022 and 2021. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

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

CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 23, 2022, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2022 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and total interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2022, was $397 million in non-recourse debt and $287 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2022, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2022	214,530	$53.66	214,530	$771,631,005
May 2022	818,319	$50.08	818,319	$730,647,896
June 2022 (a)	692,137	$44.08	692,137	$700,136,739
Total (a)	1,724,986	$48.12	1,724,986	$700,136,739
(a) Includes 73,313 shares purchased for which the trade date occurred in June 2022 while settlement occurred in July 2022.

On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. As of June 30, 2022, the Board of Directors had increased the capacity of the Share Repurchase Program nine times, most recently in April 2022, by $500 million, bringing the total authorization under the current program to $6.5 billion. Under our current and prior stock repurchase plans, the total authorization is $7.3 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” for further information on the Share Repurchase Program.

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

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
10.1*†	Letter Agreement dated as of February 7, 2019, by and between Wyndham Destinations, Inc. and Olivier Chavy
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: July 28, 2022	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 28, 2022	By:	/s/ Elizabeth E. Dreyer
Elizabeth E. Dreyer
Chief Accounting Officer