Form 10-Q
period 2022-09-30
Travel & Leisure Co.
filed 2022-10-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
81,280,625 shares of common stock outstanding as of September 30, 2022.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and nine-month periods ended September 30, 2022 and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
October 27, 2022

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues
Service and membership fees	$410	$378	$1,222	$1,114
Vacation ownership interest sales	403	344	1,099	810
Consumer financing	104	103	302	304
Other	20	14	45	36
Net revenues	937	839	2,668	2,264
Expenses
Operating	417	352	1,202	992
Cost of vacation ownership interests	39	43	125	105
Consumer financing interest	20	19	55	63
Marketing	125	101	337	261
General and administrative	117	106	358	325
Depreciation and amortization	30	31	91	93
Restructuring	—	—	8	(1)
COVID-19 related costs	—	1	2	3
Asset recoveries, net	—	—	(1)	—
Total expenses	748	653	2,177	1,841
Operating income	189	186	491	423
Interest expense	48	47	143	147
Interest (income)	(2)	(1)	(3)	(1)
Other (income), net	(19)	—	(16)	(2)
Income before income taxes	162	140	367	279
Provision for income taxes	46	39	101	76
Net income from continuing operations	116	101	266	203
Loss on disposal of discontinued business, net of income taxes	—	—	—	(2)
Net income attributable to Travel + Leisure Co. shareholders	$116	$101	$266	$201

Basic earnings per share
Continuing operations	$1.39	$1.16	$3.15	$2.35
Discontinued operations	—	—	—	(0.02)
	$1.39	$1.16	$3.15	$2.33
Diluted earnings per share
Continuing operations	$1.38	$1.15	$3.12	$2.33
Discontinued operations	—	—	—	(0.03)
	$1.38	$1.15	$3.12	$2.30

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$116	$101	$266	$201

Foreign currency translation adjustments, net of tax	(34)	(15)	(64)	(26)
Other comprehensive loss, net of tax	(34)	(15)	(64)	(26)
Comprehensive income	$82	$86	$202	$175

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$169	$369
Restricted cash (VIE - $85 as of 2022 and $84 as of 2021)	136	128
Trade receivables, net	167	131
Vacation ownership contract receivables, net (VIE - $2,031 as of 2022 and $2,061 as of 2021)	2,358	2,309
Inventory	1,146	1,216
Prepaid expenses	206	227
Property and equipment, net	736	689
Goodwill	950	961
Other intangibles, net	211	219
Other assets	301	339
Total assets	$6,380	$6,588
Liabilities and (deficit)
Accounts payable	$66	$62
Accrued expenses and other liabilities	852	939
Deferred income	393	382
Non-recourse vacation ownership debt (VIE)	1,882	1,934
Debt	3,391	3,379
Deferred income taxes	699	686
Total liabilities	7,283	7,382
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,763,360 issued as of 2022 and 222,250,970 as of 2021	2	2
Treasury stock, at cost – 141,602,063 shares as of 2022 and 136,320,631 shares as of 2021	(6,778)	(6,534)
Additional paid-in capital	4,227	4,192
Retained earnings	1,750	1,587
Accumulated other comprehensive loss	(112)	(48)
Total stockholders’ (deficit)	(911)	(801)
Noncontrolling interest	8	7
Total (deficit)	(903)	(794)
Total liabilities and (deficit)	$6,380	$6,588

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income	$266	$201
Loss on disposal of discontinued business, net of income taxes	—	2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	216	120
Depreciation and amortization	91	93
Stock-based compensation	34	24
Deferred income taxes	15	(27)
Non-cash interest	14	17
Non-cash lease expense	12	13
Asset recoveries, net	(1)	—
Other, net	9	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(37)	(9)
Vacation ownership contract receivables	(283)	60
Inventory	(10)	(14)
Accounts payable, accrued expenses, prepaid expenses, other assets and other liabilities	(69)	8
Deferred income	10	(58)
Net cash provided by operating activities	267	435
Investing activities
Property and equipment additions	(36)	(40)
Acquisitions	(2)	(37)
Proceeds from sale of investments	8	—
Other, net	2	—
Net cash used in investing activities - continuing operations	(28)	(77)
Net cash used in investing activities - discontinued operations	(6)	—
Net cash used in investing activities	(34)	(77)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,155	930
Principal payments on non-recourse vacation ownership debt	(1,193)	(1,202)
Proceeds from debt	20	10
Principal payments on debt	(13)	(561)
Repayment of notes	(2)	(252)
Repurchase of common stock	(240)	—
Dividends to shareholders	(103)	(79)
Payment of deferred acquisition consideration	(19)	(30)
Debt issuance/modification costs	(12)	(9)
Net share settlement of incentive equity awards	(7)	(9)
Repayments of vacation ownership inventory arrangement	(6)	—
Proceeds from issuance of common stock	6	7
Net cash used in financing activities	(414)	(1,195)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(11)	(6)
Net change in cash, cash equivalents and restricted cash	(192)	(843)
Cash, cash equivalents and restricted cash, beginning of period	497	1,317
Cash, cash equivalents and restricted cash, end of period	305	474
Less: Restricted cash	136	128
Cash and cash equivalents	$169	$346

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)
Net income	—	—	—	—	51	—	—	51
Other comprehensive income	—	—	—	—	—	3	—	3
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(0.8)	—	(45)	—	—	—	—	(45)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2022	85.4	2	(6,579)	4,200	1,603	(45)	8	(811)
Net income	—	—	—	—	100	—	—	100
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Issuance of shares for RSU vesting	0.1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.7)	—	(83)	—	—	—	—	(83)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Other	—	—	(1)	1	—	—	—	—
Balance as of June 30, 2022	83.9	2	(6,663)	4,217	1,668	(78)	8	(846)
Net income	—	—	—	—	116	—	—	116
Other comprehensive loss	—	—	—	—	—	(34)	—	(34)
Issuance of shares for RSU vesting	0.1	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Change in stock-based compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(2.8)	—	(115)	—	—	—	—	(115)
Dividends ($0.40 per share)	—	—	—	—	(34)	—	—	(34)
Other	—	—	—	1	—	—	—	1
Balance as of September 30, 2022	81.2	$2	$(6,778)	$4,227	$1,750	$(112)	$8	$(903)

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	85.9	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	29	—	—	29
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Stock option exercises	0.1	—	—	3	—	—	—	3
Issuance of shares for RSU vesting	0.2	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Change in stock-based compensation	—	—	—	7	—	—	—	7
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of March 31, 2021	86.2	2	(6,508)	4,160	1,392	(29)	7	(976)
Net income	—	—	—	—	72	—	—	72
Other comprehensive income	—	—	—	—	—	2	—	2
Issuance of shares for RSU vesting	0.1	—	—	—	—	—	—	—
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	0.1	—	—	3	—	—	—	3
Change in stock-based compensation	—	—	—	9	—	—	—	9
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Balance as of June 30, 2021	86.4	2	(6,508)	4,171	1,437	(27)	7	(918)
Net income	—	—	—	—	101	—	—	101
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Change in stock-based compensation	—	—	—	8	—	—	—	8
Dividends ($0.30 per share)	—	—	—	—	(27)	—	—	(27)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of September 30, 2021	86.4	$2	$(6,508)	$4,180	$1,511	$(42)	$8	$(849)

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

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates the Travel + Leisure GO travel club.

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

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Government Assistance. In November 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires business entities to provide certain disclosures when they have received government assistance and used a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

Recently Adopted Accounting Pronouncements
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the FASB issued guidance which requires companies to apply Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 - Business Combinations. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company early adopted this guidance during the third quarter of 2022, and it did not have a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management revenues, which are comprised of management fee revenue and reimbursable revenue were (in millions) (a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Management fee revenues	$106	$95	$313	$283
Reimbursable revenues	85	81	252	220
Property management revenues	$191	$176	$565	$503

(a)Reflects the impact of reclassifying the Extra Holidays business line from the Travel and Membership segment to the Vacation Ownership segment.

One of the associations that the Company manages paid its Travel and Membership segment $7 million and $9 million for exchange services during the three months ended September 30, 2022 and 2021, and $24 million and $23 million during the nine months ended September 30, 2022 and 2021.

Travel and Membership
Travel and Membership derives a majority of its revenues from membership dues and fees for facilitating members’ trading of their intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for travel club members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations, except in certain transactions where the Company has a performance obligation that is not satisfied until the time of stay.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	September 30, 2022	December 31, 2021
Deferred subscription revenue	$165	$166
Deferred VOI trial package revenue	94	85
Deferred VOI incentive revenue	66	55
Deferred exchange-related revenue (a)	57	61
Deferred co-branded credit card programs revenue	10	12
Deferred other revenue	3	3
Total	$395	$382

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In the Company’s Vacation Ownership business, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within one year of purchase, but may extend longer for certain programs. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within one year of the VOI sale, but may extend longer for certain programs.

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

Changes in contract liabilities follow (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Beginning balance	$382	$448
Additions	218	199
Revenue recognized	(205)	(253)
Ending balance	$395	$394

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of September 30, 2022 and December 31, 2021, these capitalized costs were $32 million and $28 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2022 and December 31, 2021, these capitalized costs were $18 million and $19 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2022 - 9/30/2023	10/1/2023 - 9/30/2024	10/1/2024 - 9/30/2025	Thereafter	Total
Subscription revenue	$95	$38	$16	$16	$165
VOI trial package revenue	88	2	2	2	94
VOI incentive revenue	66	—	—	—	66
Exchange-related revenue	53	3	1	—	57
Co-branded credit card programs revenue	3	3	3	1	10
Other revenue	3	—	—	—	3
Total	$308	$46	$22	$19	$395

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions) (a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Vacation Ownership
Vacation ownership interest sales (b)	$403	$344	$1,099	$810
Property management fees and reimbursable revenues	191	176	565	503
Consumer financing	104	103	302	304
Fee-for-Service commissions	36	28	87	69
Ancillary revenues	20	14	45	36
Total Vacation Ownership	754	665	2,098	1,722

Travel and Membership
Transaction revenues	129	122	411	390
Subscription revenues	47	43	137	127
Ancillary revenues	7	10	24	27
Total Travel and Membership	183	175	572	544

Corporate and other
Eliminations	—	(1)	(2)	(2)
Total Corporate and other	—	(1)	(2)	(2)

Net revenues	$937	$839	$2,668	$2,264

(a)This table reflects the reclassification of Extra Holidays from the Travel and Membership segment into the Vacation Ownership segment for all periods presented. Extra Holidays revenue is included within Property management fees and reimbursable revenues.
(b)The Company increased its loan loss allowance by $205 million during 2020, due to an expected increase in net new defaults driven by higher unemployment associated with the novel coronavirus global pandemic (“COVID-19”). During the third quarter of 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, resulting in a $21 million and $47 million reversal which is reflected as an increase in Vacation ownership interest sales on the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2021.

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$116	$101	$266	$203
Loss on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	—	—	(2)
Net income attributable to Travel + Leisure Co. shareholders	$116	$101	$266	$201

Basic earnings per share (a)
Continuing operations	$1.39	$1.16	$3.15	$2.35
Discontinued operations	—	—	—	(0.02)
	$1.39	$1.16	$3.15	$2.33

Diluted earnings per share (a)
Continuing operations	$1.38	$1.15	$3.12	$2.33
Discontinued operations	—	—	—	(0.03)
	$1.38	$1.15	$3.12	$2.30

Basic weighted average shares outstanding	83.0	86.6	84.6	86.5
Stock-settled appreciation rights (“SSARs”), RSUs,(b) PSUs (c) and NQs (d)	0.6	0.8	0.9	0.8
Diluted weighted average shares outstanding (e)	83.6	87.4	85.5	87.3

Dividends:
Aggregate dividends paid to shareholders	$33	$26	$103	$79

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.7 million and 0.6 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2022 and 0.4 million and 0.3 million of anti-dilutive RSUs for the three and nine months ended September 30, 2021. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.5 million for both the three and nine months ended September 30, 2022 and 0.4 million PSUs for both the three and nine months ended September 30, 2021, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 2.0 million and 1.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and nine months ended September 30, 2022 and 1.4 million of outstanding NQs for both the three and nine months ended September 30, 2021. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2021	111.8	$5,753
Repurchases	5.3	243
As of September 30, 2022	117.1	$5,996

During the second quarter of 2022, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $500 million. As of September 30, 2022, the Company had $585 million of remaining availability under its program.

5.    Acquisitions
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Meredith Corporation for $100 million, $35 million of which was paid at closing and is reflected as cash used in Investing activities on the Condensed Consolidated Statements of Cash Flows. The Company made additional payments of $20 million each in the second quarter of 2021 and 2022, the majority of which is reflected as cash used in Financing activities on the Condensed Consolidated Statements of Cash Flows. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of ARN. ARN, which is reported within the Travel and Membership segment, provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired). The fair value of purchase consideration was comprised of: (i) $48 million paid in cash at closing and $11 million paid in each of the third quarters of 2020 and 2021; (ii) $24 million of Travel + Leisure Co. stock (721,450 shares at a weighted average price per share of $32.51); and (iii) $10 million of contingent consideration based on achieving certain financial and operational metrics.

During the third quarter of 2022, the Company reduced its accrual for contingent consideration by $10 million to reflect the fair value based on expected performance. This amount was included within Other income, net on the Condensed Consolidated Statements of Income.

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

During the nine months ended September 30, 2022, the Company had $6 million of Net cash used in investing activities from discontinued operations on the Condensed Consolidated Statements of Cash Flows related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business. See Note 22—Transactions with Former Parent and Former Subsidiaries for additional details.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of (in millions):

	September 30, 2022	December 31, 2021
Vacation ownership contract receivables:
Securitized (a)	$2,031	$2,061
Non-securitized (b)	866	758
Vacation ownership contract receivables, gross	2,897	2,819
Less: allowance for loan losses	539	510
Vacation ownership contract receivables, net	$2,358	$2,309

(a)Excludes $16 million and $17 million of accrued interest on VOCRs as of September 30, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million and $5 million of accrued interest on VOCRs as of September 30, 2022 and December 31, 2021, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2022, the Company’s securitized VOCRs generated interest income of $73 million and $214 million. During the three and nine months ended September 30, 2021, the Company’s securitized VOCRs generated interest income of $76 million and $232 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2022 and 2021, the Company had net VOCR originations of $922 million and $544 million, and received principal collections of $639 million and $604 million.

The weighted average interest rate on outstanding VOCRs was 14.7% and 14.5% as of September 30, 2022 and December 31, 2021.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Allowance for loan losses, beginning balance	$510	$693
Provision for loan losses, net	216	120
Contract receivables write-offs, net	(187)	(248)
Allowance for loan losses, ending balance	$539	$565

Due to the economic downturn resulting from the novel coronavirus global pandemic (“COVID-19”) during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $55 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Since the first quarter of 2020, the Company has performed quarterly evaluations of the impact of COVID-19 on its owners’ ability to repay their contract receivables and, as a result of improvement in net new defaults and lower than expected unemployment rates, reduced this allowance resulting in a $111 million increase to Vacation ownership interest sales with a corresponding $40 million increase in Cost of vacation ownership interests. Included within these amounts are partial allowance reversals during the three and nine months ended September 30, 2021 resulting in increases of $21 million and $47 million to Vacation ownership interest sales and corresponding increases of $8 million and $17 million to Cost of vacation ownership interests on the Condensed Consolidated Statements of Income during the prior year. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the Company has not had a COVID-19 related allowance since December 31, 2021.

The Company recorded net provisions for loan losses of $91 million and $216 million as a reduction of net revenues during the three and nine months ended September 30, 2022, and $49 million and $120 million for the three and nine months ended September 30, 2021.

Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents), and Asia Pacific (comprised of receivables in the Company’s Vacation Ownership Asia Pacific business for which scores are not available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,705	$731	$91	$78	$136	$2,741
31 - 60 days	29	32	12	5	1	79
61 - 90 days	13	20	10	2	—	45
91 - 120 days	7	13	10	2	—	32
Total (a)	$1,754	$796	$123	$87	$137	$2,897

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,630	$734	$98	$72	$169	$2,703
31 - 60 days	17	24	10	3	1	55
61 - 90 days	9	12	7	1	—	29
91 - 120 days	9	12	9	1	1	32
Total (a)	$1,665	$782	$124	$77	$171	$2,819

(a)Includes contracts under temporary deferment (up to 180 days) of less than $1 million and $7 million as of September 30, 2022 and December 31, 2021.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$643	$244	$9	$23	$41	$960
2021	315	178	32	6	20	551
2020	153	69	13	5	15	255
2019	221	111	27	16	21	396
2018	180	83	17	13	16	309
Prior	242	111	25	24	24	426
Total	$1,754	$796	$123	$87	$137	$2,897

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$534	$221	$11	$11	$38	$815
2020	224	105	17	6	38	390
2019	324	168	37	19	33	581
2018	234	117	25	14	24	414
2017	157	76	15	11	14	273
Prior	192	95	19	16	24	346
Total	$1,665	$782	$124	$77	$171	$2,819

8.    Inventory
Inventory consisted of (in millions):

	September 30, 2022	December 31, 2021
Completed VOI inventory	$929	$998
Estimated VOI recoveries	192	187
VOI construction in process	14	13
Inventory sold subject to repurchase	6	13
Vacation exchange credits and other	4	4
Land held for VOI development	1	1
Total inventory	$1,146	$1,216

As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $91 million and $56 million during the nine months ended September 30, 2022 and 2021.

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

The following table summarizes the activity related to the Company's inventory obligations, including repurchase obligations (in millions):

	Atlanta (a) (b)	Las Vegas (a)	Moab (a)	Orlando (a)	Other (c)	Total
December 31, 2021	$—	$13	$—	$—	$1	$14
Purchases	67	28	—	—	46	141
Payments	(67)	(35)	—	—	(38)	(140)
September 30, 2022	$—	$6	$—	$—	$9	$15

December 31, 2020	$—	$13	$31	$22	$17	$83
Purchases	—	2	25	1	55	83
Payments	—	(2)	(56)	(5)	(61)	(124)
September 30, 2021	$—	$13	$—	$18	$11	$42

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia, acquired from a third-party developer.
(c)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

In connection with an inventory sale transaction, the Company has committed to repurchase completed property located in Las Vegas, Nevada, from a third-party developer. The maximum potential future payments that the Company may be required to make under this commitment was $30 million as of September 30, 2022.

9.    Property and Equipment
Property and equipment, net consisted of (in millions):

	September 30, 2022	December 31, 2021
Building and leasehold improvements	$743	$653
Capitalized software	734	707
Furniture, fixtures and equipment	205	204
Land	31	30
Finance leases	25	20
Construction in progress	12	18
Total property and equipment	1,750	1,632
Less: accumulated depreciation and amortization	1,014	943
Property and equipment, net	$736	$689

10.    Debt
The Company’s indebtedness consisted of (in millions):

	September 30, 2022	December 31, 2021
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,511	$1,614
USD bank conduit facility (due July 2024) (c)	269	190
AUD/NZD bank conduit facility (due April 2023) (d)	102	130
Total	$1,882	$1,934

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$12	$—
$300 million secured term loan B (due May 2025) (g)	287	288
$400 million 3.90% secured notes (due March 2023) (h)	400	401
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (i)	346	345
$650 million 6.625% secured notes (due July 2026)	644	643
$400 million 6.00% secured notes (due April 2027) (j)	406	407
$650 million 4.50% secured notes (due December 2029)	642	641
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	9	9
Total	$3,391	$3,379

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.15 billion and $2.17 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2022 and December 31, 2021.
(b)The carrying amounts of the term notes are net of deferred financing costs of $18 million as of both September 30, 2022 and December 31, 2021.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $17 million and $20 million as of September 30, 2022 and December 31, 2021, and net of unamortized debt financing costs of $6 million and $8 million as of September 30, 2022 and December 31, 2021.
(f)The weighted average effective interest rate on borrowings from this facility was 6.37% and 3.19% as of September 30, 2022 and December 31, 2021.
(g)The weighted average effective interest rate on borrowings from this facility was 3.34% and 2.39% as of September 30, 2022 and December 31, 2021.
(h)Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of September 30, 2022 and December 31, 2021.
(i)Includes $3 million and $4 million of unamortized losses from the settlement of a derivative as of September 30, 2022 and December 31, 2021.
(j)Includes $8 million and $9 million of unamortized gains from the settlement of a derivative as of September 30, 2022 and December 31, 2021.

Sierra Timeshare 2022-1 Receivables Funding LLC
On March 23, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-1 Receivables Funding LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 3.84%. The advance rate for this transaction was 98%.

Sierra Timeshare 2022-2 Receivables Funding LLC
On July 21, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-2 Receivables Funding LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.7%. The advance rate for this transaction was 90.5%.

USD Bank Conduit Renewal
On March 4, 2022, the Company renewed its USD timeshare receivables conduit facility, extending the end of the commitment period from October 2022 to July 2024. The renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. The facility bears interest based on a mixture of variable commercial paper rates plus a spread for certain participating banks and the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus a spread for other participating banks.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2022, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$275	$407	$682
Between 1 and 2 years	199	306	505
Between 2 and 3 years	421	282	703
Between 3 and 4 years	195	991	1,186
Between 4 and 5 years	201	417	618
Thereafter	591	988	1,579
	$1,882	$3,391	$5,273

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of September 30, 2022, available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$787	$1,000
Less: outstanding borrowings	371	12
Available capacity	$416	$988

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

As a precautionary measure during 2020, the Company amended the credit agreement governing its revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during a relief period spanning from July 15, 2020 through April 1, 2022, or upon earlier termination by the Company (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021, the Company renewed the credit agreement governing the revolving credit facilities and term loan B (“Second Amendment”). The Second Amendment terminated the Relief Period and the aforementioned Relief Period restrictions. Additionally, the Second Amendment stipulated a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extended through June 30, 2022, after which time it returned to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. The Second Amendment also reestablished the tiered pricing grid that was in place prior to COVID-19.

As of September 30, 2022, the Company’s interest coverage ratio was 4.72 to 1.0 and the first lien leverage ratio was 3.72 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2022, the Company was in compliance with the financial covenants described above.

As a result of the Company’s first lien leverage ratio decreasing below 3.75 to 1.0 as of June 30, 2022, the interest rate on revolver borrowings and fees associated with letters of credit decreased 25 basis points in the third quarter of 2022, and will remain at this level for the fourth quarter of 2022 given the Company’s first lien leverage ratio of 3.72 to 1.0 at September 30, 2022. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future decreases or increases based on the Company’s first lien leverage ratio.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCRs pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2022, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $48 million and $143 million during the three and nine months ended September 30, 2022, excluding non-recourse vacation ownership debt. These amounts include offsets of less than $1 million and $1 million of capitalized interest during three and nine months ended September 30, 2022. Cash paid related to such interest was $135 million during the nine months ended September 30, 2022.

The Company incurred interest expense of $47 million and $147 million during the three and nine months ended September 30, 2021, excluding non-recourse vacation ownership debt, and including offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $160 million during the nine months ended September 30, 2021.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $20 million and $55 million during the three and nine months ended September 30, 2022, and $19 million and $63 million during the three and nine months ended September 30, 2021, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $39 million and $44 million for the nine months ended September 30, 2022 and 2021.

11.    Variable Interest Entities
The Company analyzes its variable interests, including loans, guarantees, interests in special purpose entities (“SPEs”), and equity investments, to determine if an entity in which the Company has a variable interest is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2022	December 31, 2021
Securitized contract receivables, gross (a)	$2,031	$2,061
Securitized restricted cash (b)	85	84
Interest receivables on securitized contract receivables (c)	16	17
Other assets (d)	21	4
Total SPE assets	2,153	2,166
Non-recourse term notes (e) (f)	1,511	1,614
Non-recourse conduit facilities (e)	371	320
Other liabilities (g)	3	2
Total SPE liabilities	1,885	1,936
SPE assets in excess of SPE liabilities	$268	$230

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
(f)Includes deferred financing costs of $18 million as of both September 30, 2022 and December 31, 2021, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $866 million and $758 million as of September 30, 2022 and December 31, 2021.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2022	December 31, 2021
SPE assets in excess of SPE liabilities	$268	$230
Non-securitized contract receivables	866	758
Less: allowance for loan losses	539	510
Total, net	$595	$478

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

As of September 30, 2022, the Company had foreign exchange contracts resulting in $2 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of September 30, 2022 and 2021.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,358	$2,630	$2,309	$2,858
Liabilities
Debt (Level 2)	$5,273	$4,921	$5,313	$5,514

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

During 2019, the Company closed on the sale of its North American vacation rentals business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity. During the fourth quarter of 2021, Vacasa merged with a publicly traded special purpose acquisition company and began trading on the Nasdaq Global Select market. As of December 31, 2021, the fair value of the Company’s investment in Vacasa was $13 million, as measured using quoted prices in the active market (Level 1). During the third quarter of 2022, to Company sold all of its equity in Vacasa for $8 million. The sale resulted in a $3 million gain for the three months ended September 30, 2022 and a $5 million loss for the nine months ended September 30, 2022, which were included within Other income, net on the Condensed Consolidated Statements of Income.

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

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed–rate debt into variable–rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2022 and 2021, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2022 or 2021.

14.    Income Taxes
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2018. In addition, with few exceptions, the Company is no longer subject to state, local, or foreign income tax examinations for years prior to 2011.

The Company’s effective tax rate was 28.5% and 27.9% for the three months ended September 30, 2022 and 2021; and 27.6% and 27.2% for the nine months ended September 30, 2022 and 2021. The effective tax rate for the three months ended September 30, 2022 was impacted by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities, partially offset by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation. The effective tax rate for the three months ended September 30, 2021 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates. For the nine months ended September 30, 2021, the effective tax rate was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates partially offset by excess tax benefits from stock-based compensation.

The Company made income tax payments, net of tax refunds, of $110 million and $91 million during the nine months ended September 30, 2022 and 2021.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$6	$5	$17	$17

Short-term lease cost	$3	$3	$10	$10

Finance lease cost:
Amortization of right-of-use assets	$1	$1	$4	$3
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$1	$1	$4	$3

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$63	$79
Operating lease liabilities	Accrued expenses and other liabilities	$114	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$11	$10
Finance lease liabilities	Debt	$9	$9

Weighted average remaining lease term:
Operating leases		5.8 years	6.4 years
Finance leases		2.7 years	2.6 years
Weighted average discount rate:
Operating leases (b)		5.8%	5.8%
Finance leases		4.8%	4.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24	$28
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$4	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$(1)	$6
Finance leases	$5	$3

(a)Includes write-off of right-of-use assets during the nine months ended September 30, 2022.

The table below presents maturities of lease liabilities as of September 30, 2022 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2022	$8	$2
2023	30	5
2024	28	3
2025	23	2
2026	13	—
Thereafter	34	—
Total minimum lease payments	136	12
Less: amount of lease payments representing interest	(22)	(3)
Present value of future minimum lease payments	$114	$9

16.    Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.

Travel + Leisure Co. Litigation
The Company may from time to time be involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including but not limited to: for its Vacation Ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts, construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its Travel and Membership business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $16 million and $19 million as of September 30, 2022 and December 31, 2021. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $13 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 22—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive loss	(67)	—	(67)
Balance, September 30, 2022	$(212)	$(1)	$(213)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	3	—	3
Balance, September 30, 2022	$100	$1	$101

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive loss	(64)	—	(64)
Balance, September 30, 2022	$(112)	$—	$(112)

	Foreign	Unrealized	Accumulated
	Currency	(Losses)/Gains	Other
	Translation	on Cash Flow	Comprehensive
Pretax	Adjustments	Hedges	(Loss)/Income
Balance, December 31, 2020	$(113)	$(1)	$(114)
Other comprehensive loss	(27)	—	(27)
Balance, September 30, 2021	$(140)	$(1)	$(141)

Tax
Balance, December 31, 2020	$97	$1	$98
Other comprehensive income	1	—	1
Balance, September 30, 2021	$98	$1	$99

Net of Tax
Balance, December 31, 2020	$(16)	$—	$(16)
Other comprehensive loss	(26)	—	(26)
Balance, September 30, 2021	$(42)	$—	$(42)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

There were no reclassifications out of AOCL for the nine months ended September 30, 2022 or 2021.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, SSARs, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2022, 10.8 million shares remain available.

Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2022, the Company granted incentive equity awards to key employees and senior officers of $32 million in the form of RSUs and $13 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years. The majority of PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the nine months ended September 30, 2021, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options.

The activity related to incentive equity awards granted to the Company’s key employees and senior officers by the Company for the nine months ended September 30, 2022, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2021	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, September 30, 2022
RSUs
Number of RSUs	1.8	0.6	(0.5)	(0.2)	1.7	(c)
Weighted average grant price	$47.83	$49.90	$47.53	$47.73	$49.06

PSUs
Number of PSUs	0.4	0.3	—	(0.2)	0.5	(d)
Weighted average grant price	$48.18	$52.87	$—	$43.04	$51.27

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.32	$—	$—	$—	$45.35

(a)Upon exercise of NQs and upon vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $55 million as of September 30, 2022, which is expected to be recognized over a weighted average period of 2.6 years.
(d)Aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $15 million as of September 30, 2022, which is expected to be recognized over a weighted average period of 2.2 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $19 million over a weighted average period of 1.6 years.
(e)There were 1.4 million NQs which were exercisable as of September 30, 2022. These exercisable NQs will expire over a weighted average period of 6.4 years and carry a weighted average grant date fair value of $8.52. Unrecognized compensation expense for NQs was $5 million as of September 30, 2022, which is expected to be recognized over a weighted average period of 1.9 years.

The Company did not grant any stock options during the nine months ended September 30, 2022. The fair value of stock options granted by the Company during 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021
Grant date fair value	$18.87
Grant date strike price	$59.00
Expected volatility	44.80%
Expected life (a)	6.25 years
Risk-free interest rate	1.09%
Projected dividend yield	3.12%

(a)The maximum contractual term for these options is 10 years.

The total intrinsic value of exercised options was less than $1 million during the nine months ended September 30, 2022, and $1 million during the nine months ended September 30, 2021. The grant date fair value of options that vested during the nine months ended September 30, 2022 and 2021 was $4 million in both periods.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense related to incentive equity awards granted to key employees, senior officers, and non-employee directors of $10 million and $34 million during the three and nine months ended

September 30, 2022, and $8 million and $24 million during the three and nine months ended September 30, 2021. Such stock-based compensation expense for the nine months ended September 30, 2022 includes $3 million which has been classified within Restructuring on the Condensed Consolidated Statements of Income. The Company recognized $9 million and $6 million of associated tax benefits during the nine months ended September 30, 2022 and 2021.

The Company paid $7 million and $9 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2022 and 2021. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares and recognized less than $1 million of compensation expense related to issuances under this plan during the nine months ended September 30, 2022 and 2021.

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

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2022	2021	2022	2021
Vacation Ownership	$754	$665	$2,098	$1,722
Travel and Membership	183	175	572	544
Total reportable segments	937	840	2,670	2,266
Corporate and other (a)	—	(1)	(2)	(2)
Total Company	$937	$839	$2,668	$2,264

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$116	$101	$266	$201
Loss on disposal of discontinued business, net of income taxes	—	—	—	2
Provision for income taxes	46	39	101	76
Depreciation and amortization	30	31	91	93
Interest expense	48	47	143	147
Interest (income)	(2)	(1)	(3)	(1)
Stock-based compensation	10	8	31	24
Restructuring (b)	—	—	8	(1)
COVID-19 related costs (c)	—	1	2	3
Asset recoveries, net (d)	—	—	(1)	—
Legacy items	(1)	2	1	6
(Gain)/loss on equity investment	(3)	—	5	—
Fair value change in contingent consideration	(10)	—	(10)	—
Adjusted EBITDA	$234	$228	$634	$550

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2022	2021	2022	2021
Vacation Ownership	$188	$181	$480	$386
Travel and Membership	65	64	211	209
Total reportable segments	253	245	691	595
Corporate and other (a)	(19)	(17)	(57)	(45)
Total Company	$234	$228	$634	$550

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the nine months ended September 30, 2022, associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.
(d)Includes $1 million of inventory impairments for the nine months ended September 30, 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Segment Assets (a)	September 30, 2022	December 31, 2021
Vacation Ownership	$4,797	$4,760
Travel and Membership	1,347	1,397
Total reportable segments	6,144	6,157
Corporate and other	236	431
Total Company	$6,380	$6,588

(a)Excludes investment in consolidated subsidiaries.

20.    COVID-19 Related Items
During the three months ended September 30, 2022, the Company had no expenses directly related to COVID-19. During the nine months ended September 30, 2022, the Company had $2 million of employee compensation related and other expenses at its corporate operations directly related to COVID-19.

During the three months ended September 30, 2021, the Company had the following (benefits)/expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(21)	$—	$—	$(21)	Vacation ownership interest sales
Recoveries	8	—	—	8	Cost of vacation ownership interests

Employee compensation related and other	1	—	—	1	COVID-19 related costs
Total COVID-19	$(12)	$—	$—	$(12)

During the nine months ended September 30, 2021, the Company had the following (benefits)/expenses directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(47)	$—	$—	$(47)	Vacation ownership interest sales
Recoveries	17	—	—	17	Cost of vacation ownership interests

Employee compensation related and other	2	—	1	3	COVID-19 related costs
Lease related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(29)	$—	$1	$(28)

Allowance for loan losses - Due to the economic downturn resulting from COVID-19 during 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. During 2020, the total impact of this COVID-19 related allowance and subsequent adjustments resulted in a $205 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $48 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income. During the three and nine months ended September 30, 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in increases of $21 million and $47 million to Vacation ownership interest sales and corresponding increases of $8 million and $17 million to Cost of vacation ownership interests. The net positive impact of these adjustments on Adjusted EBITDA was $13 million and $30 million for the three and nine months ended September 30, 2021. Refer to Note 7—Vacation Ownership Contract Receivables for additional details.

Employee compensation related and other - During the nine months ended September 30, 2022, these costs were related to COVID-19 testing and other expenses associated with the Company’s return-to-work program.

During the three and nine months ended September 30, 2021, the Company incurred $1 million and $3 million of employee related costs associated with benefits continuation, inclusive of $2 million of employee retention credits earned in connection with government programs for the nine months ended September 30, 2021.

In connection with COVID-19 related actions taken by the Company, it recorded employee-related liabilities which are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	September 30, 2022
COVID-19 employee-related	$1	$2	$(3)	$—
	$1	$2	$(3)	$—

Lease related - During the nine months ended September 30, 2021, the Company reversed $1 million of expense included in Restructuring on the Condensed Consolidated Statements of Income related to the reimbursement of prepayments that were previously written-off at the Vacation Ownership segment.

21.    Restructuring
2022 Restructuring Plans
During the nine months ended September 30, 2022, the Company incurred $8 million of restructuring charges. These charges are associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of September 30, 2022. The 2022 restructuring liability was reduced by $3 million of cash payments during the nine months ended September 30, 2022. The majority of the remaining liability of $2 million is expected to be paid in 2023 with lease-related payments continuing through 2025.

2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with the Company’s decision to abandon the remaining portion of its administrative offices in New Jersey, and $14 million of lease-related charges due to the renegotiation of an agreement and facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. As of December 31, 2021, this restructuring liability was $22 million which was reduced by $3 million of cash payments during the nine months ended September 30, 2022. The remaining 2020 restructuring liability of $19 million is lease-related and is expected to be paid by the end of 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of					Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	Other		September 30, 2022
Facility-related	$22	$1	$(3)	$—		$20
Personnel-related	—	7	(3)	(3)	(a)	1
	$22	$8	$(6)	$(3)		$21

(a)Represents $3 million of accelerated stock-based compensation expense for the nine months ended September 30, 2022, included in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022 and December 31, 2021, the Cendant separation and related liabilities were $15 million and $13 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

In accordance with the agreements governing the relationship between Travel + Leisure Co. and Wyndham Hotels, Travel + Leisure Co. assumed two-thirds and Wyndham Hotels assumed one-third of certain contingent corporate liabilities of the Company incurred prior to the Spin-off, including liabilities of the Company related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. Likewise, Travel + Leisure Co. is entitled to receive two-thirds and Wyndham Hotels is entitled to receive one-third of the proceeds from certain contingent corporate assets of the Company arising prior to the Spin-off.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2022. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at September 30, 2022. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £35 million ($39 million USD) at September 30, 2022. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

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

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2022, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of £35 million ($44 million USD) related to the sale of the European vacation rentals business. During the fourth quarter of 2021, the Company entered into a settlement agreement which received regulatory approval during the third quarter of 2022 to settle these post-closing adjustment claims for £5 million ($6 million USD); one-third of which was the responsibility of Wyndham Hotels. During the third quarter of 2022, the Company made this settlement payment which was included within Net cash used in investing activities from discontinued operations on the Condensed Consolidated Statements of Cash Flows, and received $2 million from Wyndham Hotels for their one-third portion which was included within Net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. This matter is now resolved and no further payments are required.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2022.

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

The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the nine months ended September 30, 2022 and 2021.

24.    Subsequent Event
Sierra Timeshare 2022-3 Receivables Funding LLC
On October 20, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-3 Receivables Funding LLC, with an initial principal amount of $250 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.91%. The advance rate for this transaction was 87.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” “intends,” and other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions, inflation and potential recessionary impacts, unemployment rates, consumer sentiment, terrorism or acts of gun violence, political strife, war, including hostilities in Ukraine, pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; rising interest rates and our ability to access capital markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to the scope, impact and duration of the novel coronavirus global pandemic (“COVID-19”), including resurgences, the pace of recovery, distribution and adoption of vaccines and treatments, and actions in response to the evolving pandemic by governments, businesses and individuals; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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
•Travel and Membership — operates a variety of travel businesses, including three vacation exchange brands, a home exchange network, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Panorama and Travel + Leisure Group business lines. The following brands operate under the Panorama business line: RCI, Panorama Travel Solutions, Alliance Reservations Network (“ARN”), 7Across, The Registry Collection, and Love Home Swap. The Travel + Leisure Group operates the Travel + Leisure GO travel club.

Impact of Hurricane Ian
At the end of the third quarter of 2022, our business was impacted by the effects of Hurricane Ian. As a result of the storm, certain of our managed vacation ownership resorts in Florida and South Carolina temporarily suspended operations around the time of the storm. Certain RCI affiliate locations incurred more severe damage causing units to be placed out of service and the suspension of bookings and arrivals until 2023. We expect this loss of supply to impact Travel and Membership results in the fourth quarter of 2022.

Inflation Reduction Act
On August 16, 2022 the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with more than $1.0 billion of average adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes will become effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We would be subject to the 1% excise tax to the extent of future share repurchases. We are still evaluating the impact of the other provisions on our business.

Impact of COVID-19
The results of operations for the nine months ended September 30, 2022 include impacts related to COVID-19, which are significantly lower than the impacts we experienced in the earlier stages of the pandemic. During 2021, we adjusted the COVID-19 related allowance for loan losses resulting in revenue increases of $21 million and $47 million for the three and nine months ended September 30, 2021, and net positive impacts to Adjusted EBITDA of $13 million and $30 million. These impacts were offset in part by $1 million and $2 million of COVID-19 expenses for the three and nine months ended September 30, 2021. See Note 20—COVID-19 Related Items to the Condensed Consolidated Financial Statements for additional details on the impact COVID-19 had on our business.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Meredith Corporation for $100 million, of which $55 million was paid during 2021 and $20 million paid during the second quarter of 2022. The remaining payments will be completed by June 2024. This acquisition included Travel + Leisure branded travel clubs and members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Meredith Corporation will continue to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and trades on the New York Stock Exchange under the ticker symbol TNL.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2022 and 2021. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2022	2021	% Change (i)
Vacation Ownership
Gross VOI sales (in millions) (a) (j)	$555	$440	26.0
Tours (in 000s) (b)	158	129	22.5
Volume Per Guest (“VPG”) (c)	$3,393	$3,233	5.0
Travel and Membership (d)
Transactions (in 000s) (e) (f)
Exchange	250	231	8.3
Travel Club	189	172	9.4
Total transactions	439	403	8.8
Revenue per transaction(f) (g)
Exchange	$334	$344	(2.9)
Travel Club	$239	$248	(3.6)
Total revenue per transaction	$293	$303	(3.2)
Average number of exchange members (in 000s) (h)	3,501	3,895	(10.1)

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
(e)Represents the number of exchanges and travel club bookings recognized as revenue during the period, net of cancellations. In 2022, the Travel and Membership segment determined that the presentation of this performance measure for Travel Club would be more reflective of how members use the club if it included add-on vacation travel bookings, such as car rentals. This update is reflected in all periods presented.
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
(i)Percentage change may not calculate due to rounding.
(j)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2022 and 2021 (in millions):

	2022	2021
Vacation ownership interest sales, net	$403	$344
Loan loss provision	91	49
Gross VOI sales, net of Fee-for-Service sales	494	393
Fee-for-Service sales (1)	61	47
Gross VOI sales	$555	$440

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $36 million and $28 million Fee-for-Service commission revenues for the three months ended September 30, 2022 and 2021. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2022	2021	Favorable/(Unfavorable)
Net revenues	$937	$839	$98
Expenses	748	653	(95)
Operating income	189	186	3
Interest expense	48	47	(1)
Interest (income)	(2)	(1)	1
Other (income), net	(19)	—	19
Income before income taxes	162	140	22
Provision for income taxes	46	39	(7)
Net income attributable to Travel + Leisure Co. shareholders	$116	$101	$15

During the three months ended September 30, 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of improvements in net new defaults, we reduced this allowance resulting in a $21 million increase in revenues with a corresponding $8 million increase in Cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of this COVID-19 related allowance release on Adjusted EBITDA was $13 million for the three months ended September 30, 2021.

Net revenues increased $98 million for the three months ended September 30, 2022, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $4 million (0.5%). Excluding the impacts of foreign currency and the prior period COVID-19 related allowance release discussed above, the remaining revenue increase of $123 million was primarily the result of:
•$112 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; and
•$11 million of increased revenues at our Travel and Membership segment driven by higher transaction and subscription revenues.

Expenses increased $95 million for the three months ended September 30, 2022, compared with the same period last year. This increase was favorably impacted by foreign currency of $4 million (0.6%). Excluding the impacts of foreign currency and the prior period adjustments to Cost of vacation ownership interest related to the COVID-19 related allowance release discussed above, the remaining $107 million increase in expenses was primarily the result of:
•$29 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$25 million increase in marketing costs in support of increased revenue;
•$10 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$10 million increase in maintenance fees on unsold inventory;
•$9 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$8 million increase in sales and commission expenses as a result of higher Fee-for-Service VOI sales;
•$5 million increase in cost of sales at the Travel and Membership segment in support of higher Travel Club transaction revenue;
•$4 million increase in the cost of VOIs sold primarily due to higher gross VOI sales; and
•$3 million increase in other operating costs at the Travel and Membership segment driven by the increase in staffing to support the new travel club launches.

Other income, net of other expense increased by $19 million for the three months ended September 30, 2022, compared with the same period last year, primarily due to a $10 million reduction of contingent consideration associated with a business acquisition.

Our effective tax rates were 28.5% and 27.9% during the three months ended September 30, 2022 and 2021. The effective tax rate for the three months ended September 30, 2022 was impacted by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation. The effective tax rate for the three months ended September 30, 2021 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $15 million for the three months ended September 30, 2022 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2022	2021
Vacation Ownership	$754	$665
Travel and Membership	183	175
Total reportable segments	937	840
Corporate and other (a)	—	(1)
Total Company	$937	$839

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$116	$101
Provision for income taxes	46	39
Depreciation and amortization	30	31
Interest expense	48	47
Interest (income)	(2)	(1)
Stock-based compensation	10	8
COVID-19 related costs (b)	—	1
Legacy items	(1)	2
Gain on equity investment	(3)	—
Fair value change in contingent consideration	(10)	—
Adjusted EBITDA	$234	$228

	Three Months Ended
	September 30,
Adjusted EBITDA	2022	2021
Vacation Ownership	$188	$181
Travel and Membership	65	64
Total reportable segments	253	245
Corporate and other (a)	(19)	(17)
Total Company	$234	$228

(a)Includes the elimination of transactions between segments.
(b)Includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits during the three months ended September 30, 2021.

Vacation Ownership
Net revenues increased $89 million and Adjusted EBITDA increased $7 million during the three months ended September 30, 2022, compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.3%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $1 million (0.6%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$102 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours associated with the ongoing recovery of our operations from the impact of COVID-19 and higher VPG;
•$15 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$9 million increase in commission revenues due to the mix of VOI Fee-for-Service sales; and
•$6 million increase in other revenues due to higher VOI travel package and incentive revenue.
These increases were partially offset by a $43 million increase in our provision for loan losses primarily due to higher gross VOI sales, a higher percentage of sales financed, and the absence of the prior period partial release of the COVID-19 related allowance. The increase in percentage of sales financed is in line with our strategic decision to grow our portfolio in pursuit of higher consumer financing revenue in exchange for the incremental increase in the provision for loan losses associated with incremental VOCR originations.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$29 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$23 million increase in marketing costs in support of increased revenue;
•$10 million increase in maintenance fees on unsold inventory;
•$9 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$8 million increase in general and administration expenses primarily due to higher employee-related costs; and
•$8 million increase in sales and commission expenses as a result of higher Fee-for-Service VOI sales.
These increased expenses were partially offset by a $4 million decrease in cost of VOIs sold primarily due to the absence of the prior year $8 million reduction in estimated recoveries related to the release of the COVID-19 related allowance; partially offset by higher gross VOI sales in the current year.

Travel and Membership
Net revenues increased $8 million and Adjusted EBITDA increased $1 million during the three months ended September 30, 2022, compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $3 million (1.7%) and the Adjusted EBITDA increase was favorably impacted by foreign currency of $1 million (1.6%).

The increase in net revenues excluding the impact of foreign currency was primarily driven by:
•$8 million increase in transaction revenue due to higher transactions; and
•$5 million increase in subscription revenue, primarily due to the lessening impact of coupons issued during COVID-19. This increase was achieved despite a lower average exchange member count as result of industry consolidation and lower renewals.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by:
•$5 million increase in operating costs, driven by the increase in staffing and marketing costs to support the new travel club launches; and
•$5 million increase in cost of sales due to higher revenue.

Corporate and other
Corporate and other Adjusted EBITDA decreased $2 million for the three months ended September 30, 2022 compared to 2021, primarily due to higher employee-related costs and legal fees.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2022	2021	Favorable/(Unfavorable)
Net revenues	$2,668	$2,264	$404
Expenses	2,177	1,841	(336)
Operating income	491	423	68
Interest expense	143	147	4
Interest (income)	(3)	(1)	2
Other (income), net	(16)	(2)	14
Income before income taxes	367	279	88
Provision for income taxes	101	76	(25)
Net income from continuing operations	266	203	63
Loss on disposal of discontinued business, net of income taxes	—	(2)	2
Net income attributable to Travel + Leisure Co. shareholders	$266	$201	$65

During the nine months ended September 30, 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of improvements in net new defaults, we reduced this allowance resulting in a $47 million increase in revenues with a corresponding $17 million increase in Cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $30 million for the nine months ended September 30, 2021.

Net revenues increased $404 million for the nine months ended September 30, 2022 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $11 million (0.5%). Excluding the impacts of foreign currency and the COVID-19 related allowance release discussed above, the remaining revenue increase of $462 million was primarily the result of:
•$429 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales, property management revenues, and commission revenues as a result of the ongoing recovery of our operations from the impact of COVID-19; and
•$33 million of increased revenues at our Travel and Membership segment driven by higher transaction and subscription revenues primarily due to growth in our travel clubs.

Expenses increased $336 million for the nine months ended September 30, 2022 compared with the same period last year. This increase was favorably impacted by foreign currency of $9 million (0.5%). Excluding the impacts of foreign currency and the prior period adjustments to Cost of vacation ownership interest related to the COVID-19 allowance release discussed above, the remaining $362 million increase in expenses was primarily the result of:
•$100 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$77 million increase in marketing costs in support of increased revenue;
•$48 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$38 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$34 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$31 million increase in maintenance fees on unsold inventory;
•$19 million increase in cost of sales at the Travel and Membership segment in support of higher Travel Club transaction revenue;
•$12 million increase in sales and commission expenses as a result of higher Fee-for-Service VOI sales;
•$9 million increase in restructuring charges driven by the elimination of certain positions which were made redundant based upon changes to the organizational structure; and
•$6 million increase in other operating costs at the Travel and Membership segment in support of the new travel club launches.
These increases were partially offset by a $9 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Interest expense decreased $4 million for the nine months ended September 30, 2022 compared with the same period last year primarily due to a lower average debt balance on the revolving credit facility.

Other income, net of other expense increased by $14 million for the nine months ended September 30, 2022, compared with the same period last year, primarily due to a $10 million reduction of contingent consideration associated with a business acquisition.

Our effective tax rates were 27.6% and 27.2% for the nine months ended September 30, 2022 and 2021. The effective tax rate for the nine months ended September 30, 2022 was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities, partially offset by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation. The effective tax rate for the nine months ended September 30, 2021 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of changes in certain state and foreign tax rates partially offset by excess tax benefits from stock-based compensation.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $65 million for the nine months ended September 30, 2022 as compared to the same period last year.

Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2022	2021
Vacation Ownership	$2,098	$1,722
Travel and Membership	572	544
Total reportable segments	2,670	2,266
Corporate and other (a)	(2)	(2)
Total Company	$2,668	$2,264

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$266	$201
Loss on disposal of discontinued business, net of income taxes	—	2
Provision for income taxes	101	76
Depreciation and amortization	91	93
Interest expense	143	147
Interest (income)	(3)	(1)
Stock-based compensation	31	24
Restructuring (b)	8	(1)
Loss on equity investment	5	—
COVID-19 related costs (c)	2	3
Legacy items	1	6
Asset recoveries, net (d)	(1)	—
Fair value change in contingent consideration	(10)	—
Adjusted EBITDA	$634	$550

	Nine Months Ended
	September 30,
Adjusted EBITDA	2022	2021
Vacation Ownership	$480	$386
Travel and Membership	211	209
Total reportable segments	691	595
Corporate and other (a)	(57)	(45)
Total Company	$634	$550

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the nine months ended September 30, 2022 associated with the 2022 restructuring.
(c)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.
(d)Includes $1 million of inventory impairments for the nine months ended September 30, 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Vacation Ownership
Net revenues increased $376 million and Adjusted EBITDA increased $94 million during the nine months ended September 30, 2022 compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $6 million (0.3%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $3 million (0.8%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$389 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours and higher VPG associated with the ongoing recovery of our operations from the impact of COVID-19;
•$64 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$19 million increase in commission revenues due to the mix of VOI Fee-for-Service sales; and
•$9 million increase in other revenues due to higher VOI travel package and incentive revenue.
These increases were partially offset by a $96 million increase in our provision for loan losses primarily due to higher gross VOI sales, a higher percentage of sales financed, and the absence of the prior year partial release of the COVID-19 related allowance. The increase in percentage of sales financed is in line with our strategic decision to grow our portfolio in pursuit of higher consumer financing revenue in exchange for the incremental increase in the provision for loan losses associated with incremental VOCR originations.

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$100 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$71 million increase in marketing costs in support of increased revenue;
•$48 million increase in property management expenses due to higher reimbursable resort operating costs and expenses in support of higher management fees;
•$31 million increase in maintenance fees on unsold inventory;
•$21 million increase in the cost of VOIs sold primarily due to higher gross VOI sales partially offset by the absence of the $17 million reduction in estimated recoveries related to the release of the COVID-19 related allowance in the prior year;
•$16 million increase in general and administrative expenses primarily due to higher employee-related costs; and
•$12 million increase in sales and commission expenses as a result of higher Fee-for-Service VOI sales.
These increased expenses were partially offset by a $9 million decrease in consumer financing interest expense primarily due to a lower average non-recourse debt balance.

Travel and Membership
Net revenues increased $28 million and Adjusted EBITDA increased $2 million during the nine months ended September 30, 2022 compared with the same period of 2021. The net revenue increase was unfavorably impacted by foreign currency of $5 million (0.9%) and Adjusted EBITDA was favorably impacted by foreign currency of $1 million (0.5%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$24 million increase in transaction revenue primarily due to higher Travel Club transactions; and
•$11 million increase in subscription revenue primarily due to the lessening impact of coupons issued during COVID-19. This increase was achieved despite a lower average exchange member count as result of industry consolidation and lower renewals.

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$19 million increase in cost of sales primarily due to increased Travel Club transaction revenue; and
•$12 million increase in marketing and other costs, primarily in support of the new travel club launches.

Corporate and other
Corporate Adjusted EBITDA decreased $12 million for the nine months ended September 30, 2022 compared to 2021, primarily due to higher employee-related costs and legal fees.

RESTRUCTURING PLANS
During the nine months ended September 30, 2022, we incurred $8 million of restructuring charges. These charges are associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel costs at the Travel and Membership segment (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. We do not expect to incur any further material charges for this initiative. This restructuring liability was reduced by $3 million of cash payments during the nine months ended September 30, 2022. The majority of the remaining 2022 restructuring liability of $2 million is expected to be paid in 2023 with lease-related payments continuing through 2025.

During 2020, we recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with our decision to abandon the remaining portion of the administrative offices in New Jersey, and $14 million of lease-related charges due to the renegotiation of an agreement and facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. As of December 31, 2021, this restructuring liability was $22 million which was reduced by $3 million of cash payments during the nine months ended September 30, 2022. The remaining 2020 restructuring liability of $19 million is lease-related and is expected to be paid by the end of 2029.

FINANCIAL CONDITION

(In millions)	September 30, 2022	December 31, 2021	Change
Total assets	$6,380	$6,588	$(208)
Total liabilities	$7,283	$7,382	$(99)
Total (deficit)	$(903)	$(794)	$(109)

Total assets decreased by $208 million from December 31, 2021 to September 30, 2022, primarily due to:
•$200 million decrease in Cash and cash equivalents due to share repurchases, dividend payments, net repayments of non-recourse debt, property and equipment additions, and payments associated with the acquisition of the Travel + Leisure brand, partially offset by net cash provided by operating activities;
•$70 million decrease in Inventory driven by VOI sales and the net transfer of completed unregistered VOI inventory to property and equipment, partially offset by purchases of completed inventory and inventory recoveries;
•$21 million decrease in Prepaid expenses driven by amortization of annual payments for developer maintenance fees; and
•$38 million decrease in Other assets driven by amortization of right-of-use operating lease assets and the sale of our equity investment in Vacasa LLC.
These decreases were partially offset by:
•$36 million increase in Trade receivables, net driven by increased Fee-for-Service and VOI trial package receivables;
•$49 million increase in Vacation ownership contract receivables, net, driven by VOI originations, partially offset by principal collections and allowance for loan losses; and a
•$47 million increase in Property and equipment, net, driven by the transfer of completed VOI inventory to property and equipment and capital additions, partially offset by depreciation.

Total liabilities decreased by $99 million from December 31, 2021 to September 30, 2022, primarily due to:
•$87 million decrease in Accrued expenses and other liabilities driven by a decrease of income taxes payable, right-of-use operating lease liability payments, payments associated with the acquisition of the Travel + Leisure brand, and a reduction in contingent consideration associated with a business acquisition; and
•$52 million decrease in Non-recourse vacation ownership debt primarily due to net repayments.
These decreases were partially offset by:
•$11 million increase in Deferred income driven by an increase in deferred VOI incentive revenues;
•$12 million increase in Debt due to borrowings on the revolving credit facility; and a
•$13 million increase in Deferred income taxes primarily driven by installment sales.

Total deficit increased $109 million from December 31, 2021 to September 30, 2022, primarily due to $243 million of share repurchases; $104 million of dividends; and $64 million of unfavorable currency translation adjustments driven by fluctuations in the exchange rates, primarily the British pound sterling, Australian dollar, Danish krone, and the Euro; partially offset by $266 million of Net income attributable to Travel + Leisure Co. shareholders and a $35 million increase in additional paid-in capital, primarily due to stock-based compensation.

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

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility was renewed during 2021, extending the commitment period to October 2026. As of September 30, 2022, we had $988 million of available capacity on our revolving credit facility, net of letters of credit.

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

As a precautionary measure during 2020, we amended the credit agreement governing the revolving credit facility and term loan B (“First Amendment”). The First Amendment provided flexibility during a relief period spanning from July 15, 2020 through April 1, 2022, or upon our earlier termination (“Relief Period”). Among other changes, the First Amendment established Relief Period restrictions regarding share repurchases, dividends, and acquisitions. During 2021 we entered into the second amendment governing our revolving credit facility and term loan B (“Second Amendment”) which resulted in the termination of the aforementioned Relief Period restrictions and extended the commitment period for the revolving credit facility from May 2023 to October 2026. The Second Amendment stipulates a first lien leverage ratio financial covenant not to exceed 4.75 to 1.0 which commenced with the December 31, 2021 period and extended through June 30, 2022, after which time it returned to 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19. Additionally, the Second Amendment reestablished the annual interest rate pricing schedule in existence prior to COVID-19, which is equal to, at our option, either a base rate plus a margin ranging from 0.75% to 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.75% to 2.25%, in either case based upon our first lien leverage ratio. The Second Amendment also includes customary LIBOR replacement language providing for alternative interest rate options upon the cessation of LIBOR publication.

As of September 30, 2022, our interest coverage ratio was 4.72 to 1.0 and our first lien leverage ratio was 3.72 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2022, we were in compliance with the financial covenants described above.

As a result of our first lien leverage ratio decreasing below 3.75 to 1.0 as of June 30, 2022, the interest rate on revolver borrowings and fees associated with letters of credit decreased 25 basis points in the third quarter of 2022, and will remain at this level for the fourth quarter of 2022 given our first lien leverage ratio of 3.72 to 1.0 as of September 30, 2022. The interest rate on revolver borrowings and fees associated with letters of credit are subject to future decreases or increases based on the first lien leverage ratio.

Secured Notes and Term Loan B
We generally utilize borrowing under our secured notes to meet our long-term financing needs. As of September 30, 2022, we had $3.37 billion of outstanding borrowings under our secured notes and Term Loan B, with maturities ranging from 2023 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its vacation ownership contract receivables (“VOCRs”) through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022. We plan to continue using these sources to finance certain VOCRs. On March 4, 2022 we renewed our USD bank conduit facility, extending its term through July 2024. This renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through April 2023, amounting to a combined capacity of $787 million ($416 million available as of September 30, 2022) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $275 million during both the first and third quarters of 2022 and $850 million during the full year 2021. Subsequent to the end of the third quarter of 2022, we closed on an additional securitization financing of $250 million. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2022, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

	10/1/22 - 9/30/23	10/1/23 - 9/30/24	10/1/24 - 9/30/25	10/1/25 - 9/30/26	10/1/26 - 9/30/27	Thereafter	Total
Debt	$407	$306	$282	$991	$417	$988	$3,391
Non-recourse debt (a)	275	199	421	195	201	591	1,882
Interest on debt (b)	242	217	192	136	81	113	981
Purchase commitments (c)	161	144	126	125	85	150	791
Operating leases	31	29	25	15	12	24	136
Inventory sold subject to conditional repurchase (d)	30	—	—	—	—	—	30
Total (e)	$1,146	$895	$1,046	$1,462	$796	$1,866	$7,211

(a)Represents debt that is securitized through bankruptcy-remote special purpose entities the creditors of which have no recourse to us for principal and interest.
(b)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(c)Includes (i) $629 million for marketing-related activities; (ii) $89 million for information technology activities; and (iii) $5 million relating to the development of vacation ownership properties.
(d)Represents obligations to repurchase completed vacation ownership properties from third-party developers (See Note 8—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $6 million was included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $421 million outstanding as of September 30, 2022. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the nine months ended September 30, 2022 and 2021 (in millions):

Cash provided by/(used in)	2022	2021	Change
Operating activities:	$267	$435	$(168)
Investing activities:
Continuing operations	(28)	(77)	49
Discontinued operations	(6)	—	(6)
Financing activities:	(414)	(1,195)	781
Effects of changes in exchange rates on cash and cash equivalents	(11)	(6)	(5)
Net change in cash, cash equivalents and restricted cash	$(192)	$(843)	$651

Operating Activities
Net cash provided by operating activities was $267 million for the nine months ended September 30, 2022, compared to $435 million in the prior year. This $168 million decrease was driven by a $376 million increase in cash utilized for working capital, partially offset by a $145 million increase in non-cash add-back items primarily due to a higher provision for loan losses and deferred income taxes, and a $65 million increase in net income.

Investing Activities
Net cash used in investing activities from continuing operations decreased $49 million during the nine months ended September 30, 2022. This decrease is primarily due to $35 million of cash payments for the acquisition of the Travel + Leisure brand in the prior year, and $8 million of proceeds from the sale of investments in the current year.

Net cash used in investing activities from discontinued operations was $6 million for the nine months ended September 30, 2022 related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities decreased $781 million during the nine months ended September 30, 2022. This decrease was primarily due to $803 million of net repayments on debt and notes in the prior year compared to $5 million of net proceeds from debt in the current year and $234 million of lower net repayments on non-recourse debt in the current year; partially offset by $240 million of share repurchases the current year.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger, acquisition, and other strategic transaction activities. As part of this growth strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors.

During the nine months ended September 30, 2022, we spent $133 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. During 2022, we anticipate spending between $150 million and $170 million on vacation ownership development projects. The average inventory spend on vacation ownership development projects for the four-year period 2023 through 2026 is expected to be between $130 million and $160 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2022, we spent $36 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2022, we anticipate spending between $55 million and $60 million on capital expenditures.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of September 30, 2022, the Board of Directors had increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. We had $585 million of remaining availability in our program as of September 30, 2022.

Under our current share repurchase program, we repurchased 5.3 million shares at an average price of $46.02 for a cost of $243 million during the nine months ended September 30, 2022. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.40 per share during the first, second, and third quarters of 2022 and $0.30 per share during the first, second, and third quarters of 2021. The aggregate dividends paid to shareholders were $103 million and $79 million during the nine months ended September 30, 2022 and 2021. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2022 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and $1 million increase or decrease in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2022, was $371 million in non-recourse debt and $299 million in corporate debt. A 100 basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2022, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2022	711,240	$41.83	711,240	$670,387,896
August 2022	853,442	$44.78	853,442	$632,167,459
September 2022 (a)	1,189,984	$39.55	1,189,984	$585,104,976
Total (a)	2,754,666	$41.76	2,754,666	$585,104,976
(a) Includes 119,328 shares purchased for which the trade date occurred in September 2022 while settlement occurred in October 2022.

On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. As of September 30, 2022, the Board of Directors had increased the capacity of the Share Repurchase Program nine times, most recently in April 2022, by $500 million, bringing the total authorization under the current program to $6.5 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” for further information on the Share Repurchase Program.

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

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
10.1*†	Letter Agreement dated as of September 13, 2022, by and between Travel + Leisure Co. and Thomas Michael Duncan
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: October 27, 2022	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 27, 2022	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer