Form 10-K
period 2022-12-31
Travel & Leisure Co.
filed 2023-02-22
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, was $3,190,348,947. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2023, the registrant had outstanding 77,559,352 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2023 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:
Adjusted EBITDA    A non-GAAP measure, defined by the Company as Net income/(loss) from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses.
AOCL    Accumulated Other Comprehensive Loss
ARN    Alliance Reservations Network
AUD    Australian Dollar
Awaze    Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
CARES    Coronavirus Aid, Relief, and Economic Security Act, which was established to provide emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally support the U.S. economy. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.
Company    Travel + Leisure Co. and its subsidiaries
COVID-19    Novel coronavirus global pandemic
Distribution    Pro rata distribution of Wyndham Hotels & Resorts, Inc. stock to Wyndham Worldwide Corporation’s shareholders.
ESG    Environmental, Social, and Governance
EPS    Earnings/(loss) Per Share
Fee-for-Service sales    Sales of VOIs through the Company’s Fee-for-Service programs where inventory is sold through its sales and marketing channels for a commission.
GAAP    Generally Accepted Accounting Principles in the United States
LIBOR    London Interbank Offered Rate
Moody’s    Moody’s Investors Service, Inc.
NQ    Non-Qualified stock options
NYSE    New York Stock Exchange
NZD    New Zealand Dollar
PSU    Performance-vested restricted Stock Units
RSU    Restricted Stock Unit
S&P    Standard & Poor’s Rating Services
SEC    Securities and Exchange Commission
Second Amendment     The renewal of the Company’s credit agreement governing its revolving credit facility and term loan B entered on October 22, 2021.
SOFR    Secured Overnight Financing Rate
SPE    Special Purpose Entity
Spin-off    Spin-off of Wyndham Hotels & Resorts, Inc.
Third Amendment    The third amendment of the Company’s credit agreement governing its revolving credit facility and term loan B facilities, entered on December 14, 2022, which provided for an incremental term loan B borrowing.
Travel + Leisure Co.    Travel + Leisure Co. and its subsidiaries
Vacasa    Vacasa LLC
VIE    Variable Interest Entity
VOCR    Vacation Ownership Contract Receivable
VOI     Vacation Ownership Interest
VPG    Volume Per Guest
Wyndham Hotels    Wyndham Hotels & Resorts, Inc.
Wyndham Worldwide    Wyndham Worldwide Corporation

PART I
Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to potential resurgences of the novel coronavirus global pandemic (“COVID-19”) and its impacts; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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

ITEM 1.     BUSINESS
Company Overview
Travel + Leisure Co. is the world’s leading membership and leisure travel company. We provide vacation experiences and travel inspiration to millions of owners, members, and subscribers through our products and services. Travel + Leisure Co. has the following business segments:

•Wyndham Destinations is the world’s largest vacation ownership company with 816,000 owners and more than 245 vacation club resort locations.
•Travel and Membership includes our Exchange and Travel Club business lines. RCI, which is the world’s largest exchange company, has 3.5 million members and more than 4,100 affiliated resorts in its network. Our Travel Club business line includes: our RCI travel club, which seeks to capture greater share of our members non-exchange travel budgets; our B2B travel clubs, which offer white-label solutions to associations, organizations, and other closed user groups; and Travel + Leisure GO, which provides a travel club offering direct to consumers.

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

On January 5, 2021, we acquired the Travel + Leisure brand and all related assets from Dotdash Meredith (formerly Meredith Corporation). The acquisition created a strategic alliance between Travel + Leisure Co. and Dotdash Meredith, with Dotdash Meredith continuing to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and trades on the NYSE under the ticker symbol TNL. See Note 5—Acquisitions to the Consolidated Financial Statements for more information.

Business Strategy
We are focused on leisure travel and our mission is to “Put the World on Vacation.” Travel + Leisure Co. has been a leader in the travel membership business for over 50 years. Our strategy is to accelerate the growth of our global businesses by broadening the strength of our cornerstone timeshare and exchange businesses and creating depth of leisure travel products and services through growth of our travel clubs.

BUSINESS DESCRIPTIONS
We report results of operations for the following reportable segments, which are described in more detail below:
•Vacation Ownership, comprised of Wyndham Destinations.
•Travel and Membership, comprised of Exchange and Travel Club.

Our business segments generate diversified revenue streams and significant cash flow. In 2022, we generated 42% of our revenues from the sale of vacation ownership interests, and 45% of our revenues from our fee-for-service businesses.

Our businesses have both domestic and international operations. During 2022, we derived 89% of our revenues in the United States (“U.S.”) and 11% internationally. For further details on our segment revenues, profits, assets and geographical operations, see Note 23—Segment Information to the Consolidated Financial Statements.

VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of fully-furnished vacation accommodations. Typically, the consumer purchases either a title to a fraction of a unit through a points-based system or a right to use a property for a specific period of time through a weekly interval system. This is referred to as a vacation ownership interest (“VOI”). Under a points-based system, owners often have advance reservation rights for a particular destination and are free to redeem their points for various unit types and/or locations. In addition, points-owners can vary the length and frequency of product utilization.

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

After the initial purchase, most vacation ownership programs require the owner to pay an annual maintenance fee. This fee represents the owner’s allocable share of the costs and expenses of operating and maintaining the vacation ownership property and providing program services. This fee typically covers expenses such as housekeeping, landscaping, taxes, insurance, resort labor, a management fee payable to the management company, and an assessment to fund a reserve account used to renovate, refurbish and replace furnishings, appliances, and common areas and other assets, such as structural elements and equipment, as needed over time.

Based on published industry data, owners express the following primary reasons for buying and continuing to own their timeshare:
•saving money on future vacation costs;
•location of resorts;
•overall flexibility to use different locations, unit types, and times of year;
•certainty of vacations; and
•certainty of quality accommodations.

Vacation Ownership Overview
Our Vacation Ownership reportable segment is comprised of our Wyndham Destinations branded business line, which is the world’s largest vacation ownership business based on number of resorts and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the VOI sales, and provide property management services to property owners’ associations. As of December 31, 2022, we had more than 245 vacation ownership resorts in the U.S., Canada, Mexico, Caribbean, and Asia Pacific that represent over 26,800 individual vacation ownership units and 816,000 owners of VOIs. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs.

Strategies
Our goal is to strengthen our leadership position in the vacation ownership industry and generate consistent and long-term value for our shareholders. To achieve this goal, we intend to pursue the following strategies:

Optimize the revenue potential of our existing owner base as well as enhance our upgrade pipeline through the addition of new owners. We have strong embedded revenue potential through our existing owner base: owners tend to upgrade as vacation needs evolve. We earn interest revenue on our portfolio as well as club and resort management fees. We also seek to enhance our future upgrade pipeline through sales to new owners. On average, new owners double their initial VOI purchase within six years, resulting in predictable, high-margin future revenue streams.

Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchiser by number of hotels with approximately 9,100 affiliated hotels located in over 95 countries. The Wyndham loyalty program, Wyndham Rewards, has approximately 99 million enrolled members, many of whom fit our target new-customer demographic, providing us with a substantial customer sourcing opportunity to drive future VOI sales. We plan to increase this sales channel with initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. Volume per guest on these affinity marketing tours is generally higher than other tours, helping to increase margins on new owner sales.

Add leisure or hospitality brands to our existing portfolio. The addition of brands will help us expand in existing markets or extend into new markets. New brands will also help with lead generation for new owner tours.

Maintain a capital-efficient inventory sourcing strategy to produce attractive returns and cash flow. We have a diverse inventory sourcing model that allows us to generate VOI sales. These sources include self-developed inventory, Just-in-Time inventory, Fee-for-Service inventory, inventory reclaimed from consumer loan defaults and owners’ associations or owners. Our capital-efficient inventory sourcing strategy has significantly increased return on invested capital since 2010.

Revenues and Operating Statistics
Our Vacation Ownership business derives a majority of its revenues from timeshare sales, with consumer financing and property management fees being the other main sources of revenue.

Performance in our vacation ownership business is measured by the following key operating statistics:
•Gross vacation ownership interest sales — Sales of VOIs, including sales under our Fee-for-Service program, before the effect of loan loss provisions.
•Tours — Number of tours taken by guests in our efforts to sell VOIs.
•Volume per guest (“VPG”) — Gross VOI sales (excluding telesales and virtual sales) divided by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel.

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as offsite sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. Additionally, we operate telesales and virtual sales programs designed to reach and solicit upgrade sales to existing owners we were not able to market to during their vacations. In total VOI upgrade sales represented 70% and 72% of our net VOI sales in 2022 and 2021.

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

Consumer Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. Domestically, we fund and service loans through our wholly-owned consumer financing subsidiary, Wyndham Consumer Finance. Wyndham Consumer Finance performs loan financing, servicing, and related administrative functions, including customer service, billing, and collection activities.

We typically perform a credit investigation or other inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. Our weighted average FICO score on new originations was 736 for both 2022 and 2021.

We typically require a minimum down payment of 10% of the purchase price on all VOI sales and offer consumer financing for the remaining balance for up to 10 years. These loans are structured with equal monthly installments that fully amortize the principal by the final due date. While the minimum down payment is typically 10%, our average down payment on financed VOI sales was 19% and 24% for 2022 and 2021. The decrease in the average down payment is attributable to our efforts to increase the percentage of the VOI sale amount financed by owners in order to accelerate the growth of consumer financing revenue.

During 2022, we generated $1.14 billion of receivables on $1.79 billion of gross VOI sales, net of Fee-for-Service sales, resulting in 64% of our VOI sales being financed. This level of financing is prior to the application of cash received for the full payment of a loan within 60 days of origination. After the application of these early repayments, we financed 56% of VOI sales during 2022.

Similar to many other companies that provide consumer financing, we have historically securitized a majority of the receivables originated in connection with the sale of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility, generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility into term securitization facilities. Wyndham Consumer Finance manages the selection, processing and servicing of loans pledged in our warehouse and term securitization facilities.

We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. As of December 31, 2022, 94% of our loan portfolio was current (not more than 30 days past due).

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

Competition
Our vacation ownership business principally competes with short-term vacation options such as lodging, cruise and home and apartment sharing services, as well as other timeshare developers. The leisure travel industry is large and highly competitive. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new vacation ownership properties, convenience, quality of accommodations, evolving customer travel preferences, service levels, amenities, customer loyalty, and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us in order to better understand our products and services.

The vacation ownership industry has consolidated over the last 20 years leaving multiple well-capitalized branded companies including: Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, and Holiday Inn Club Vacations. As an industry, we largely source potential new owner tours from different marketing channels, but there is overlap when consumers are members of more than one loyalty program and/or travel to more than one resort within a market. We compete for property acquisitions and partnerships with entities that have similar investment objectives. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small, independent vacation ownership companies, to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.

We generally do not face competition in our consumer financing business to finance our VOI sales. We do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.

TRAVEL AND MEMBERSHIP
Travel and Membership Overview
Our Travel and Membership segment is comprised of our Exchange and Travel Club business lines. These businesses are primarily fee-for-service, selling third-party inventory that provides stable revenue streams and produces strong cash flow.

Within Exchange, we operate RCI, the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.5 million paid member families. Annual member retention is high and over the last three years we have retained on average 84% of the exchange memberships through our Exchange networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one- or two-year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

Our vacation exchange business has relationships with more than 4,100 affiliated vacation ownership resorts in 104 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific.

Travel Club offers global discount travel membership clubs to consumers as well as custom travel technology solutions to business-to-business affinity partners including large employers, banks and retailers, trade associations and others via their operations in the U.S., Mexico, Asia, and Europe. Members are acquired through affinity partnerships where the affinity partner would offer a travel club membership to affiliated groups, usually its customers, members and/or employees.

Strategies
Our goal is to grow our cornerstone vacation exchange business, optimize cash flow, and broaden our reach into the leisure travel markets to accelerate overall growth for the segment through our travel clubs. To achieve this goal, we intend to pursue the following strategies:

Expand and enhance our products and services to increase wallet share, propensity, and retention within our member base. Through the addition of more inventory options for exchange and more travel products and services, RCI Travel Club seeks to enhance its core exchange business lines’ growth through greater share of consumers’ travel spend, increased member engagement, and reduced churn.

Expand B2B travel club solutions. We seek to grow our membership beyond the timeshare industry, expanding B2B partnerships across multiple sectors driving incremental transaction revenue and subscriptions. We offer white-label solutions to associations, organizations, and other closed-user groups in order for these groups to offer travel benefits to their communities which increases engagement and loyalty.

Grow our Direct-to-Consumer (“D2C”) travel club leveraging the Travel + Leisure brand and content. We plan to leverage the Travel + Leisure brand, one of the world’s most influential travel brands, to expand our total addressable market and grow our subscription travel club by marketing to Travel + Leisure magazine subscribers and leisure travelers in general.

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
•Transactions — Represents the number of exchanges and travel club bookings recognized as revenue during the period, net of cancellations.
•Revenue per transaction — Represents transaction revenue divided by transactions.

Sales and Marketing, Distribution and Customer Development
In the exchange business, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated vacation ownership developers sign agreements that have an average duration of four years. Our vacation exchange members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We acquire a small percentage of our members directly from online channels.

Travel clubs collaborate with affinity groups outside of the vacation ownership industry. These affinity groups include employee benefit plans, professional associations, and other paid membership groups that are interested in providing travel benefits to their members to enhance customer loyalty, and in many cases, generate incremental fee streams. Travel + Leisure GO develops relationships directly with consumers through quality travel content and by marketing to both Travel + Leisure magazine subscribers and leisure travelers in general. We distribute our products and services through proprietary websites and call centers around the world. Customers are acquired through direct channels, partnerships with affinity groups, and third-party acquisition sources.

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

Through our Travel Club business, we also offer additional travel products such as flights and car rentals.

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

Our Travel Club business competes more broadly with the larger sector of leisure travel options including traditional travel agents, online travel agents, and travel clubs.

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

Oversight and Management
Our human resources organization manages employment-related matters, including recruiting and hiring, onboarding, compensation planning, performance management, and professional development. Our Board of Directors and its committees also provide oversight on certain human capital matters, including diversity and inclusion initiatives. Our Corporate Governance Committee periodically reviews potential trends and impacts of environmental, social, and governance issues that affect human capital matters. Our Compensation Committee is responsible for periodically reviewing certain of our human capital programs, policies and procedures, including management succession planning and development. The Compensation Committee is also responsible for periodically reviewing incentives and risks related to our compensation programs.

Furthermore, our Audit Committee discusses compliance risks related to human capital matters and periodically reviews and updates our Code of Conduct to promote ethical behavior by all of our associates.

As of December 31, 2022, our global team was comprised of over 18,200 associates, more than 3,700 of whom work outside the U.S. Of our global associates 14,000 support Vacation Ownership, 2,300 support Travel and Membership, and 1,900 comprise our corporate group. Less than 1% of our associates are subject to collective bargaining agreements governing their employment with our company.

Employee Development
We seek to attract and retain top talent through our commitment to shared values and competencies, and the development of each associate as an integral contributor to our business and our culture. Our internal pipeline of talent is strengthened by our ability to help associates develop knowledge, skills, and a network of supporters throughout their career. We promote four competencies for all associates: Customer Obsession, Decision Velocity, Transparency, and Empowerment. Associates are encouraged to master these competencies through individual development plans, performance reviews, and training. Examples of our employee development programs and initiatives include:
•Associate Learning and Development: Our proprietary Destination U resource is a comprehensive solution that puts the ownership of each associate’s career development directly into their hands. By fostering growth potential for all associates at Travel + Leisure Co., we enable each individual to clearly understand their role in the context of the larger organization and to access courses designed specifically to further their development.
•Programs focused on career progression include: formal talent reviews, succession planning, associate development programs for all levels, executive coaching, leader onboarding plans, new leader orientation, and tuition and certification reimbursement.

Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent, fuel our business objectives, and reward performance excellence. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 97% of our associates are eligible to participate in a company sponsored retirement plan or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan, which is available to 89% of our associates. This plan allows eligible associates to purchase common shares of Company stock at a 10% discount from the fair market value at the grant date. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.

We believe in performance-based variable compensation programs that support a high-performance environment. All of our managers participate in an annual incentive plan that most closely aligns with their role. Sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. As of December 31, 2022, 43% of our associates participate in a variable pay incentive pay program.

Health & Safety
The health and safety of our associates is of the utmost importance. Travel + Leisure Co. remains responsive to health-related issues, including COVID-19, for the safety and well-being of our associates, guests, and customers. Our plans mirror the relevant direction from the Center for Disease Control (“CDC”) and prevention guidelines for the U.S. and other equivalent government agencies in the regions where we operate globally.

To ensure associates and contractors under our management have a safe working environment, the Corporate Safety and Security team leads our occupational health and safety management system, in compliance with Occupational Safety and Health Administration (“OSHA”) requirements and guidance. The Corporate Safety and Security team works closely with the Business Continuity team on incident management plans and responses. Business Continuity owns a detailed Emergency Preparedness Guide that equips each location with incident response protocols and reporting processes, an emergency response hotline, and outlines the physical requirements for handling situations ranging from natural disasters to criminal activity.

In addition to the health and well-being benefits offered to our associates, we have a variety of safety programs, including Project Opioid. Project Opioid seeks to reduce opioid related deaths by working with leaders within the business community, law enforcement, insurance carriers, healthcare providers, researchers/educators, and faith-based organizations, one community at a time. Project Opioid helps community leaders to build regional coalitions, collect research, and perform high-level advocacy to transform and save lives impacted by the opioid epidemic in their communities. We signed the pledge, donate annually, and sit on the organization’s Board of Directors. We reinforce the importance of health and safety through frequent associate communications channels including weekly safety alerts and newsletters, active engagement on Yammer and Microsoft Teams, business line and global e-newsletters, and ongoing collaboration with other leaders and teams throughout our company.

Visit our website at travelandleisureco.com/esg-commitment for additional information about our health and safety activities and initiatives. Information on our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
We are committed to making a positive impact on our world while delivering stakeholder value through our Environmental, Social, and Governance (“ESG”) strategy, Full Circle. This strategy remains an integral part of our company culture and is reflected in our global business operations. We prioritize protecting the environment and strengthening the communities where we live and operate. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued.

Our Full Circle strategy is recognized through the prestigious honors we have earned, including Fortune magazine’s World’s Most Admired Companies, Newsweek’s list of America’s Most Responsible Companies, the National Veteran-Owned Business Association’s Best Corporations for Veteran’s Business Enterprises, and the Human Rights Campaign’s Best Places to Work for LGBTQ+ Equality award, among others.

Environmental Progress
We are committed to sustainable business practices with a focus on emissions, energy, water, and biodiversity. We closely partner with applicable property owners’ associations that we do not control to drive progress toward our environmental goals. Our environmental goals are to:
•Reduce greenhouse gas (“GHG”) emissions intensity (Scope 1 + Scope 2 - location-based) by 40% by 2025 compared to our 2010 baseline.
•Increase renewable electricity consumption (of our managed resorts) to 20% by 2030 compared to our 2010 baseline.
•Reduce water withdrawal per square foot by 35% at our owned, managed, and leased assets by 2025 compared to our 2010 baseline.
•Plant two million trees through our partnership with the Arbor Day Foundation by 2025.

As of December 31, 2021, we have reduced our Scope 1 + Scope 2 GHG emissions intensity by 39% and continue to increase our renewable energy consumption. This progress has been accomplished through a combination of increased operational efficiency, onsite solar projects, and one offsite solar project. Additionally, as of December 31, 2021 we have reduced our water withdrawal per square foot by 21%, compared to our 2010 baseline. As of December 31, 2022, we have also planted more than 1.8 million trees through our partnership with the Arbor Day Foundation, as part of our innovative approach to increase biodiversity and sequester carbon.

Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.

Climate Change
Climate change is associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, and increased forest fires. We manage properties exposed to areas which are susceptible to adverse effects resulting from these conditions and disasters. Based upon insurable property values as of December 31, 2022, approximately 35% of our managed properties are located in Tier I windstorm exposure areas, approximately 20% are located in areas with a high level of flood risk; and approximately 20% are located in high-risk wildfire-prone states. In addition, based on the water risk assessment we conducted in 2021, we identified 71 managed resorts in high or extremely high-water stressed locations. It is possible that the weather conditions and other natural disasters associated with climate change could increase in frequency and/or severity in the future which could have a material adverse effect on our managed property portfolio, operating costs, and demand for our products and/or services. We are continuously monitoring climate change risks and taking actions to mitigate impacts wherever possible.

Inclusion & Diversity
We understand that a culture of rich inclusion and diversity enhances our performance and fortifies our ability to serve our customers. We strive to cultivate an inclusive environment which enables people to be their authentic selves, and where each associate feels appreciated, respected, and valued as a contributor at every level within the organization.
•Our inclusive talent acquisition strategy focuses on developing a diverse pipeline of candidates that includes applicants from a variety of backgrounds, cultures, and experiences. This includes women, diverse ethnicities, veterans, LGBTQIA+, those with disabilities, generational diversity, and more.
•Our Global Inclusion and Diversity Council (“GIDC”) is comprised of a CEO-led team of diverse senior and executive leaders representing our worldwide operations. The mission of the GIDC is to foster, cultivate, and design actions to strengthen our culture and global communities, through inclusion, equitable opportunities, and social justice.
•We host voluntary, associate-led Diversity Resource Groups (“DRGs”) for our Asian/Pacific Islander, Black/African American, Hispanic/Latinx, LGBTQIA+, Veteran, and Women associates. DRGs foster affiliation with colleagues across the business, and are designed to enable the personal growth, professional development, and retention of diverse talent. Participants have the opportunity to develop their careers through learning, leadership exposure, and business engagement. Our partnerships with inclusive, diverse organizations at national and regional levels provide a platform for our associates to develop leadership skills and gain inclusion and diversity education. Additionally, these forums enable executives to showcase thought leadership at sponsored programs and events.
•Our roadmap to drive progress in inclusion and diversity is guided by our goals of continuing to enhance a diverse talent pipeline to increase diverse representation at the director and above level; ongoing focus on diverse hires at all levels; and maintaining and growing our business relationships with companies that have diverse ownership.

As of December 31, 2022, 53% of our global associates were women, 45% were men, and 2% were not declared. On December 31, 2022, of our global leaders with direct reports 52% were men and 48% were women. The following table provides the global gender distribution by level:

Gender	Below Director	Director and above (a)
Female	54%	39%
Male	44%	60%
Undeclared	2%	1%
(a)Includes our executive officers which are 89% male and 11% female.

Our ethnic representation in the U.S. as of December 31, 2022 was:
•48% White
•23% Hispanic/Latinx
•14% Black/African American
•7% Asian
•3% Two or more races
•2% Native Hawaiian/Other Pacific Islander
•1% Native American/American Indian
•2% Undeclared

The following table provides the U.S. ethnic diversity distribution by level:

	Below Director	Director and above (a)
White	46%	76%
Diverse	52%	23%
Undeclared	2%	1%
(a)Includes our executive officers which are 89% white and 11% ethnically diverse.

Beyond our diverse workforce, we have diverse representation on our Board of Directors, with four of our nine Board members being gender and/or ethnically diverse.

We remain committed to sustaining our reputation as an engaged and responsive organization. Travel + Leisure Co. President & CEO Michael Brown signed the CEO Diversity Action Pledge in partnership with CEO Action for Diversity & Inclusion, joining more than 2,400 global organizations who have pledged to act on supporting a more inclusive workplace for employees, communities, and society at large. Mr. Brown was also among 75 Central Florida leaders to sign the first-ever Orlando

Economic Partnership Regional Corporate Pledge in 2020, committing to improve regional diversity, equity, and inclusion outcomes.

Philanthropy
With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village, Jack and Jill Late Stage Cancer Foundation, as well as our internal Associate Relief Fund. Our decades long partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low-income families in Florida the opportunity to choose the best education for their children. Most recently, we established the Travel + Leisure Charitable Foundation. This foundation will embrace a diverse and inclusive community through a variety of programs, including leadership training, mentoring opportunities, and educational support. Since its formation, the Travel + Leisure Charitable Foundation has partnered with the School Board of Orange County, Florida, to create the Travel + Leisure Eatonville scholarship program, which strives to promote educational excellence within the Eatonville community, the oldest African-American-incorporated municipality in the U.S., by providing scholarships to eligible students.

Governance
For detailed information about our governance practices, see Part III Item 10—Directors, Executive Officers and Corporate Governance.

Visit our website at travelandleisureco.com/esg-commitment for additional information on our social responsibility activities and initiatives, along with our 2021-2022 ESG report. Information on our website, including our 2021-2022 ESG report, is not part of, or incorporated in, this Annual Report on Form 10-K.

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

As of May 31, 2018, when the Spin-off was completed, Travel + Leisure Co. and Wyndham Hotels operated independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.4, 10.59, 10.60, 10.61, and 10.62.

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

Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provided for those transfers of assets and assumptions of liabilities that were necessary in connection with the Spin-off so that Travel + Leisure Co. and Wyndham Hotels allocated the assets necessary to operate their respective businesses and retain or assume the liabilities allocated to them in accordance with the separation plan. The Separation and Distribution Agreement also provided for the settlement or extinguishment of certain liabilities and other obligations among Travel + Leisure Co. and Wyndham Hotels. In particular, the Separation and Distribution Agreement provided that, subject to certain terms and conditions:
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

The amount of each party’s indemnification obligations is subject to reduction by any insurance proceeds received by the party being indemnified. Except in the case of tax assets and liabilities related to the sale of our European vacation rentals business, indemnification with respect to taxes are governed solely by the Tax Matters Agreement.

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

Additionally, the License, Development and Noncompetition Agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict us and Wyndham Hotels from competing with the other party’s business (subject to customary carve-outs) for the first 25 years of the term of the License, Development and Noncompetition Agreement, and we may extend the term of these non-compete obligations for an additional five-year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co., must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. Additionally, if either party engages in a project that has a component that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co., must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. In January 2021, Travel + Leisure Co. and Wyndham Hotels entered into a letter agreement pursuant to which, among other things, Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.

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

Risks Related to Our Business and Our Industry
We may not be able to achieve the objectives of our acquisition of the Travel + Leisure brand or achieve the future prospects and strategic plans for Travel + Leisure Co.
In 2021, we acquired the Travel + Leisure brand and all related assets from Dotdash Meredith and we also changed our name to Travel + Leisure Co. The expected results of the transaction and the future prospects for and plans of our company more broadly, including our strategies to accelerate growth of our global businesses by broadening the strength of our cornerstone timeshare and exchange businesses and creating depth of leisure travel products and services through our business extensions, are subject to a number of risks and uncertainties, many of which are beyond our control, and may not be achieved in the time or at the level we expect, or at all.

Promotion activities associated with our businesses may not yield increased revenue in the time or levels expected, and, even if revenue does increase, it may not be sufficient to offset the expenses we incur in building our brands and businesses. If we fail to successfully promote and maintain our businesses and brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands and businesses, we may fail to attract or retain customers to the extent necessary to realize a sufficient return with respect to the acquisition, our branding efforts and our businesses, which would adversely impact our results of operations and financial condition.

In addition, a portion of the value associated with the Travel + Leisure brand is derived from the long-standing commitment to high-quality, independent travel journalism by Travel + Leisure magazine and associated media properties, which continue to be operated by Dotdash Meredith outside of our control. If the quality or reach of such media properties deteriorates in the future, it could negatively impact the perception of the Travel + Leisure brand and adversely impact our business.

The timeshare industry is highly competitive and we are subject to risks related to competition that may adversely affect our performance.
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. The continued success and future growth of our timeshare and exchange businesses depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing, and other resources and flexibility than we have. We principally compete with short-term vacation options such as lodging, cruise, and home and apartment sharing services, as well as other timeshare developers. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new vacation ownership properties, convenience, quality of accommodations, evolving customer travel preferences, service levels, amenities, customer loyalty, and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us to better understand our products and services. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.

Our RCI exchange business depends on vacation ownership developers for new members and on existing members and participants renewing their memberships with us, and engaging in exchange and non-exchange transactions. Our new owner enrollment and exchange member volumes dropped significantly during the COVID-19 pandemic due in large part to the industry wide drop in VOI sales to new owners and the total number of our exchange members continues to be below pre-pandemic levels. Although new owner sales levels have recovered from their lows in 2020, there is no assurance that they will continue to grow in the timeframe or at the levels that we expect. Developers and members also supply resort accommodations for use in exchanges. If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our RCI network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. The failure to secure the renewal of affiliation agreements with developers that have corporate member relationships, where the developer renews RCI membership fees for all of its active owners, has a greater adverse effect. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliate agreements with resort developers is also impacted by consolidation in the vacation ownership industry. For example, in connection with the acquisition of Welk Hospitality Group, Inc. (“Welk”) by Marriott Vacations Worldwide Corporation, the RCI contract with Welk was terminated. Consolidation can also lead to larger competitors with greater resources that compete with our vacation ownership business for customers, projects, and talent.

Our new business extensions operate in a highly competitive global environment and may take longer than expected to achieve the levels of revenues, customer acceptance, and profitability we expect.
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

Our direct-to-consumer subscription business is largely dependent on the success of our consumer marketing efforts and the willingness of consumers to subscribe to and use the Travel + Leisure GO travel club for access to preferred travel pricing, exclusive experiences and customized concierge services. Our B2B travel clubs business is largely dependent on the success of marketing efforts to closed user groups through partner brands and the subsequent propensity of the members of those groups to use the platform for their travel bookings and upgrade to receive premium services. Both businesses are also reliant on our ability to leverage new and existing relationships with travel suppliers, including hotels, airlines, rental car companies, and wholesale suppliers, and their willingness to distribute products and services through our platforms. Our success in these leisure travel business extensions is also dependent upon our ability to efficiently customize our travel offerings to particular areas of interest and focus of the groups to which we market and promote our services and offerings. Our success here is also dependent upon our ongoing ability to adjust our business models to meet changing conditions and differing customer requirements than we may have originally planned for. There is no assurance that these efforts will be successful within the timeframe or at the levels we expect.

Our business extensions can also be expected to require us to utilize and augment resources, including management and other personnel, beyond those required by our historic business offerings and, as a result, subject us to greater risks and uncertainties than historically considered for our core timeshare and exchange businesses.

Acquisitions, dispositions and other strategic transactions may not prove successful and could result in operating difficulties.
We regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we may otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or at all, or that any such strategic transactions or opportunities, if consummated, will be successful. Assimilating any strategic transactions may also create unforeseen operating difficulties and costs.

Acquisitions may also be structured in such a way that we will be assuming unknown, undisclosed or contingent liabilities or obligations or we may incur unanticipated costs or expenses following the acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, reductions in personnel, unexpected penalties or enforcement actions, and other liabilities. Moreover, we may be unable to efficiently integrate acquisitions, management attention and other resources may be diverted away from other potentially more profitable areas of our business and in some cases these acquisitions may turn out to be less compatible with our growth and operational strategy than originally anticipated. The success of our acquisitions is also subject to other risks, including, among others:
•failure to realize expected technological and product synergies, economies of scale and cost reductions;
•unforeseen expenses, delays or conditions related to the acquisitions, including those due to regulations;
•adverse effects on existing business relationships with customers, partners, employees or suppliers;
•potential dilutive issuances of equity securities in payment of the acquisition price;
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

Dispositions of businesses, such as our European and North American vacation rentals transactions, also pose risks and challenges that could negatively impact our business, including costs or disputes with buyers. Dispositions may also involve continued financial involvement, as we may be required to retain responsibility for, or agree to indemnify buyers against, credit support obligations, and contingent liabilities related to a divested business, such as lawsuits, tax liabilities, or other matters. Under these types of arrangements, performance by the divested business or other conditions outside of our control could affect our financial condition or results of operations.

Our revenues are highly dependent on the health of the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism or acts of gun violence, political strife, severe weather events and other natural disasters, war, and pandemics may adversely affect us.
Declines in or disruptions to the travel industry have in the past adversely impacted us and any future declines or disruptions are also likely to adversely impact us. Risks affecting the travel industry can be localized events or global in nature and adversely impact decisions by consumers to use and consume travel services and products, including: economic factors such as economic slowdown and recession, increased cost of living and reduced discretionary income (including due to current inflationary pressures and rising interest rates), and high unemployment rates; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; war, other hostilities, and political and regional strife (including the risk that the current conflict between Ukraine and Russia expands in a manner that significantly impacts our business and operations); natural disasters such as hurricanes, fires, floods, earthquakes, and volcano eruptions; concerns with, and increased governmental regulations in response to, pandemics, contagious diseases or health epidemics such as the continuing COVID-19 pandemic; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices such as experienced in 2022.

Climate change is also associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of hurricanes, storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, increased forest fires, and other factors that may adversely impact the accessibility or desirability of travel to certain locations, including areas where we or our affiliated resort owners have properties. Additionally, increased regulations related to climate change could have an adverse impact on the leisure travel industry generally.

Further, Travel + Leisure Co. develops and manages resort properties and provides its exchange and travel club members access to resort properties throughout the world, a portion of which are in areas with greater exposure to the adverse effects of severe weather events and other natural disasters associated with climate change due to their location in coastal areas or states where wildfires are common, which could cause such resorts to suffer greater adverse effects from those events than the leisure travel industry faces in general. Based upon insurable property values as of December 31, 2022, approximately 35% of our managed properties are located in Tier I windstorm exposure areas, approximately 20% are located in areas with a high level of flood risk, and approximately 20% are located in high-risk wildfire-prone states. In addition, based on the water risk assessment we conducted in 2021, we identified 71 managed resorts in high or extremely high-water stressed locations. Properties in these areas have in the past closed, and may in the future close, due to such extreme weather events and such closures may be extended for prolonged periods following such weather events while any major damage is remedied and/or major renovations are undertaken and completed. Concern with climate change may also impact customer preferences for future timeshare purchases, including potential decreased customer preference for geographic areas that may be viewed as an increased climate change risk.

Any of the foregoing disruptions would likely adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations, and our new business extensions, thereby impacting our operations and financial results.

We are subject to numerous business, financial, operating and other risks common to the timeshare industry and the leisure travel industry more broadly, any of which could reduce our revenues and our ability to make distributions and limit opportunities for growth.
Our business is subject to numerous business, financial, operating and other risks common to the timeshare industry and the leisure travel industry more broadly, such as adverse changes with respect to any of the following:
•consumer travel and vacation patterns and consumer preferences;
•increased or unanticipated operating costs, including as a result of recent inflationary pressures, and which may not be offset on a timely basis, or at all, by our ability or actions to increase our product pricing or maintenance fees;
•increased energy costs, labor shortages and increased labor costs as a result of inflation as well as increases in minimum wage and health-care related costs, which may not be fully offset by price or fee increases in our business or otherwise;
•product and supply chain disruptions;
•desirability of geographic regions where resorts in or affiliated with our businesses are located;
•the supply and demand for exchange services and products, and travel subscription services and products;
•our ability to accurately plan for and satisfy future timeshare inventory needs, which was adversely impacted by the effect of COVID-19 on vacation ownership tours and VOI sales, as well as timely acquire and balance our supply of new and existing timeshare properties with consumer demand for those properties;
•our ability to continue to attract customers for VOI purchases and upgrades at the levels we expect;
•our ability to operate our affiliated resorts and conduct tours of our properties;
•seasonality in our businesses, which may cause fluctuations in our operating results;
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
•success of any actions we may take to increase our exchange membership levels;
•market perception of the timeshare industry and our ability to effectively respond to any reputational issues that may arise from negative publicity from social media postings or media reports, which could damage our brands;
•our ability to develop and maintain positive relations and contractual arrangements with VOI owners, current and potential vacation exchange members, resorts with units that are exchanged through our exchange business and timeshare property owner associations;
•organized labor activities and associated litigation;
•adverse economic factors impacting the financial health of customers, which has impaired and could continue to impair our ability to collect outstanding fees or other amounts due or otherwise exercise our contractual rights;
•our effectiveness in keeping pace with technological developments (including with respect to social media platforms) as well as any failure to timely upgrade our technology infrastructure and efficiently manage upgrade projects to achieve our strategic planning expectations and to meet changing customer preferences and customer interfacing needs;
•our ability to effectively use data to achieve market intelligence and develop, manage and grow our core operations and strategic initiatives using such data and market intelligence;
•our ability to offer acceptable customer pricing for products and services, including in a time of current recession concerns and higher interest rates;
•our ability to identify, obtain, train and retain industry specific talent (including digital, sales, marketing, and operational leadership skills) to execute our growth strategy and to address customer satisfaction;
•disruptions, including non-renewal or termination of agreements, in relationships with third parties (including marketing alliances and affiliations with e-commerce channels);
•owners or other developers that have development advance notes with us, or who have received loans or other financial arrangements incentives from us, who have experienced and may continue to experience financial difficulties;
•decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system (including as a result of severe weather events, ongoing property renovations or a decrease in member deposits) could adversely affect our exchange business;
•the viability of property owners' associations that we manage and the maintenance and refurbishment of vacation ownership properties, which depend on property owners associations levying sufficient maintenance fees and the ability of members to pay such maintenance fees, particularly in times of economic downturn;

•decrease in or delays or cancellations of planned or future development or refurbishment projects, whether due to budgetary constraints of property owners’ associations or otherwise, and the complexity with regard to removing properties from timeshare regimes when they can no longer be sustainably maintained;
•increases in maintenance fees, which could cause our product to become less attractive or less competitive;
•the level of unlawful or deceptive third-party VOI resale schemes, which could damage our reputation and brand value;
•difficulties associated with obtaining required approvals to develop vacation ownership properties, liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop, and risks related to real estate project development costs and completion;
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
•our failure or inability to adequately protect and maintain our trademarks and other intellectual property rights; and
•consumers increased use of third-party internet travel intermediaries and peer-to-peer online networks to search for and book their lodging accommodations, which could adversely affect our vacation ownership and vacation exchange brands, travel subscription businesses, reservation systems, bookings and rates.

Any of these factors could increase our costs, reduce our revenues and profitability and otherwise adversely impact our opportunities for growth.

Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to significant costs, fines or lawsuits.
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

While we maintain what we believe are reasonable security controls over personal and proprietary information (including the personal information of guests, shareholders, and employees), any breach of or breakdown in our systems that results in the theft, loss, fraudulent use or other unauthorized release of personal, confidential or other proprietary information or other data could nevertheless occur and persist for an extended period of time without detection, which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect and insure against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

Data breaches and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including use of viruses, ransomware and other malicious software, phishing and other efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Continued geopolitical turmoil (including the ongoing conflict between Russia and Ukraine) has heightened the risk of cyber-attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security threats exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us. Additionally, we also currently have a hybrid work environment in which many corporate associates work both in the office and remotely on an ongoing basis. The increase in the number of our associates working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, and greater potential for phishing and other cybersecurity attacks.

While to date we have not incurred any known material adverse impact on our operations or financial results as a result of a cyber-attack, we cannot guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs and profitability.

Our information technology infrastructure (including our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems) has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses, ransomware and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies and other technology systems, we may continue to face issues that may negatively impact guests, other individuals and third parties. In addition, implementation of new technologies and systems carries significant potential risks, including failure to operate as designed, potential loss of or corruption of information, changes in security processes, implementation delays, and disruption of operations. The increased scope and complexity of our information technology infrastructure and systems could contribute to the risk of future material security breaches or breakdowns, any of which could have a material adverse impact on our business, brands, reputation and results of operations.

Additionally, we are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the U.S. and other jurisdictions where we operate. Aspects of these laws and regulations, as well as their enforcement, remain unclear, and foreign laws and regulations are often more restrictive or burdensome than those in the U.S. Moreover, we have incurred and will likely continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability. In addition, should we violate or not comply with any applicable laws, regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

Our international operations are subject to additional risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks, including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; threats or acts of war, hostilities, or terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by non-U.S. citizens; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of assets by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including negative impacts of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S. dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any of these risks or any adverse outcome resulting from the financial instability or performance of foreign economies, the instability or weakening of other currencies and the related volatility on foreign exchange and interest rates, could impact our results of operations, financial position or cash flows.

We are subject to risks related to our vacation ownership receivables portfolio.
We are subject to risks that purchasers of VOIs who finance a portion of the purchase price default or otherwise delay payments on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults, or otherwise, which necessitates increases in loan loss reserves and adversely affects loan portfolio performance. In addition, in order to accelerate the growth of consumer financing income, we have recently taken actions to increase the percentage of the sale amount of VOIs that is financed by owners, which we also expect to increase the loan loss provision associated with such increased financed amount.

Financial difficulties of owners and customers, such as those that occurred during the COVID-19 pandemic and that generally occur during recessionary periods, could result in increased payment defaults and delinquencies. When defaults or delinquencies occur during the early part of the loan amortization period, we may not have recovered the marketing, selling, administrative and other costs associated with such VOIs. Additional costs are incurred in connection with the resale of repossessed VOIs, and the value we recover in a resale is not in all instances sufficient to cover the outstanding debt on the defaulted loan. During 2020, in response to COVID-19, we substantially increased our loan loss allowance on our vacation ownership receivables portfolio. In the future, we could have to increase our loan loss allowance above average historic levels again, whether due to COVID-19, adverse economic conditions generally, or other causes.

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
We are a borrower of funds under credit facilities, credit lines, senior notes, and term loan and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations from time to time. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:
•the interest rates being charged on recently issued and floating rate corporate debt and securitized debt have increased significantly beginning in 2022 and increased interest costs on our debt may continue in the future, and we may not be able to pass along the full amount of such increases to purchasers of VOIs to whom we provide financing;
•our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and other debt instruments that contain cross-default provisions;
•we may be unable to comply with the terms of the financial covenants under our revolving credit facility or other debt agreements, including a breach of the financial ratio tests, which could result in a default and acceleration of the underlying debt and under other debt and financial instruments that contain cross-default provisions;
•our leverage may adversely affect our ability to obtain additional financing on favorable terms or at all;
•our leverage requires the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs;
•negative ratings and/or downgrades of our debt by rating agencies could increase our borrowing costs and prevent us from obtaining additional financing on favorable terms or at all;
•failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions could result in losses;
•an inability to securitize our vacation ownership loan receivables on terms acceptable to us or at all because of, among other factors, the performance of the vacation ownership loan receivables, adverse conditions in the market for vacation ownership loan-backed notes and asset-backed notes in general, and the risk that the actual amount of uncollectible accounts on our securitized vacation ownership loan receivables and other credit we extend is greater than expected;
•our liquidity, as it relates to our vacation ownership contract receivables (“VOCRs”) securitization program, could be adversely affected if we were to fail to renew or replace our conduit facilities on their expiration dates, or if a particular receivables pool were to fail to meet certain ratios, which could occur in certain instances if the default rates or other credit metrics of the underlying VOCRs deteriorate. Our ability to sell securities backed by our VOCRs depends on the continued ability and willingness of capital market participants to invest in such securities, which may be negatively affected by economic conditions, the credit quality of our VOCRs pools, and other market dynamics;
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
•increases in interest rates on consumer financing to VOI purchasers could diminish our VOI sales; and
•disruptions in the U.S. or global financial markets, and the failure of financial institutions that support our credit facilities, general economic conditions and market liquidity factors outside of our control, which may limit our access to short- and long-term financing, credit and capital.

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
We are subject to taxation at the federal, state and local levels in the U.S., and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local, and foreign governments make substantive changes to tax rules and their application. For example, the recently enacted Inflation Reduction Act of 2022 includes changes to the U.S. corporate income tax system including a 15% minimum tax on adjusted financial statement income for certain large corporations and a 1% excise tax on share repurchases. These changes are effective beginning for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax to the extent of future share repurchases. We are still evaluating the impact of the other provisions on our business. Further changes to the tax laws may be contemplated both in the U.S. and certain other countries, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations.

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules and suggests enactment to take effect in 2023 and 2024. We continue to monitor these proposals closely and, if enacted by various countries in which we do business, they may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.

We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

We are subject to risks related to litigation.
We are subject to a number of claims and legal proceedings and the risk of future litigation as described in these Risk Factors and throughout this report and as may be updated in subsequent SEC filings from time to time, including with respect to Cendant and the Spin-off. See further discussion in Note 19—Commitments and Contingencies and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements. We cannot predict with certainty the ultimate outcome or related damages and costs of litigation and other proceedings filed or asserted by or against us. Unfavorable rulings or outcomes in litigation and other proceedings may harm our business.

Our business is subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.
Our business is regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international, federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. We are, and may be in the future, subject to regulatory inquiries and investigations from time to time arising under laws and regulations applicable to our business, including, among others, those governing timeshare (including required government registrations), consumer financings and other lending, information security, data protection and privacy, credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions (including the United Kingdom Bribery Act). As a result, we may be subject to actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. In the past, when we have been subjected to regulatory inquiries or investigations, the amount of the fines involved were not material to our business, financial condition or results of operations. However, future fines, penalties or other remedies that regulators might seek to impose could materially adversely affect our business, financial condition or results of operations.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption, cyber security, directors and officers (“D&O”), and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs. There are risks for which we do not carry insurance for the full range of possible outcomes or at all concerning a potential loss or liability, due to the cost, availability or terms and conditions of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial and not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant property and casualty losses incurred by the insurance industry due to hurricanes, fires, cyber security breaches and other events, as well as market dynamics (such as those resulting from the recent rapid increase in interest rates), insurance costs have increased and may be higher (and availability may be lower) in future periods. In addition, the effects of climate change, such as increased storm intensity, increased wildfires and rising sea levels, have increased and may in the future increase the cost and decrease the available coverage levels of property insurance, particularly in certain geographies.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for our travel subscription businesses, reservation systems, payments systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Our backup systems and disaster recovery systems, or those of our third-party service providers, may be insufficient to address or prevent breakdown of systems, loss of critical information or prolonged interruption. A natural disaster, cyberattack, disruption or other impairment in our technology capabilities and service facilities (including IT systems, data centers and backup systems, or those of our third-party service providers) could result in denial or interruption of service, significant investment in resources to restore and remedy such systems, prolonged outages and interruption, financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business and financial results. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, any failure to keep pace with developments in technology and technology infrastructures (including continuing upgrades to our technology systems which interface with customers), which is a significant part of our business, could impair our operations, financial results and competitive position. Further, any failure to keep pace with new or innovative use of technologies (including digital technologies within the leisure travel and timeshare industry) could adversely impact our competitive position and future prospects. Any failure of our business continuity planning as to any of these matters could have a material adverse impact on our business, brand and financial results.

The growth of our business and the execution of our business strategies depend on the services of our senior management and our associates.
We believe that our business success and future growth depends, in part, on the continued services of our senior management team, including our President and Chief Executive Officer, Michael D. Brown, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team, or the failure to identify successors for such positions, could adversely affect our strategic growth, new business extensions and customer relationships and impede our ability to execute our business strategies. Additionally, lack of sufficient effective leadership may lead to low morale, higher turnover, and decreased ability to execute our strategy. Also, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures.

We are subject to risks related to environmental, social and governance activities.
Many factors influence our reputation and the value of our brands, including the perception held by our customers and other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as business ethics and compliance, safety and security, responsible tourism, public health, environmental stewardship and sustainability, supply chain management, climate change, diversity, human rights and modern slavery, philanthropy and support for local communities.

We have publicly stated our goals related to environmental sustainability, which include reducing our water intensity and GHG emissions (Scope 1 + Scope 2) and increasing our renewable energy consumption at our owned, managed, and leased assets. In part, we must work through applicable property owners’ associations that we do not control to achieve these goals. We may also take additional actions related to climate change and environmental sustainability voluntarily or in response to increased regulations in the future that would materially increase the costs to develop and operate our resorts, which could have an adverse impact on our profitability even though such actions may be necessary to increase the long-term sustainability of our business. We also must continue to develop appropriate internal and disclosure controls designed to ensure that our disclosed achievements against our environmental goals are accurately reported.

Current and future international operations expose us to additional challenges and risks that may not be inherent in operating solely in the U.S. due to different social or cultural norms and practices that are not customary in the U.S., geographical distance and language barriers, including our ability to sell products and services, enforce intellectual property rights and staff and manage operations.

We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy and Travelport, Wyndham Worldwide and Realogy generally were responsible for 37.5% and 62.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.

If any party responsible for the liabilities described above were to default on its obligations, each non-defaulting party would be required to pay an equal portion of the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities, including associated costs.

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

The COVID-19 pandemic significantly negatively affected our operations and COVID-19 or other public health crises may significantly negatively affect our future business, financial condition and results of operations.
COVID-19 led to significant disruptions in the global and U.S. economy, in the leisure travel industry and in our business. The ongoing negative effects of COVID-19 continues to be impacted by the uncertainty associated with the pandemic and the potential for resurgences or other wide-spread public health crisis. Some of these uncertainties and risks include the following:
•resurgences or high rates of infection related to COVID-19 or other wide-spread health crisis, including in regions and locations where we have a significant number of resorts;
•changes in governmental policies, rules and regulations which could change or otherwise impact our safety protocols and measures intended to protect our owners, guests, and team members;
•continued governmental restrictions on and recommendations and warnings against travel in certain regions (including in or to areas or locations where we have resorts), as well as between the U.S. and other countries (including restrictions placed by foreign governments on U.S. citizens traveling to their countries);
•our urban resort locations may be more adversely impacted by any future resurgences or other public health crisis than other locations;
•potential cases of infection and transmission at our resorts despite the implementation of our safety measure efforts, which would be disruptive and may lead to exposure to assertions of liability; and
•ongoing economic impacts on us and our customers, including inflation, recessionary pressure, increased energy costs, labor shortages, increased labor costs, and supply chain disruptions.

Each of these uncertainties, risks and events may negatively impact our future business and financial results, and we are unable to predict the full extent or nature of these impacts. The volatile conditions stemming from COVID-19, as well as reactions to any resurgences or other public health crisis, could also precipitate or aggravate the other risk factors that we identify in this Item 1A.

Risks Related to the Spin-Off
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
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the Distribution, including liabilities of Wyndham Worldwide related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to Wyndham Hotels.

If Wyndham Hotels was to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities, including associated costs.

Certain directors who serve on our Board also serve on the board of directors of and own common stock of Wyndham Hotels.
Certain directors who serve on our Board currently serve as directors of and/or own shares of common stock of Wyndham Hotels, which may create, or appear to create, conflicts of interest, in particular when our or Wyndham Hotels’ management and directors face decisions that could have different implications for us and Wyndham Hotels, including the resolution of any issue regarding the terms of the agreements governing the Spin-off or governing the relationship between us and Wyndham Hotels or any other commercial agreements entered into in the future between Travel + Leisure Co. and Wyndham Hotels.

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

If the Distribution does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to Wyndham Hotels for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of our consolidated group at the time of the Spin-off (including the hotel business) would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, if the distribution of the common stock of Wyndham Hotels does not qualify as tax-free under Section 355 of the Code, our shareholders will be treated as having received a taxable distribution.

General Risk Factors Related to Our Common Stock
The trading price of our shares of common stock may continue to fluctuate.
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or those of other companies in our industry; customer acceptance and success of our new business extensions; actual or anticipated fluctuations in our operating results due to seasonality, economic conditions, including increased inflation and higher interest rates, and other factors related to our business; our credit ratings; announcements by us or our competitors of significant acquisitions or dispositions; lower than expected earnings or revenues or outlook for such financial measures, changes in earnings or revenues estimates by us or by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; and overall market fluctuations. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Provisions in our certificate of incorporation and by-laws and under Delaware law may prevent or delay an acquisition of Travel + Leisure Co. which could impact the trading price of our common stock.
Our certificate of incorporation and by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids. These provisions include that shareholders do not have the right to act by written consent, rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings, the right of our Board of Directors to issue preferred stock without shareholder approval and limitations on the right of shareholders to remove directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of our company and our shareholders.

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our share repurchase program.
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our share repurchase program. This may result from higher than anticipated cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, need to fund acquisitions or expected acquisitions, increases in reserves or lack of available capital. Our Board of Directors may also reduce or suspend the payment of dividends or suspend our share repurchase program if it deems such action to be in the best interests of our shareholders, such as our Board did when it reduced our dividend and suspended our share repurchase program in response to the COVID-19 pandemic. Although we have since increased our dividend and resumed our share repurchase program, we cannot provide assurance that our Board of Directors will not need to consider limitations, reductions or other restrictions on share repurchases and dividends in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Travel + Leisure Co. Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in 2025.

Vacation Ownership
Our Vacation Ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our Vacation Ownership business also has leased space in; Las Vegas, Nevada; the Philippines; Australia; and Singapore, with various expiration dates between 2023 and 2056. Our Vacation Ownership business leases space for administrative functions in Las Vegas, Nevada, which expires in 2028. In addition, our Vacation Ownership business utilizes 160 marketing and sales offices with 116 locations in the U.S. and the remaining locations in Australia, the Caribbean, Thailand, Mexico, Fiji, New Zealand, Indonesia, China, Japan and the Philippines. Of these 160 marketing and sales offices, 70 are pursuant to leases with various expiration dates between 2023 and 2056. All leases that are due to expire in 2023 are presently under review related to our ongoing requirements.

Travel and Membership
Our Travel and Membership business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana, and one property in Mexico. There are 17 leased offices located in Europe, Latin America, Asia Pacific, North America, and Africa with expiration dates between 2023 and 2029. All leases that are due to expire in 2023 are presently under review related to our ongoing requirements.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol TNL. As of January 31, 2023, the number of stockholders of record was 4,216. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2022.”

Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan(b)
October 2022 (October 1-31)	1,159,600	$37.71	1,159,600	$541,374,215
November 2022 (November 1-30)	1,053,096	37.49	1,053,096	501,895,726
December 2022 (a) (December 1-31)	684,602	36.79	684,602	476,709,831
Total (a)	2,897,298	$37.41	2,897,298	$476,709,831
(a)Includes 66,604 shares purchased for which the trade date occurred in December 2022 and settled in January 2023.
(b)On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board of Directors has since increased the capacity of the Share Repurchase Program nine times, most recently in April 2022, by $500 million, bringing the total authorization under the current program to $6.5 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.

For a description of limitations on the payment of our dividends, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2017, to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017, and all dividends and other distributions were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

(a)$100 invested on December 31, 2017, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ending December 31:	2017	2018	2019	2020	2021	2022

Travel + Leisure Co.	$100.00	$70.97	$106.50	$96.87	$122.01	$83.37
S&P Midcap 400	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34
S&P Hotels, Resorts & Cruise Lines	$100.00	$81.94	$112.30	$83.24	$99.76	$75.57
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
•Travel and Membership — operates a variety of travel businesses, including three vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Exchange and Travel Club business lines.

Inflation Reduction Act
On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with more than $1.0 billion of adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes will become effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax to the extent of future share repurchases. We are still evaluating the impact of the other provisions on our business.

Travel + Leisure Brand Acquisition
On January 5, 2021, Wyndham Destinations, Inc. acquired the Travel + Leisure brand and related assets from Dotdash Meredith (formerly Meredith Corporation) for $100 million, of which $55 million was paid during 2021 and $20 million paid during 2022. The remaining payments will be completed by June 2024. This acquisition included Travel + Leisure branded travel clubs and members. We acquired the Travel + Leisure brand to accelerate our strategic plan to broaden our reach with the launch of new travel services, expand our membership travel business, and amplify the global visibility of our leisure travel products. Dotdash Meredith will continue to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and trades on the New York Stock Exchange under the ticker symbol TNL.

Economic Conditions and Key Business Trends
The results of operations for the years ended December 31, 2022, 2021, and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”). While significantly negative for the travel industry, our company, our customers, and our employees during its earlier stages, COVID-19 had a substantially lower impact on our results of operations during 2022. See Note 24—COVID-19 Related Items to the Consolidated Financial Statements for additional details on the impact COVID-19 had on our business.

Although our business saw strong demand for leisure travel as we continued to recover from the impacts of COVID-19, recent inflationary pressures, rising interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. We have experienced trends of increased gross VOI sales, including sales to new owners, tours, and volume per guest (“VPG”). In addition to the demand for leisure travel, VPG also benefited from changes we made to our consumer credit quality marketing criteria. These changes are intended to strengthen sales efficiencies as well as the performance of our vacation ownership contract receivables portfolio. As we seek to increase the mix of new owner sales and expand our pipeline of potential future owner upgrade sales, we would expect VPG levels to moderate. Our current VOI inventory levels are expected to be sufficient to support sales during the near term, which limits our exposure to increased inventory costs due to the potential effects of inflation. Higher interest rates negatively impacted our interest expense in 2022 and, if interest rates remain elevated, we expect this trend to continue. Although we are not currently seeing meaningful signs of a slowdown in leisure travel demand, we are monitoring economic conditions. Our vacation ownership business and to a greater extent, our travel and membership businesses, are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” in Part I, Item 1A of this Annual Report filed on Form 10-K.

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

Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales including sales under our Fee-for-Service program before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs, and (iii) volume per guest, which measures the efficiency of this business’ tour selling efforts, is calculated by dividing the gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel.

Travel and Membership
We are primarily a fee-for-service business deriving a majority of our revenues from membership dues and fees for facilitating members’ trading of their timeshare intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. We recognize revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with our vacation exchange networks and, for certain members, for other leisure-related services and products. We also derive revenue from facilitating bookings of travel accommodations for both members and non-members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange network and, for some members, for other leisure-related services and products.

Our vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Revenues for other vacation exchange-related product fees are deferred and recognized upon the occurrence of a future exchange, event, or other related transaction.

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

Within our Travel and Membership segment, we measure operating performance using the following key operating statistics: (i) average number of exchange members, which represents paid members in our vacation exchange programs who are considered to be in good standing; (ii) transactions, which represents the number of exchanges and travel club bookings recognized as revenue during the period, net of cancellations; and (iii) revenue per transaction, which represents transaction revenue divided by transactions. Transactions and revenue per transaction are provided in two categories: Exchange, which is primarily RCI, and Travel Club.

Other Items
We record property management service revenues for our Vacation Ownership segment and RCI Elite Rewards revenues for our Travel and Membership segment gross as a principal.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. Due to changes in organizational structure in the second quarter of 2022, the management of the Extra Holidays business was transitioned to the Vacation Ownership segment. As such, we reclassified the results of the Extra Holidays business, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by the operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income/(loss) from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with generally accepted accounting principles in the United States (“GAAP”) measures, gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2022 and 2021. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to The Year Ended December 31, 2022 vs. the Year Ended December 31, 2021 section for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2022	2021	% Change (i)
Vacation Ownership
Gross VOI sales (in millions) (a) (j)	$1,982	$1,491	33.0
Tours (in 000s) (b)	561	451	24.4
Volume Per Guest (“VPG”) (c)	$3,426	$3,143	9.0
Travel and Membership (d)
Transactions (in 000s) (e) (f)
Exchange	1,022	1,064	(3.9)
Travel Club	709	624	13.6
Total transactions	1,731	1,688	2.5
Revenue per transaction (f) (g)
Exchange	$341	$325	4.9
Travel Club	$241	$252	(4.6)
Total revenue per transaction	$300	$298	0.6
Average number of exchange members (in 000s) (h)	3,524	3,721	(5.3)

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
(c)VPG is calculated by dividing Gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our Vacation Ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.
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
(i)Percentage change may not calculate due to rounding.
(j)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales (in millions):

	Year Ended December 31,
	2022	2021
Vacation ownership interest sales, net	$1,484	$1,176
Loan loss provision	302	129
Gross VOI sales, net of Fee-for-Service sales	1,786	1,305
Fee-for-Service sales (1)	196	186
Gross VOI sales	$1,982	$1,491

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $116 million and $101 million for the years ended December 31, 2022 and 2021. These commissions are reported within Service and membership fees on the Consolidated Statements of Income/(Loss).

THE YEAR ENDED DECEMBER 31, 2022 VS. THE YEAR ENDED DECEMBER 31, 2021
Our consolidated results are as follows (in millions):

	Year Ended December 31,
	2022	2021	Favorable/ (Unfavorable)
Net revenues	$3,567	$3,134	$433
Expenses	2,914	2,516	(398)
Operating income	653	618	35
Interest expense	195	198	3
Interest (income)	(6)	(3)	3
Other (income), net	(22)	(6)	16
Income before income taxes	486	429	57
Provision for income taxes	130	116	(14)
Net income from continuing operating	356	313	43
Gain/(loss) on disposal of discontinued business, net of income taxes	1	(5)	6
Net income attributable to Travel + Leisure Co. shareholders	$357	$308	$49

During 2021 we analyzed the adequacy of the COVID-19 related allowance consistent with past methodology, and as a result of improvements in net new defaults, we reduced this allowance resulting in a $91 million increase in revenues with a corresponding $33 million increase in Cost of vacation ownership interests representing the associated reduction in estimated recoveries. The net positive impact of the COVID-19 related allowance release on Adjusted EBITDA was $58 million for 2021.

Net revenues increased $433 million during 2022 compared with 2021. This increase was unfavorably impacted by foreign currency of $15 million (0.5%). Excluding the impacts of foreign currency and the COVID-19 related allowance adjustments discussed above, the increase in net revenues was primarily the result of:
•$512 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours due to the ongoing recovery of our operations from the impact of COVID-19 and higher VPG, along with higher property management revenues due to higher property management fees and reimbursable revenues; and
•$27 million increased revenues at our Travel and Membership segment driven by higher transaction revenues and subscription revenues as a result of increased marketing and business development efforts, as well as the continued recovery from the impacts of COVID-19.

Expenses increased $398 million during 2022 compared with 2021. This increase was favorably impacted by foreign currency of $11 million (0.4%). Excluding the impacts of foreign currency and the Cost of vacation ownership interest related to the COVID-19 allowance adjustments discussed above the increase in expenses was the result of:
•$128 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$90 million increase in marketing costs in support of increased tour flow, new owner mix and Travel Club transactions;
•$59 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$45 million increase in general and administrative expenses primarily due to higher employee-related costs and legal fees;
•$34 million increase in the cost of VOIs sold primarily due to higher gross VOI sales;
•$28 million increase in maintenance fees on unsold inventory;
•$18 million increase in cost of sales at the Travel and Membership segment in support of higher Travel Club transaction revenue;
•$15 million increase in impairments primarily due to the loss on sale of property in the current year and asset recoveries recognized in the prior year;
•$15 million increase in restructuring charges driven by the elimination of certain positions which were made redundant based upon changes to the organizational structure;
•$11 million increase in sales and commission expenses as a result of the mix of VOI Fee-for-Service sales; and
•$9 million increase in other operating costs at the Travel and Membership segment in support of the new travel club launches.
Interest expense decreased $3 million during 2022 compared with 2021 primarily due to lower average outstanding debt balance in 2022.

Interest income increased $3 million during 2022 compared with 2021 primarily due to higher interest rates on short-term investments.

Other income, net of other expense increased $16 million during 2022 compared with 2021, primarily due to a $10 million reduction of contingent consideration associated with a business acquisition.

Our effective tax rates were 26.7% and 27.0% for the years ended December 31, 2022 and 2021. Our effective tax rate for 2022 is slightly lower primarily due to a reduction in state income taxes, partially offset by a reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation in the current year.

During 2022, we recognized a gain on disposal of discontinued business, net of income taxes of $1 million driven by tax refunds related to the sale of the European vacation rentals business. During 2021 we recognized a loss on disposal of discontinued business, net of income taxes of $5 million resulting from a settlement agreement for post-closing adjustment claims related to this sale.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $49 million in 2022 as compared with 2021.

The tables below present our segment information, followed by a discussion of each segment’s 2022 results compared to 2021 (in millions):

	Year Ended December 31,
Net revenues	2022	2021
Vacation Ownership	$2,835	$2,423
Travel and Membership	735	714
Total reportable segments	3,570	3,137
Corporate and other (a)	(3)	(3)
Total Company	$3,567	$3,134

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$357	$308
(Gain)/loss on disposal of discontinued business, net of income taxes	(1)	5
Provision for income taxes	130	116
Depreciation and amortization	119	124
Interest expense	195	198
Interest (income)	(6)	(3)
Stock-based compensation	42	32
Restructuring (b)	14	(1)
Asset impairments/(recoveries), net (c)	11	(5)
Loss/(gain) on equity investment	5	(3)
COVID-19 related costs (d)	2	3
Legacy items	1	4
Fair value change in contingent consideration	(10)	—
Adjusted EBITDA	$859	$778

	Year Ended December 31,
Adjusted EBITDA	2022	2021
Vacation Ownership	$665	$569
Travel and Membership	268	271
Total reportable segments	933	840
Corporate and other (a)	(74)	(62)
Total Company	$859	$778

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the year ended December 31, 2022 associated with the 2022 restructuring plans.

(c)Includes $1 million of inventory impairments for the year ended December 31, 2022, included in Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss).
(d)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022. In 2021, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction; offset in part by U.S. and international government employee retention credits.

Vacation Ownership
Net revenues increased $412 million and Adjusted EBITDA increased $96 million during 2022 compared with 2021. The net revenue increase was unfavorably impacted by foreign currency of $9 million (0.4%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $3 million (0.5%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$486 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours associated with the ongoing recovery of our operations from the impact of COVID-19 and higher VPG due to strong close rates and higher quality tours;
•$68 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$17 million increase in commission revenues due to the volume of VOI Fee-for-Service sales; and
•$14 million increase in other revenues due to higher VOI travel package and incentive revenue.
These increases were partially offset by a $173 million increase in our provision for loan losses primarily due to higher gross VOI sales, a 300 basis point increase in sales financed compared to the prior year, and the absence of the prior year $91 million partial release of the COVID-19 related allowance. The increase in percentage of sales financed is in line with our strategic decision to grow our portfolio in pursuit of higher consumer financing revenue in exchange for the incremental increase in the provision for loan losses associated with incremental vacation ownership contract receivable (“VOCR”) originations.

In addition to the drivers above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$128 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$88 million increase in marketing costs in support of increased tour flow and new owner mix;
•$59 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$28 million increase in maintenance fees on unsold inventory;
•$21 million increase in general and administrative expenses primarily due to higher employee-related costs;
•$11 million increase in sales and commission expenses as a result of the mix of VOI Fee-for-Service sales; and
•$1 million increase in the cost of VOIs sold primarily due to higher gross VOI sales partially offset by the absence of the $33 million reduction in estimated recoveries related to the release of the COVID-19 related allowance in the prior year.

Travel and Membership
Net revenues increased $21 million and Adjusted EBITDA decreased $3 million during 2022 compared with 2021. The net revenue increase was unfavorably impacted by foreign currency of $6 million (0.8%) and the Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $1 million (0.4%).

Increases in net revenues excluding the impact of foreign currency were primarily driven by:
•$20 million increase in transaction revenue driven by higher Travel Club transactions as a result of increased marketing and business development efforts, as well as the ongoing recovery from COVID-19. This increase was achieved despite some loss of supply for certain RCI affiliate locations where units had to be placed out of service due to damages sustained from Hurricane Ian in the fourth quarter of 2022; and
•$10 million increase in subscription revenue primarily due to the lessening impact of coupons issued during COVID-19. This increase was achieved despite a lower average exchange member count as a result of lower new owner enrollments due to COVID-19, industry consolidation, and lower renewals. We anticipate that the industry-wide decline in new owner enrollments as a result of COVID-19 will continue to have an impact on the level of exchange transactions into the first half of 2023.

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$18 million increase in cost of sales primarily due to increased Travel Club transaction revenue; and
•$11 million increase in marketing and other costs, primarily in support of the new travel club launches.

Corporate and other
Adjusted EBITDA decreased $12 million (19.4%) during 2022 compared with 2021 and was not materially impacted by foreign currency. The decrease in Adjusted EBITDA was primarily due to higher legal fees and employee-related costs.

For a comparative review of our consolidated results of operations and those of our reportable segments for the fiscal years ended December 31, 2021 and 2020, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 23, 2022.

DISCONTINUED OPERATIONS
During 2022 we recognized a $1 million gain on disposal of discontinued business, net of income taxes. During 2021 and 2020 we recognized losses on disposal of discontinued business, net of income taxes of $5 million and $2 million.

During both 2022 and 2020 we had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows. We had no cash flow activity related to discontinued operations during 2021. See Note 6—Discontinued Operations to the Consolidated Financial Statements for additional information.

RESTRUCTURING PLANS
During 2022 and 2020, we incurred $14 million and $39 million of restructuring charges. During 2021, we reversed $1 million of the restructuring charges incurred in 2020. See Note 26—Restructuring to the Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

	As of December 31,
(In millions)	2022	2021	Change
Total assets	$6,757	$6,588	$169
Total liabilities	7,661	7,382	279
Total deficit	(904)	(794)	(110)
Total assets increased $169 million from December 31, 2021 to December 31, 2022, due to:
•$181 million increase in Cash and cash equivalents primarily due to net cash provided by operating activities and net proceeds on debt and non-recourse debt; partially offset by share repurchases, dividends to shareholders, property and equipment additions, and payments associated with the acquisition of the Travel + Leisure brand;
•$29 million increase in Trade receivables, net driven by increased VOI trial package receivables and increased receivables associated with property management fees and reimbursable revenue; and a
•$61 million increase in Vacation ownership contract receivables, net, driven by VOI originations, partially offset by principal collections and allowance for loan losses.
These increases were partially offset by:
•$23 million decrease in Inventory driven by VOI sales and the net transfer of completed unregistered VOI inventory to property and equipment, partially offset by purchases of completed inventory and inventory recoveries;
•$25 million decrease in Prepaid expenses driven by the timing of prepaid maintenance fees;
•$31 million decrease in Property and equipment, net, driven by depreciation, partially offset by capital additions and the net transfer of completed VOI inventory to property and equipment; and a
•$15 million decrease in Other assets due to amortization of right-of-use operating lease assets and the sale of our equity investment in Vacasa LLC, partially offset by an increase in derivative assets.

Total liabilities increased $279 million from December 31, 2021 to December 31, 2022, due to:
•$39 million increase in Non-recourse vacation ownership debt primarily due to net borrowings; and a
•$290 million increase in Debt driven by an incremental term loan B borrowing.

These increases were partially offset by a $63 million decrease in Accrued expenses and other liabilities driven by right-of-use operating lease liability payments, a decrease in income taxes payable, payment associated with the acquisition of the Travel + Leisure brand, payment of payroll taxes previously deferred under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and a reduction in contingent consideration associated with a business acquisition, partially offset by an increase in inventory obligations and derivative liabilities.

Total deficit increased $110 million from December 31, 2021 to December 31, 2022, primarily due to $352 million of share repurchases; $136 million of dividends; and $31 million of unfavorable currency translation adjustments driven by fluctuations in exchange rates, primarily the British pound sterling, Australian dollar, Danish krone, and the Euro; partially offset by $357 million of Net income attributable to Travel + Leisure Co. shareholders and a $50 million increase in additional paid-in capital, primarily due to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facilities, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $400 million notes due in March 2023. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

Cash and Cash Equivalents
As of December 31, 2022, we had $550 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $1.0 billion of available capacity as of December 31, 2022.

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

During 2021, we entered into a second amendment to the credit agreement governing our revolving credit facility and term loan B (“Second Amendment”) which resulted in the termination of the relief period restrictions adopted in the July 15, 2020 first amendment as a result of the COVID-19 pandemic. The Second Amendment also included customary London Interbank Offered Rate (“LIBOR”) replacement language providing for alternative interest rate options upon the cessation of LIBOR publication. It is our intention to resolve our remaining LIBOR exposures in the first quarter of 2023 by early adopting the Term Secured Overnight Financing Rate (“SOFR”) on our revolving credit facility and Term Loan B facility.

As of December 31, 2022, our interest coverage ratio was 4.83 to 1.0 and our first lien leverage ratio was 3.54 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2022, we were in compliance with the financial covenants described above.

Secured Notes, and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2021, we issued $650 million of senior secured notes due 2029 with an interest rate of 4.50% and during 2022 we amended the credit agreement governing our revolving credit facility and term loan B (“Third Amendment”) which provided for an incremental term loan B borrowing of $300 million due 2029. We expect to use the net proceeds from the incremental term loan B borrowing toward the repayment of our $400 million notes due in March 2023. These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of December 31, 2022, we had $3.66 billion of outstanding borrowings under our secured notes and Term Loan B facilities with maturities ranging from 2023 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On March 4, 2022 we renewed our USD bank conduit facility, extending its term through July 2024. This renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. On December 21, 2022 we renewed our AUD/NZD bank conduit facility, extending its term through December 2024. The renewal included a reduction of the AUD borrowing capacity from A$250 million to A$200 million and a reduction of the NZD borrowing capacity from NZ$48 million to NZ$25 million. These capacity reductions were made in an effort to reduce fees associated with unused capacity. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, amounting to a combined capacity of $752 million ($324 million available as of December 31, 2022), along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $800 million, $850 million, and $900 million during 2022, 2021, and 2020. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2022, all of our securitized loan pools were in compliance with applicable contractual triggers.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our credit facilities, term loan B facilities, and non-recourse debt see Note 15—Debt to the Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	2023	2024	2025	2026	2027	Thereafter	Total
Debt (a)	$411	$309	$636	$654	$403	$1,285	$3,698
Non-recourse debt (b)	226	224	514	215	201	611	1,991
Interest on debt (c)	286	261	220	157	107	154	1,185
Purchase commitments (d)	177	146	136	129	86	88	762
Operating leases	31	29	24	14	13	21	132
Inventory sold subject to conditional repurchase (e)	30	—	—	—	—	—	30
Total (f)	$1,161	$969	$1,530	$1,169	$810	$2,159	$7,798

(a)Represents required principal payments on notes, term loans, and finance leases.

(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $575 million for marketing related activities and $112 million for information technology activities.
(e)Represents obligations to repurchase completed vacation ownership properties from third-party developers (see Note 10—Inventory to the Consolidated Financial Statements for further detail) which was included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(f)Excludes a $33 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy, and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Realogy. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements.

In addition to the key contractual obligation and separation related commitments described above, we have the following other commercial commitments and off-balance sheet arrangements.

We enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, customer data safeguards, access to credit facilities, derivatives, and issuances of debt securities. We also provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases we receive offsetting indemnifications from third-parties and/or maintain insurance coverage that may mitigate any potential payments.

Our vacation ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such a shortfall as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we may agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $483 million as of December 31, 2022. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted to use that property to engage in revenue-producing activities such as rentals. During 2022, 2021, and 2020, we made payments related to these guarantees of $12 million, $13 million, and $13 million. As of December 31, 2022 and 2021, we maintained a liability in connection with these guarantees of $20 million and $32 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

As part of the Fee-for-Service program, we may guarantee to reimburse the developer or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2022, the maximum potential future payments that we may be required to make under these guarantees is $51 million. As of December 31, 2022 and 2021, we had no recognized liabilities in connection with these guarantees.

We generally utilize letters of credit to support the securitization of VOCR fundings, certain insurance policies, and development activities in our Vacation Ownership business. As of December 31, 2022, we had $34 million of irrevocable standby letters of credit outstanding, none of which were under our revolving credit facilities. As of December 31, 2021, we had $36 million of irrevocable standby letters of credit outstanding, of which $2 million were under our revolving credit facilities.

We also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $455 million outstanding as of December 31, 2022. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

We have company sponsored severance plans in place for certain employees in the event of involuntary terminations, other than for cause. As of December 31, 2022, our maximum obligation under these severance plans was $173 million. Refer to the Proxy Statement for our 2023 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” for additional details regarding executive compensation.

Our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by
Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization.
Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. For information regarding the impact of changes to our credit rating and the credit rating of Wyndham Hotels, see Note 27—Transactions with Former Parent and Former Subsidiaries—Matters Related to the European Vacation Rentals Business to the Consolidated Financial Statements.

Currently, we have debt instruments in place that reference LIBOR-based rates. Although certain of these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, it may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.

We adopted appropriate LIBOR replacement rate transition language into the agreements for the renewal of our USD bank conduit facility in 2020 and the renewal of the credit agreement governing the revolving credit facility and term loan B in 2021. In the first quarter of 2023, we expect to exercise our option under our credit agreement to replace LIBOR with Term SOFR, subject to lender approval, as the benchmark rate governing our revolving credit facility and Term Loan B, which would eliminate our largest exposure to LIBOR based interest rates.

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents, and restricted cash between 2022 and 2021 (in millions). For a comparative review of the fiscal years ended December 31, 2021 and 2020, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 23, 2022.

	Year Ended December 31,
Cash provided by/(used in):	2022	2021	Change
Operating activities	$442	$568	$(126)
Investing activities
Continuing operations	(45)	(93)	48
Discontinued operations	(5)	—	(5)
Financing activities	(196)	(1,288)	1,092
Effects of changes in exchange rates on cash and cash equivalents	(5)	(7)	2
Net change in cash, cash equivalents and restricted cash	$191	$(820)	$1,011

Operating Activities
Net cash provided by operating activities was $442 million for the year ended December 31, 2022, compared to $568 million in the prior year. This $126 million decrease in 2022 was primarily driven by a $403 million increase in cash utilized for working capital, partially offset by a $234 million increase in non-cash add-back items, mainly a higher provision for loan losses, and a $49 million increase in net income from continuing operations.

Investing Activities
Net cash used in investing activities from continuing operations decreased $48 million during the year ended December 31, 2022 This decrease was primarily driven by $35 million of cash payments for the acquisition of the Travel + Leisure brand in the prior year; and $8 million of proceeds from the sale of investments in the current year.
Net cash used in investing activities from discontinued operations was $5 million for the year ended December 31, 2022, primarily related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities decreased $1.09 billion during the year ended December 31, 2022. This decrease was primarily due to $812 million of net repayments on debt and notes in the prior year compared to $284 million of net proceeds in the current year, $294 million of net repayments on non-recourse debt in the prior year compared to net proceeds of $47 million in the current year; partially offset by $326 million of higher share repurchases in the current year.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger, acquisition, and other strategic transaction activities. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors.

During 2022, we spent $144 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. The average inventory spend on vacation ownership development projects for the five-year period from 2023 through 2027 is expected to be between $130 million and $150 million annually. After factoring in the anticipated additional average annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During 2022, we spent $52 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2023, we anticipate spending between $60 million and $65 million on capital expenditures, primarily for continuation of information technology digital initiatives, travel club enablement, and sales center/resort improvements.

In connection with our focus on optimizing cash flow, we are continuing our asset-light efforts in vacation ownership by seeking opportunities with financial partners whereby they make strategic investments to develop assets on our behalf. We refer to this as Just-in-Time. The partner may invest in new ground-up development projects or purchase from us, for cash, existing in-process inventory which currently resides on our Consolidated Balance Sheets. The partner will complete the development of the project and we may purchase finished inventory at a future date as needed or as obligated under the agreement.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of December 31, 2022, the Board of Directors has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. We had $477 million of remaining availability in our program as of December 31, 2022.

Under our current share repurchase program, we repurchased 8.2 million shares at an average price of $42.97 for a cost of $351 million during the year ended December 31, 2022. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.40 per share for all four quarters of 2022. During 2021, we paid cash dividends of $0.30 per share for the first, second, and third quarters, and $0.35 per share for the fourth quarter. During 2020, we paid cash dividends of $0.50 per share for the first and second quarters, and $0.30 per share for the third and fourth quarters. The aggregate dividends paid to shareholders for 2022, 2021, and 2020, were $135 million, $109 million, and $138 million.

Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

Foreign Earnings
We assert that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2022. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

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

COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding Cendant contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.

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

Our estimates of uncollectible amounts are based on the results of our static pool analysis which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs. There were no changes to the assumptions used in this model in 2022.

In March 2020, as a result of the COVID-19 pandemic’s impact on our owners’ ability to repay their contract receivables, we added an additional model that increased the allowance for loan losses by $225 million, representing 6% of gross VOCRs as of March 31, 2020. This additional model was based upon historical data on the relationship between unemployment rates and net new defaults. The model provided for the full estimated impact of a recession (approximately 15-20 months from the peak of unemployment) based on our historical data from the recession in 2008. Based upon improved performance in our portfolio (lower net new defaults) and improved unemployment rates, we reversed $111 million of the initial $225 million provision recorded in March 2020. After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, we have not had a COVID-19 related allowance since December 31, 2021. The allowance for loan losses is our most significant and complex estimate. Over the past five years, the year-end allowance as a percentage of gross VOCRs has ranged from 18.1% to 19.5% with the exception of 2020 which was 21.8% as a result of the impact of COVID-19. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for additional details of changes in the COVID-19 estimates and impacts to the financial statements.

Inventory. We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss) in order to retrospectively adjust the margin previously recorded subject to those estimates. There were no changes in these assumptions during 2022.

Impairment of Long-Lived Assets. We perform an annual review of our goodwill and other indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. There were no changes in the assumptions used in this analysis in 2022. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.

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

We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making, or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 18—Financial Instruments to the Consolidated Financial Statements. Our principal market exposures are interest rate and foreign currency rate risks.
•Our primary interest rate exposures as of December 31, 2022, are to interest rate fluctuations in LIBOR interest rates, asset-backed commercial paper interest rates, and SOFR interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that SOFR and asset-backed commercial paper rates will remain our primary market risk exposures. In the first quarter of 2023, we expect to exercise our option under our credit agreement to replace LIBOR with Term SOFR, subject to lender approval, as the benchmark rate governing our revolving credit facility and Term Loan B, which would eliminate our largest exposure to LIBOR based interest rates.
•Currently, we have debt agreements in place that reference LIBOR-based rates which contain standard LIBOR replacement benchmark language to SOFR for USD denominated debt. Although these LIBOR based obligations provide for alternative methods of calculating the related interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
•We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Euro, British pound sterling, Australian and Canadian dollars, Danish krone, and Mexican peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.

We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2022 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and $3 million increase or decrease in annual debt interest expense. We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2022. As of December 31, 2022, the absolute notional amount of our outstanding foreign exchange hedging instruments was $65 million. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2022 was $428 million in non-recourse debt and $574 million in corporate debt. A 100-basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $6 million increase or decrease in our annual debt interest expense.

The fair values of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities. We use a discounted cash flow model in determining the fair values of VOCRs. The primary assumptions used in determining fair value are prepayment speeds, estimated loss rates, and discount rates. We use a duration-based model in determining the impact of interest rate shifts on our debt and interest rate derivatives. The primary assumption used in these models is that a 10% increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

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

We used December 31, 2022 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows, and deficit for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Allowance for Loan Losses - Refer to Notes 2 and 9 in the financial statements
Critical Audit Matter Description
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
•We tested the effectiveness of controls over the Company’s static pool model, historical loss data, and the calculation of a loss rate.
•We evaluated the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions for the static pool model.
•We tested the accuracy and evaluated the relevance of the historical loss data as an input to the static pool model.
•We performed our own independent analyses using alternative assumptions to assess the reasonableness of the specific allowance models used by the Company.
•We evaluated the predictability of the Company’s models through analyzing the results of a look-back analysis.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 22, 2023

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues
Service and membership fees	$1,611	$1,502	$1,139
Vacation ownership interest sales	1,484	1,176	505
Consumer financing	406	404	467
Other	66	52	49
Net revenues	3,567	3,134	2,160
Expenses
Operating	1,603	1,359	1,130
Cost of vacation ownership interests	157	157	2
Consumer financing interest	79	81	101
General and administrative	479	434	398
Marketing	451	363	329
Depreciation and amortization	119	124	126
Restructuring	14	(1)	39
Asset impairments/(recoveries), net	10	(5)	52
COVID-19 related costs	2	4	88
Total expenses	2,914	2,516	2,265
Operating income/(loss)	653	618	(105)
Interest expense	195	198	192
Interest (income)	(6)	(3)	(7)
Other (income), net	(22)	(6)	(14)
Income/(loss) before income taxes	486	429	(276)
Provision/(benefit) for income taxes	130	116	(23)
Net income/(loss) from continuing operations	356	313	(253)
Gain/(loss) on disposal of discontinued business, net of income taxes	1	(5)	(2)
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$357	$308	$(255)

Basic earnings/(loss) per share
Continuing operations	$4.27	$3.62	$(2.95)
Discontinued operations	0.01	(0.06)	(0.02)
	$4.28	$3.56	$(2.97)
Diluted earnings/(loss) per share
Continuing operations	$4.23	$3.58	$(2.95)
Discontinued operations	0.01	(0.06)	(0.02)
	$4.24	$3.52	$(2.97)
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$357	$308	$(255)

Foreign currency translation adjustments, net of tax	(31)	(32)	37
Defined benefit pension plans, net of tax	—	—	(1)
Other comprehensive (loss)/income, net of tax	(31)	(32)	36
Comprehensive income/(loss) attributable to Travel + Leisure Co. shareholders	$326	$276	$(219)

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2022	2021
Assets
Cash and cash equivalents	$550	$369
Restricted cash (VIE - $83 as of 2022 and $84 as of 2021)	138	128
Trade receivables, net	160	131
Vacation ownership contract receivables, net (VIE - $2,164 as of 2022 and $2,061 as of 2021)	2,370	2,309
Inventory	1,193	1,216
Prepaid expenses	202	227
Property and equipment, net	658	689
Goodwill	955	961
Other intangibles, net	207	219
Other assets	324	339
Total assets	$6,757	$6,588
Liabilities and (deficit)
Accounts payable	$65	$62
Accrued expenses and other liabilities	876	939
Deferred income	399	382
Non-recourse vacation ownership debt (VIE)	1,973	1,934
Debt	3,669	3,379
Deferred income taxes	679	686
Total liabilities	7,661	7,382
Commitments and contingencies (Note 19)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 222,895,523 issued as of 2022 and 222,250,970 as of 2021	2	2
Treasury stock, at cost – 144,499,361 shares as of 2022 and 136,320,631 shares as of 2021	(6,886)	(6,534)
Additional paid-in capital	4,242	4,192
Retained earnings	1,808	1,587
Accumulated other comprehensive loss	(79)	(48)
Total stockholders’ (deficit)	(913)	(801)
Noncontrolling interest	9	7
Total (deficit)	(904)	(794)
Total liabilities and (deficit)	$6,757	$6,588

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income/(loss)	$357	$308	$(255)
(Gain)/loss on disposal of discontinued business, net of income taxes	(1)	5	2
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	302	129	415
Depreciation and amortization	119	124	126
Stock-based compensation	45	32	20
Non-cash interest	19	22	23
Non-cash lease expense	16	17	23
Asset impairments/(recoveries), net	10	(5)	52
Deferred income taxes	(4)	(39)	(88)
Other, net	8	1	(9)
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	(28)	(15)	30
Vacation ownership contract receivables	(373)	35	237
Inventory	31	(6)	(119)
Prepaid expenses	23	(24)	15
Other assets	(23)	32	23
Accounts payable, accrued expenses, and other liabilities	(71)	24	(21)
Deferred income	12	(72)	(100)
Net cash provided by operating activities	442	568	374
Investing activities
Property and equipment additions	(52)	(57)	(69)
Acquisitions	(2)	(37)	—
Proceeds from asset sales	8	—	—
Other, net	1	1	9
Net cash used in investing activities - continuing operations	(45)	(93)	(60)
Net cash used in investing activities - discontinued operations	(5)	—	(5)
Net cash used in investing activities	(50)	(93)	(65)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,648	1,419	1,563
Principal payments on non-recourse vacation ownership debt	(1,601)	(1,713)	(1,896)
Proceeds from debt	240	10	1,062
Principal payments on debt	(246)	(562)	(519)
Proceeds from notes issued and term loan	293	643	643
Repayment of notes	(3)	(903)	(43)
Repurchase of common stock	(351)	(25)	(128)
Dividends to shareholders	(135)	(109)	(138)
Payment of deferred acquisition consideration	(19)	(30)	(11)
Debt issuance/modification costs	(19)	(20)	(20)
Net share settlement of incentive equity awards	(7)	(9)	(2)
Repayments of vacation ownership inventory arrangement	(6)	—	(16)
Proceeds from issuance of common stock	10	11	7
Net cash (used in)/provided by financing activities	(196)	(1,288)	502
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(7)	4
Net change in cash, cash equivalents and restricted cash	191	(820)	815
Cash, cash equivalents and restricted cash, beginning of period	497	1,317	502
Cash, cash equivalents and restricted cash, end of period	688	497	1,317
Less: Restricted cash	138	128	121
Cash and cash equivalents	$550	$369	$1,196
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2019	88.1	$2	$(6,383)	$4,118	$1,785	$(52)	$6	$(524)
Net loss	—	—	—	—	(255)	—	—	(255)
Other comprehensive income	—	—	—	—	—	36	—	36
Issuance of shares for RSU vesting	0.2	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Employee stock purchase program issuances	0.2	—	—	7	—	—	—	7
Change in stock-based compensation	—	—	—	20	—	—	—	20
Repurchase of common stock	(3.1)	—	(125)	—	—	—	—	(125)
Dividends ($1.60 per share)	—	—	—	—	(140)	—	—	(140)
Acquisition of a business	0.5	—	—	14	—	—	—	14
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Balance as of December 31, 2020	85.9	2	(6,508)	4,157	1,390	(16)	7	(968)
Net income	—	—	—	—	308	—	—	308
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Employee stock purchase program issuances	0.1	—	—	8	—	—	—	8
Change in stock-based compensation	—	—	—	32	—	—	—	32
Repurchase of common stock	(0.5)	—	(26)	—	—	—	—	(26)
Dividends ($1.25 per share)	—	—	—	—	(111)	—	—	(111)
Balance as of December 31, 2021	85.9	2	(6,534)	4,192	1,587	(48)	7	(794)
Net income	—	—	—	—	357	—	—	357
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)
Issuance of shares for RSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Employee stock purchase program issuances	0.3	—	—	9	—	—	—	9
Change in stock-based compensation	—	—	—	45	—	—	—	45
Repurchase of common stock	(8.2)	—	(352)	—	—	—	—	(352)
Dividends ($1.60 per share)	—	—	—	—	(136)	—	—	(136)
Non-controlling interest ownership change	—	—	—	—	—	—	2	2
Other	—	—	—	3	—	—	—	3
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)

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

The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Wyndham Destinations business line. Due to changes in organizational structure in the second quarter of 2022, the management of the Extra Holidays business was transitioned to the Vacation Ownership segment. As such, the Company reclassified the results of the Extra Holidays business, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change.

The Travel and Membership segment operates a variety of travel businesses, including three vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Exchange and Travel Club business lines.

Impact of COVID-19
The results of operations for the years ended December 31, 2022, 2021, and 2020 include impacts related to the novel coronavirus global pandemic (“COVID-19”). These COVID-19 impacts were significantly negative for the travel industry, the Company, its customers, and employees during the earlier stages of the pandemic, but had a substantially lower impact during 2022. See Note 24—COVID-19 Related Items for additional details on the impact COVID-19 had on the Company.

Basis of Presentation
The accompanying Consolidated Financial Statements in this Annual Report on Form 10-K include the accounts and transactions of Travel + Leisure Co., as well as the entities in which Travel + Leisure Co. directly or indirectly has a controlling financial interest. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany balances and transactions have been eliminated in the Consolidated Financial Statements. In addition, prior period segment results have been updated to reflect the aforementioned reclassification of the Extra Holidays business into the Vacation Ownership segment.

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

RESTRICTED CASH
The largest portion of the Company’s restricted cash relates to securitizations. The remaining portion is comprised of escrow deposits and insurance funds on deposit.

Securitizations. In accordance with the contractual requirements of the Company’s various vacation ownership contract receivables (“VOCR”) securitizations, a dedicated lockbox account, subject to a blocked control agreement, is established for each securitization. At each month end, the total cash in the collection account from the previous month is analyzed and a monthly servicer report is prepared by the Company. This report details how much cash should be remitted to the note holders for principal and interest payments, and any cash remaining is transferred by the trustee to the Company. Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2022 and 2021, restricted cash for securitizations totaled $83 million and $84 million.

Escrow Deposits. Laws in most United States (“U.S.”) states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s Travel and Membership businesses. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $48 million and $42 million as of December 31, 2022 and 2021.

Funds on Deposit. The Company operates a captive insurance company which provides property insurance to Travel + Leisure Co. and its affiliates. Amounts received are maintained by a third party and released from this account as necessary to pay claims. Funds on deposit were $7 million and $2 million as of December 31, 2022 and 2021.

RECEIVABLE VALUATION
Trade receivables
The Company provides for estimated bad debts based on its assessment of the ultimate ability to realize receivables, considering historical collection experience, the economic environment, and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity from continuing operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$199	$221	$154
Bad debt expense	83	127	125
Write-offs	(114)	(149)	(58)
Ending balance	$168	$199	$221

Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of Income/(Loss). The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCRs. Due to the economic disruption resulting from COVID-19, during 2020 the Company estimated an additional loan loss allowance related to the impacts on its owners’ ability to repay their contract receivables. For additional details on the Company’s vacation ownership contract receivables, including information on the related allowances and the impact of COVID-19, see Note 9—Vacation Ownership Contract Receivables.

INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost and VOI revenue, including estimated future revenue, incorporating factors such as changes in prices and the recovery of VOIs, generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period as a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. There was no capitalized interest applied to inventory during 2022 and 2021. Capitalized interest related to inventory was less than $1 million during 2020.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of Income/(Loss), is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, up to 30 years for vacation rental properties, and range from three to seven years for furniture, fixtures and equipment.

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

The net carrying value of software developed or obtained for internal use was $145 million and $156 million as of December 31, 2022 and 2021. Capitalized interest was $1 million, less than $1 million, and $1 million during 2022, 2021, and 2020.

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

INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2022 and 2021. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.

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

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred. Advertising costs were $30 million, $33 million, and $26 million in 2022, 2021, and 2020.

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

Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments/(recoveries), net on the Consolidated Statements of Income/(Loss). The Company has goodwill recorded at reporting units comprising its Vacation Ownership and Travel and Membership reportable segments. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2022 and determined that no impairment exists.

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

ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2022, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions or the outcome of negotiations with third parties.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 - Business Combinations. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. The Company early adopted this guidance during 2022, and it did not have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Government Assistance. In November 2021, FASB issued guidance which requires business entities to provide certain disclosures when they have received government assistance and used a grant or contribution accounting model by analogy to other accounting guidance. The guidance became effective for financial statements issued for annual periods beginning after December 15, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.

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

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income/(Loss). Property management revenues, which are comprised of management fee revenue and reimbursable revenue, were (in millions) (a):

	Year Ended December 31,
	2022	2021	2020
Management fee revenue	$413	$378	$343
Reimbursable revenues	350	313	252
Property management revenues	$763	$691	$595

(a)Reflects the impact of reclassifying the Extra Holidays business from the Travel and Membership segment to the Vacation Ownership segment.

One of the associations that the Company manages paid its Travel and Membership segment $31 million for exchange services during 2022, $30 million during 2021, and $27 million during 2020.

Travel and Membership
Travel and Membership derives a majority of its revenues from membership dues and fees for facilitating members’ trading of their timeshare intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations for travel club members. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.

As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products.

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Revenues from other vacation exchange-related product fees are deferred and recognized upon the occurrence of a future exchange, event, or other related transaction.

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

Other Items
The Company records property management service revenues for its Vacation Ownership segment and RCI Elite Rewards revenues for its Travel and Membership segment gross as a principal.

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	As of December 31,
	2022	2021
Deferred subscription revenue	$164	$166
Deferred VOI trial package revenue	101	85
Deferred VOI incentive revenue	70	55
Deferred exchange-related revenue (a)	53	61
Deferred co-branded credit card programs revenue	9	12
Deferred other revenue	3	3
Total	$400	$382

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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$382	$448	$539
Additions	273	247	223
Revenue recognized	(255)	(313)	(314)
Ending balance	$400	$382	$448

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of December 31, 2022 and 2021, these capitalized costs were $35 million and $28 million and are included within Other assets on the Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2022, these capitalized costs were $18 million, of which $11 million was included in Prepaid expenses and $7 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2021, these capitalized costs were $19 million, of which $11 million was included in Prepaid expenses and $8 million was included in Other assets on the Consolidated Balance Sheets.

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

	2023	2024	2025	Thereafter	Total
Subscription revenue	$95	$38	$16	$15	$164
VOI trial package revenue	94	3	2	2	101
VOI incentive revenue	70	—	—	—	70
Exchange-related revenue	50	3	—	—	53
Co-branded credit card programs revenue	3	3	3	—	9
Other revenue	3	—	—	—	3
Total	$315	$47	$21	$17	$400

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions) (a):

	Year Ended December 31,
	2022	2021	2020
Vacation Ownership
Vacation ownership interest sales (b)	$1,484	$1,176	$505
Property management fees and reimbursable revenues	763	691	595
Consumer financing	406	404	467
Fee-for-Service commissions	116	101	22
Ancillary revenues	66	51	48
Total Vacation Ownership	2,835	2,423	1,637

Travel and Membership
Transaction revenues	519	503	292
Subscription revenues	184	176	160
Ancillary revenues	32	35	76
Total Travel and Membership	735	714	528

Corporate and other
Eliminations	(3)	(3)	(5)
Total Corporate and other	(3)	(3)	(5)

Net revenues	$3,567	$3,134	$2,160

(a)This table reflects the reclassification of the Extra Holidays business from the Travel and Membership segment into the Vacation Ownership segment for all periods presented. The Extra Holidays business revenue is included within Property management fees and reimbursable revenues.
(b)The Company increased its loan loss allowance by $205 million during 2020, due to an expected increase in net new defaults driven by higher unemployment associated with COVID-19, which is reflected as a reduction to Vacation ownership interest sales on the Consolidated Statements of Income/(Loss). During 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, resulting in the release of $91 million which is reflected as an increase in Vacation ownership interest sales on the Consolidated Statements of Income/(Loss).

4.    Earnings/(Loss) Per Share
The computations of basic and diluted earnings/(loss) per share (“EPS”) are based on Net income/(loss) attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income/(loss) from continuing operations attributable to Travel + Leisure Co. shareholders	$356	$313	$(253)
Gain/(loss) on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	1	(5)	(2)
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$357	$308	$(255)

Basic earnings/(loss) per share (a)
Continuing operations	$4.27	$3.62	$(2.95)
Discontinued operations	0.01	(0.06)	(0.02)
	$4.28	$3.56	$(2.97)
Diluted earnings/(loss) per share (a)
Continuing operations	$4.23	$3.58	$(2.95)
Discontinued operations	0.01	(0.06)	(0.02)
	$4.24	$3.52	$(2.97)

Basic weighted average shares outstanding	83.4	86.5	86.1
RSUs (b), PSUs (c) and NQs (d)	0.8	0.8	—
Diluted weighted average shares outstanding (e)	84.2	87.3	86.1

Dividends:
Cash dividends per share (f)	$1.60	$1.25	$1.60
Aggregate dividends paid to shareholders	$135	$109	$138

(a)Earnings/(loss) per share amounts are calculated using whole numbers.
(b)Excludes 0.7 million, 0.4 million, and 1.1 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2022, 2021, and 2020, of which 0.2 million would have been dilutive during 2020 had the Company not been in a net loss position. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.5 million, 0.4 million, and 0.3 million for the years 2022, 2021, and 2020, as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.6 million, 1.4 million, and 2.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the years 2022, 2021, and 2020. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)During 2022, the Company paid cash dividends of $0.40 per share for all four quarters. During 2021, the Company paid cash dividends of $0.30 per share for the first, second, and third quarters, and $0.35 per share for the fourth quarter. The Company paid cash dividends of $0.50 per share for the first and second quarters, and $0.30 per share for the third and fourth quarters of 2020.

Share Repurchase Program
During 2022, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $500 million. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. As of December 31, 2022, the Company had $477 million of remaining availability under this program.

The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2021	111.8	$5,753
Repurchases	8.2	351
As of December 31, 2022	120.0	$6,104

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

2022 ACQUISITIONS
Other. During the third quarter of 2022, the Company completed a business acquisition at its Travel and Membership segment for $2 million. The preliminary purchase price allocations resulted in the recognition of (i) $1 million of definite lived intangibles with a weighted average life of seven years (ii) $1 million of goodwill; and (iii) $1 million of deferred other revenue.

2021 ACQUISITIONS
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing and is reflected as cash used in Investing activities on the Consolidated Statements of Cash Flows. The Company made additional payments of $20 million in each of 2021 and 2022, the majority of which is reflected as cash used in Financing activities on the Consolidated Statements of Cash Flows. The remaining payments are to be completed by June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

2019 ACQUISITIONS
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of Alliance Reservations Network (“ARN”). ARN, which is reported within the Travel and Membership segment, provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired). The fair value of purchase consideration was comprised of: (i) $48 million paid in cash at closing and $11 million paid in each of 2020 and 2021; (ii) $24 million of Travel + Leisure Co. stock (721,450 shares at a weighted average price per share of $32.51); and (iii) $10 million of contingent consideration based on achieving certain financial and operational metrics.

During 2022, the Company reduced its accrual for contingent consideration by $10 million to reflect the fair value based on expected performance. This amount was included within Other income, net on the Consolidated Statements of Income/(Loss).

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

During 2022, the Company had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows which included $6 million related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business (see Note 27—Transactions with Former Parent and Former Subsidiaries for additional details) partially offset by $1 million of tax refunds related to various pre-sale tax items included in Gain/(loss) on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income/(Loss).

During 2021, the Company recognized a loss on disposal of discontinued business, net of income taxes of $5 million as a result of entering into a settlement agreement for post-closing adjustment claims related to the sale of the European vacation rentals business. See Note 27—Transactions with Former Parent and Former Subsidiaries for additional information. The Company had no cash flow activity related to discontinued operations during 2021.

During 2020, the Company recognized a $2 million loss on disposal of discontinued business, net of income taxes resulting from a tax audit related to the European vacation rentals business and had $5 million of Net cash used in investing activities from discontinued operations for the year ended December 31, 2020 associated with the sale of the European vacation rentals business.

The Company does not expect to incur significant ongoing gains and/or losses for the aforementioned discontinued operations.

7.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$955			$961
Trademarks (a)	$144			$146
Amortized Intangible Assets:
Customer lists (b)	$75	$37	$38	$75	$31	$44
Management agreements (c)	50	35	15	52	34	18
Trademarks (d)	9	6	3	8	5	3
Other (e)	8	1	7	8	—	8
	$142	$79	$63	$143	$70	$73

(a)Comprised of trademarks and trade names the Company has acquired that are expected to generate future cash flows for an indefinite period of time. During 2022, the Company recorded a $2 million trade name impairment at the Travel and Membership segment.
(b)Amortized between 4 to 15 years with a weighted average life of 12 years.
(c)Amortized between 5 to 25 years with a weighted average life of 17 years.
(d)Amortized between 7 to 8 years with a weighted average life of 8 years.
(e)Includes business contracts, which are amortized between 10 to 69 years with a weighted average life of 58 years.

Goodwill
During the fourth quarters of 2022, 2021, and 2020, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2021	Goodwill Acquired During 2022	Foreign Exchange	Balance as of December 31, 2022
Travel and Membership	$934	$1	$(7)	$928
Vacation Ownership	27	—	—	27
Total Company	$961	$1	$(7)	$955

Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income/(Loss) and was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Customer lists	$6	$6	$6
Management agreements	1	3	3
Other	2	—	1
Total	$9	$9	$10

Based on the Company’s amortizable intangible assets as of December 31, 2022, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2023	$9
2024	8
2025	8
2026	8
2027	7

8.    Income Taxes
The income tax provision/(benefit) attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$83	$111	$42
State	23	27	12
Foreign	28	17	11
	134	155	65
Deferred
Federal	2	(38)	(82)
State	(6)	(2)	(3)
Foreign	—	1	(3)
	(4)	(39)	(88)
Provision/(benefit) for income taxes	$130	$116	$(23)

Pre-tax income/(loss) for domestic and foreign operations attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$326	$314	$(326)
Foreign	160	115	50
Income/(loss) before income taxes	$486	$429	$(276)

Deferred income tax assets and liabilities were comprised of the following (in millions):

	As of December 31,
	2022	2021
Deferred income tax assets:
Provision for doubtful accounts and loan loss allowance for vacation ownership contract receivables	$179	$180
Foreign tax credit carryforward	69	77
Accrued liabilities and deferred income	76	76
Other comprehensive income	78	73
Net operating loss carryforward	33	33
Tax basis differences in assets of foreign subsidiaries	12	11
Other	88	89
Valuation allowance (a)	(151)	(156)
Deferred income tax assets	384	383

Deferred income tax liabilities:
Installment sales of vacation ownership interests	701	700
Depreciation and amortization	220	227
Other comprehensive income	57	53
Estimated VOI recoveries	47	46
Other	15	18
Deferred income tax liabilities	1,040	1,044
Net deferred income tax liabilities	$656	$661

Reported in:
Other assets	$23	$25
Deferred income taxes	679	686
Net deferred income tax liabilities	$656	$661

(a)     The valuation allowance of $151 million at December 31, 2022, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $52 million, $20 million, and $79 million. The valuation allowance of $156 million at December 31, 2021, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $56 million, $21 million, and $79 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

As of December 31, 2022, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses of $17 million and $14 million. The state net operating losses are due to expire at various dates, but no later than 2042 for those that cannot be carried forward indefinitely. The majority of the foreign net operating losses can be carried forward indefinitely. As of December 31, 2022, the Company had $69 million of foreign tax credits. These foreign tax credits expire between the 2022 and 2032 tax years.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.4	4.5	(0.9)
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.0)	(3.2)	(0.9)
Taxes on foreign income, net of tax credits	3.1	3.5	0.2
Valuation allowance	(0.2)	1.8	(7.1)
Installment sale interest	1.1	1.3	(0.8)
Other	1.3	(1.9)	(3.2)
	26.7%	27.0%	8.3%

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$27	$26	$29
Increases related to tax positions taken during a prior period	—	2	—
Increases related to tax positions taken during the current period	2	2	2
Decreases related to tax positions taken during a prior period	(3)	—	(2)
Decreases as a result of a lapse of the applicable statute of limitations	(1)	(3)	(3)
Ending balance	$25	$27	$26

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $20 million, $22 million, and $22 million as of December 31, 2022, 2021, and 2020. The Company records potential penalties and interest as a component of Provision/(benefit) for income taxes on the Consolidated Statements of Income/(Loss) related to these unrecognized tax benefits. During 2022, penalties and interest decreased by $1 million. During 2021 and 2020 penalties and interest increased by $1 million in each respective year. The Company had a liability for potential penalties of $4 million as of December 31, 2022, 2021, and 2020, and potential interest of $10 million, $11 million, and $10 million as of December 31, 2022, 2021, and 2020. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets.

The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2 million within 12 months of the current reporting date due to the expiration of certain statutes of limitations. The Company does not expect other changes to the unrecognized tax benefits balance to be significant.

The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2019 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, generally years prior to 2015 are no longer subject to income tax examinations by their respective tax authorities.

The Company asserts that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2022. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

The Company made cash income tax payments, net of refunds, of $153 million, $110 million, and $50 million during 2022, 2021, and 2020. In addition, the Company made cash income tax payments, net of refunds, of $8 million during 2020 related to discontinued operations. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Cendant and Wyndham Hotels.

9.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	As of December 31,
	2022	2021
Vacation ownership contract receivables:
Securitized (a)	$2,164	$2,061
Non-securitized (b)	747	758
Vacation ownership contract receivables, gross	2,911	2,819
Less: allowance for loan losses	541	510
Vacation ownership contract receivables, net	$2,370	$2,309

(a)Excludes $17 million of accrued interest on VOCRs as of both December 31, 2022 and 2021, which are included in Trade receivables, net on the Consolidated Balance Sheets.

(b)Excludes $7 million and $5 million of accrued interest on VOCRs as of December 31, 2022 and 2021, which are included in Trade receivables, net on the Consolidated Balance Sheets.

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2022, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2023	$208	$80	$288
2024	222	81	303
2025	234	89	323
2026	244	94	338
2027	237	97	334
Thereafter	1,019	306	1,325
	$2,164	$747	$2,911

During 2022, 2021, and 2020, the Company’s securitized VOCRs generated interest income of $292 million, $304 million, and $391 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income/(Loss).

During 2022, 2021, and 2020, the Company had net VOCR originations of $1.14 billion, $780 million, and $481 million and received principal collections of $771 million, $815 million, and $718 million. The weighted average interest rate on outstanding VOCRs was 14.6%, 14.5%, and 14.4% during 2022, 2021, and 2020.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

Amount
Allowance for loan losses as of December 31, 2019	$747
Provision for loan losses, net	415
Contract receivables write-offs, net	(469)
Allowance for loan losses as of December 31, 2020	693
Provision for loan losses, net	129
Contract receivables write-offs, net	(312)
Allowance for loan losses as of December 31, 2021	510
Provision for loan losses, net	302
Contract receivables write-offs, net	(271)
Allowance for loan losses as of December 31, 2022	$541

Due to the economic downturn resulting from COVID-19 during the first quarter of 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of current and projected unemployment rates at that time, the Company recorded a COVID-19 related allowance for loan losses. The Company based its COVID-19 loan loss estimate upon historical data on the relationship between unemployment rates and net new defaults observed during the most recent recession in 2008. This allowance consisted of a $225 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales, and $55 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). Since the first quarter of 2020, the Company has performed quarterly evaluations of the impact of COVID-19 on its owners’ ability to repay contract receivables and, as a result of improvements in net new defaults and lower than expected unemployment rates, reduced this allowance. The total impact of COVID-19 on owners’ ability to repay contract receivables for the year ended December 31, 2020, is reflected as a $205 million reduction to Vacation ownership interest sales and a $48 million reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). During 2021 the Company released a portion of its COVID-19 related allowance which is reflected as a $91 million increase to Vacation ownership interest sales and a $33 million increase to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). After considering write-offs and the allowance for remaining likely defaults associated with loans that were granted payment deferrals, the Company has not had a COVID-19 related allowance since December 31, 2021.

The Company recorded net provisions for loan losses of $302 million and $129 million as a reduction of net revenues during the years ended December 31, 2022 and 2021, inclusive of the aforementioned COVID-19 related adjustments.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,674	$700	$93	$142	$143	$2,752
31 - 60 days	24	32	11	5	1	73
61 - 90 days	16	20	7	2	—	45
91 - 120 days	12	17	10	2	—	41
Total (a)	$1,726	$769	$121	$151	$144	$2,911

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,630	$734	$98	$72	$169	$2,703
31 - 60 days	17	24	10	3	1	55
61 - 90 days	9	12	7	1	—	29
91 - 120 days	9	12	9	1	1	32
Total (a)	$1,665	$782	$124	$77	$171	$2,819

(a)Includes contracts under temporary deferment (up to 180 days) of $7 million as of December 31, 2021. There were no contracts under temporary deferment as of December 31, 2022.

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$745	$291	$19	$87	$52	$1,194
2021	275	149	30	8	19	481
2020	134	60	12	5	15	226
2019	198	97	23	16	21	355
2018	162	74	16	13	14	279
Prior	212	98	21	22	23	376
Total	$1,726	$769	$121	$151	$144	$2,911

	As of December 31, 2021
	700+	600-699	<600	No Score	Asia Pacific	Total
2021	$534	$221	$11	$11	$38	$815
2020	224	105	17	6	38	390
2019	324	168	37	19	33	581
2018	234	117	25	14	24	414
2017	157	76	15	11	14	273
Prior	192	95	19	16	24	346
Total	$1,665	$782	$124	$77	$171	$2,819

10.    Inventory
Inventory consisted of the following (in millions):

	As of December 31,
	2022	2021
Completed VOI inventory	$982	$998
Estimated VOI recoveries	192	187
VOI construction in process	14	13
Vacation exchange credits and other	4	4
Land held for VOI development	1	1
Inventory sold subject to repurchase	—	13
Total inventory	$1,193	$1,216

As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $19 million and $75 million during 2022 and 2021.

During 2020, as a result of resort closures and cancellations surrounding COVID-19, the Company recorded a $48 million reduction to exchange inventory consisting of costs previously incurred by RCI to provide enhanced out-of-network travel options to members. The write-off was included within Operating expenses on the Consolidated Statements of Income/(Loss). The Company utilized the remaining inventory to maximize exchange supply for its members.

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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Atlanta (a) (b)	Las Vegas (a)	Moab (a)	Orlando (a)	Other (c)	Total
December 31, 2020	$—	$13	$31	$22	$17	$83
Purchases	—	2	25	2	70	99
Payments	—	(2)	(56)	(24)	(86)	(168)
December 31, 2021	—	13	—	—	1	14
Purchases	67	52	—	—	56	175
Payments	(67)	(35)	—	—	(50)	(152)
December 31, 2022	$—	$30	$—	$—	$7	$37

(a)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(b)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia, acquired from a third-party developer.
(c)Included in Accounts payable on the Consolidated Balance Sheets.

In connection with an inventory sale transaction, the Company has committed to repurchase completed property located in Las Vegas, Nevada, from a third-party developer. The maximum potential future payments that the Company may be required to make under this commitment was $30 million as of December 31, 2022.

11.    Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	As of December 31,
	2022	2021
Capitalized software	$724	$707
Building and leasehold improvements (a)	671	653
Furniture, fixtures and equipment	192	204
Land	30	30
Finance leases	27	20
Construction in progress	8	18
Total property and equipment	1,652	1,632
Less: accumulated depreciation and amortization	994	943
Property and equipment, net	$658	$689

(a)Includes $242 million and $225 million of unregistered VOI inventory as of December 31, 2022 and 2021.

During 2022, 2021, and 2020, the Company recorded depreciation and amortization expense of $110 million, $115 million, and $117 million related to property and equipment. As of December 31, 2022 and 2021, the Company had accrued capital expenditures of $4 million and $1 million.

12. Leases
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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$23	$22	$30

Short-term lease cost	$13	$13	$14

Finance lease cost:
Amortization of right-of-use assets	$5	$4	$3
Interest on lease liabilities	1	—	—
Total finance lease cost	$6	$4	$3

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

		As of December 31,
	Balance Sheet Classification	2022	2021
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$62	$79
Operating lease liabilities	Accrued expenses and other liabilities	$111	$136

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$12	$10
Finance lease liabilities	Debt	$11	$9

Weighted Average Remaining Lease Term:
Operating leases		5.6 years	6.4 years
Finance leases		2.7 years	2.6 years
Weighted Average Discount Rate:
Operating leases (b)		5.9%	5.8%
Finance leases		5.4%	4.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32	$36	$36
Operating cash outflows from finance leases	1	—	—
Financing cash outflows from finance leases	6	4	4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$7	$3
Finance leases	8	6	6

The table below presents maturities of lease liabilities as of December 31, 2022 (in millions):

	Operating Leases	Finance Leases
2023	$31	$6
2024	29	4
2025	24	2
2026	14	1
2027	13	—
Thereafter	21	—
Total minimum lease payments	132	13
Less: amount of lease payments representing interest	(21)	(2)
Present value of future minimum lease payments	$111	$11

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

13.    Other Assets
Other assets consisted of the following (in millions):

	As of December 31,
	2022	2021
Non-trade receivables, net	$65	$57
Right-of-use assets	62	79
Deferred costs	49	53
Capitalized contract costs (a)	42	36
Deferred tax asset	23	25
Deposits	22	20
Investments	18	21
Marketable securities	12	27
Derivatives	12	2
Tax receivables	3	5
Other	16	14
	$324	$339

(a)Includes certain direct and incremental selling costs in connection with VOI trial package, incentive, subscription, and exchange–related revenues. See Note 3—Revenue Recognition for additional details.

14.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in millions):

	As of December 31,
	2022	2021
Accrued payroll and related costs	$214	$209
Lease liabilities (a)	111	136
Accrued taxes	80	106
Guarantees	68	67
Accrued interest	52	53
Resort related obligations	45	54
Payables associated with separation and sale of business activities	41	39
Accrued advertising and marketing	38	34
Inventory sale obligation (b)	30	13
Restructuring liabilities (c)	26	22
Deferred consideration	24	52
Accrued VOI maintenance fees	21	29
Accrued legal and professional fees	21	21
Derivative contract liabilities	13	1
Customer advances	12	10
Accrued legal settlements	3	19
Accrued other	77	74
	$876	$939

(a)See Note 12—Leases for details.
(b)See Note 10—Inventory for details.
(c)See Note 26—Restructuring for details.

15.    Debt
The Company’s indebtedness consisted of the following (in millions):

	As of December 31,
	2022	2021
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,545	$1,614
USD bank conduit facility (due July 2024) (c)	321	190
AUD/NZD bank conduit facility (due December 2024) (d)	107	130
Total	$1,973	$1,934

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$—	$—
$300 million secured term loan B (due May 2025) (g)	286	288
$300 million secured incremental term loan B (due December 2029) (h)	288	—
$400 million 3.90% secured notes (due March 2023) (i)	400	401
$300 million 5.65% secured notes (due April 2024)	299	299
$350 million 6.60% secured notes (due October 2025) (j)	346	345
$650 million 6.625% secured notes (due July 2026)	645	643
$400 million 6.00% secured notes (due April 2027) (k)	406	407
$650 million 4.50% secured notes (due December 2029)	642	641
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	11	9
Total	$3,669	$3,379

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities (“SPEs”), the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.29 billion and $2.17 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2022 and 2021.

(b)The carrying amounts of the term notes are net of deferred financing costs of $18 million as of both December 31, 2022 and 2021.
(c)The Company has a borrowing capacity of $600 million under the USD bank conduit facility through July 2024. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than August 2025.
(d)The Company has a borrowing capacity of 200 million Australian dollars (“AUD”) and 25 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through December 2024. Borrowings under this facility are required to be repaid no later than January 2027.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $23 million and $20 million as of December 31, 2022 and 2021, and net of unamortized debt financing costs of $10 million and $8 million as of December 31, 2022 and 2021.
(f)The weighted average effective interest rate on borrowings from this facility was 7.53% and 3.19% as of December 31, 2022 and 2021.
(g)The weighted average effective interest rate on borrowings from this facility was 4.01% and 2.39% as of December 31, 2022 and 2021.
(h)The weighted average effective interest rate on borrowings from this facility was 8.24% as of December 31, 2022.
(i)Includes less than $1 million and $2 million of unamortized gains from the settlement of a derivative as of December 31, 2022 and 2021.
(j)Includes $3 million and $4 million of unamortized losses from the settlement of a derivative as of December 31, 2022 and 2021.
(k)Includes $7 million and $9 million of unamortized gains from the settlement of a derivative as of December 31, 2022 and 2021.

Maturities and Capacity
The Company’s outstanding indebtedness as of December 31, 2022, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$218	$411	$629
Between 1 and 2 years	219	309	528
Between 2 and 3 years	511	631	1,142
Between 3 and 4 years	214	648	862
Between 4 and 5 years	200	408	608
Thereafter	611	1,262	1,873
	$1,973	$3,669	$5,642

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of December 31, 2022, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$752	$1,000
Less: outstanding borrowings	428	—
Available capacity	$324	$1,000

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
(b)Consists of the Company’s $1.0 billion secured revolving credit facility.

Non-recourse Vacation Ownership Debt
As discussed in Note 16—Variable Interest Entities, the Company issues debt through the securitization of VOCRs.

Sierra Timeshare 2022-1 Receivables Funding, LLC. On March 23, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-1 Receivables Funding LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 3.84%. The advance rate for this transaction was 98%. As of December 31, 2022, the Company had $170 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2022-2 Receivables Funding LLC. On July 21, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-2 Receivables Funding LLC, with an initial principal amount of $275 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.7%. The advance rate for this transaction was 90.5%. As of December 31, 2022, the Company had $205 million of outstanding borrowings under these term notes, net of debt issuance costs.

Sierra Timeshare 2022-3 Receivables Funding LLC. On October 20, 2022, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2022-3 Receivables Funding LLC, with an initial principal amount of $250 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.91%. The advance rate for this transaction was 87.5%. As of December 31, 2022, the Company had $220 million of outstanding borrowings under these term notes, net of debt issuance costs.

Term Notes. In addition to the 2022 term notes described above, as of December 31, 2022, the Company had $950 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2021. The Company’s non-recourse term notes include fixed and floating rate term notes for which the weighted average interest rate was 4.2%, 3.9%, and 4.5% during 2022, 2021, and 2020.

USD bank conduit facility. On March 4, 2022, the Company renewed its USD timeshare receivables conduit facility, extending the end of the commitment period from October 2022 to July 2024. The renewal included a reduction of the USD borrowing capacity from $800 million to $600 million. This capacity reduction was made in an effort to reduce fees associated with unused capacity. The facility bears interest based on a mixture of variable commercial paper rates plus a spread for certain participating banks and the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus a spread for other participating banks. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, no later than August 2025. As of December 31, 2022, the Company had $321 million of outstanding borrowings under this facility.

AUD/NZD bank conduit facility. On December 21, 2022, the Company renewed its AUD/NZD timeshare receivables conduit facility, extending the end of the commitment period from April 2023 to December 2024. The renewal included a reduction of the AUD borrowing capacity from A$250 million to A$200 million and a reduction of the NZD borrowing capacity from NZ$48 million to NZ$25 million. These capacity reductions were made in an effort to reduce fees associated with unused capacity. The facility is secured by VOCRs and bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 2.0%. Borrowings under this facility are required to be repaid no later than January 2027. As of December 31, 2022, the Company had $107 million of outstanding borrowings under this facility.

As of December 31, 2022, the Company’s non-recourse vacation ownership debt of $1.97 billion was collateralized by $2.29 billion of underlying gross VOCRs and related assets. Additional usage of the Company’s non-recourse bank conduit facilities is subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 4.2%, 4.0%, and 4.2% during 2022, 2021, and 2020.

Debt
$1.0 billion Revolving Credit Facility and $300 million Term Loan B. The Company has a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for senior secured credit facilities in the amount of $1.3 billion, consisting of the secured term loan B of $300 million maturing in 2025 and a secured revolving facility of $1.0 billion maturing in 2026. As of December 31, 2022, the Company’s interest rate per annum applicable to term loan B is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the revolving credit facility is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or LIBOR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Travel + Leisure Co. and its restricted subsidiaries. The LIBOR rate with respect to either term loan B or the revolving credit facility borrowings are subject to a floor of 0.00%. The Company is also subject to a commitment fee for the unused portion of its revolving credit facility. This fee is based upon the first-lien leverage ratio and ranges from 0.25% to 0.35% per annum of the unused balance.

As of December 31, 2022, the security agreement that exists in connection with the credit agreement names Bank of America N.A. as collateral agent on behalf of the secured parties (as defined in the security agreement), and has been in force since May 31, 2018. The security agreement grants a security interest in the collateral of the Company (as defined in the security agreement) and includes the holders of Travel + Leisure Co.'s outstanding secured notes, as “secured parties.” These noteholders share equally and ratably in the collateral (as defined in the security agreement) owned by the Company for so long as the indebtedness under the credit agreement is secured by such collateral.

The interest rates increased for certain of the outstanding secured notes that were impacted by the rating agency downgrades of the Company’s corporate notes. Pursuant to the terms of the indentures governing such rating sensitive series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), or a substitute rating agency. Since issuance, the interest rates on the impacted notes have increased 150 basis points as of December 31, 2022, with a maximum potential for additional increase of 50 basis points.

Incremental Term Loan B. On December 14, 2022, the Company amended the credit agreement governing its revolving credit facility and term loan B (“Third Amendment”). The Third Amendment provides for an incremental term loan B of $300 million, which will mature on December 14, 2029. The incremental term loan B bears interest, at the Company’s option, at a rate of (a) Base Rate (which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.50%, and the Term SOFR (as defined in the Company’s existing Credit Agreement) one month rate, inclusive of the SOFR Adjustment (defined as 0.10% per annum in the Company’s Credit Agreement), plus 1.00% (subject in each case to a floor of 0.50%)), plus an applicable rate of 3.00%, or (b) the Term SOFR rate, inclusive of the SOFR Adjustment, plus an applicable rate of 4.00% (subject to a floor of 0.50%). The incremental term loan B amortizes in equal quarterly installments of 0.25% of the initial principal amount, starting with the first full fiscal quarter after the closing date. The incremental term loan B was issued with an original issue discount of 97.5%. Proceeds for the facility were $289 million, which were net of the discount, arrangement fees, and structuring fees. Debt discount and deferred financing costs were collectively $12 million, which will be amortized over the life of the notes.

As of December 31, 2022, the Company had $3.08 billion of outstanding secured notes issued prior to December 31, 2021. Interest on these notes is payable semi-annually in arrears. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.

Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $9 million and $10 million as of December 31, 2022 and 2021.

Debt Covenants
The revolving credit facilities and term loan B are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.50 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

During 2021, the Company renewed the credit agreement governing the revolving credit facilities and term loan B (“Second Amendment”). The Second Amendment terminated the relief period restrictions adopted in the July 15, 2020 first amendment as a result of the COVID-19 pandemic. Beginning in the third quarter of 2022, the Second Amendment returned the first lien leverage ratio financial covenant to not exceed 4.25 to 1.0 and reestablished the interest coverage ratio (as defined in the credit agreement) of no less than 2.50 to 1.0, the levels in place prior to COVID-19.

As of December 31, 2022, the Company’s interest coverage ratio was 4.83 to 1.0 and the first lien leverage ratio was 3.54 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2022, the Company was in compliance with all of the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2022, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $195 million during 2022, consisting of interest on debt, excluding non-recourse vacation ownership debt, and including an offset of $1 million of capitalized interest. Cash paid related to such interest was $189 million.

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

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $79 million, $81 million, and $101 million during 2022, 2021, and 2020, and is reported within Consumer financing interest on the Consolidated Statements of Income/(Loss). Cash paid related to such interest was $51 million, $56 million, and $74 million during 2022, 2021, and 2020.

16.    Variable Interest Entities
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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	As of December 31,
	2022	2021
Securitized contract receivables, gross (a)	$2,164	$2,061
Securitized restricted cash (b)	83	84
Interest receivables on securitized contract receivables (c)	17	17
Other assets (d)	25	4
Total SPE assets	2,289	2,166
Non-recourse term notes (e)(f)	1,545	1,614
Non-recourse conduit facilities (e)	428	320
Other liabilities (g)	5	2
Total SPE liabilities	1,978	1,936
SPE assets in excess of SPE liabilities	$311	$230

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
(f)Includes deferred financing costs of $18 million as of both December 31, 2022 and 2021, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $747 million and $758 million as of December 31, 2022 and 2021. A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	As of December 31,
	2022	2021
SPE assets in excess of SPE liabilities	$311	$230
Non-securitized contract receivables	747	758
Less: allowance for loan losses	541	510
Total, net	$517	$478

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

The Company’s derivative instruments currently consist of interest rate caps and foreign exchange forward contracts. See Note 18—Financial Instruments for additional details.

As of December 31, 2022, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of December 31, 2022 and 2021.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,370	$2,639	$2,309	$2,858
Liabilities
Debt (Level 2)	$5,642	$5,356	$5,313	$5,514

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

During 2019, the Company closed on the sale of its North American vacation rentals business for $162 million. After customary closing adjustments, the Company received $156 million in cash and $10 million in Vacasa LLC (“Vacasa”) equity. During the fourth quarter of 2021, Vacasa merged with a publicly traded special purpose acquisition company and began trading on the Nasdaq Global Select market. As of December 31, 2021, the fair value of the Company’s investment in Vacasa was $13 million, as measured using quoted prices in the active market (Level 1); representing an increase of $9 million during 2021 which was reflected as a $6 million recovery within Asset impairments/(recoveries), net, and $3 million of Other income, net on the Consolidated Statements of Income/(Loss). During 2022, the Company sold all of its equity in Vacasa for $8 million resulting in a $5 million loss, which was included within Other income, net on the Consolidated Statements of Income/(Loss).

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

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, Danish krone, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. The amount of gains or losses relating to contracts designated as cash flow hedges that the Company expects to reclassify from AOCL to earnings over the next 12 months is not material.

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2022, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the years ended December 31, 2022, 2021, or 2020.

The following table summarizes information regarding the gains recognized in income on the Company’s freestanding derivatives (in millions):

	Year Ended December 31,
	2022	2021	2020
Non-designated hedging instruments
Foreign exchange contracts (a)	$—	$1	$3

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

As of December 31, 2022, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. However, 17% of the Company’s outstanding VOCRs portfolio relates to customers who reside in California. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.

Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the

Company’s vacation ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, extreme weather conditions and other natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Nevada, Florida, and California are examples of areas with concentrations of sales offices. For the year ended December 31, 2022, the Company generated 15%, 15%, and 11% of its VOI sales revenues in sales offices located in Nevada, Florida, and California.

Included within the Consolidated Statements of Income/(Loss) are net revenues generated in the state of Florida of 15%, 15%, and 18% during 2022, 2021, and 2020; net revenues generated in Nevada of 11%, 10%, and 6%; and net revenues generated in California of 9%, 10%, and 12% during these periods.

19.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $145 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 12—Leases for additional detail.

Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2022, aggregated to $762 million, of which $575 million were for marketing-related activities and $112 million were for information technology activities.

Inventory Sold Subject to Conditional Repurchase
In the normal course of business, the Company makes various commitments to repurchase completed vacation ownership properties from third-party developers. Inventory sold subject to conditional repurchase made by the Company as of December 31, 2022 aggregated to $30 million. See Note 10—Inventory for additional detail.

Letters of Credit
As of December 31, 2022, the Company had $34 million of irrevocable standby letters of credit outstanding, none of which were under its revolving credit facilities. As of December 31, 2021, the Company had $36 million of irrevocable standby letters of credit outstanding, of which $2 million were under its revolving credit facilities. The letters of credit issued during 2022 and 2021 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.

Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $2.3 billion, of which the Company had $455 million outstanding as of December 31, 2022. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its vacation ownership business could be negatively impacted.

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $3 million and $19 million as of December 31, 2022 and 2021. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2022, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $13 million in excess of recorded accruals. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the Spin-off, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 27—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available.

GUARANTEES/INDEMNIFICATIONS
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of the Company’s subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, customer data safeguards, access to credit facilities, derivatives and issuances of debt securities. Also in the ordinary course of business, the Company provides corporate guarantees for its operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. The Company is not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, the Company receives offsetting indemnifications from third-parties and/or maintains insurance coverage that may mitigate any potential payments.

Other Guarantees and Indemnifications
Vacation Ownership
The Company has committed to repurchase completed property located in Las Vegas, Nevada, from a third-party developer subject to such property meeting the Company’s vacation ownership resort standards and provided that the third-party developer has not sold such property to another party. See Note 10—Inventory for additional details.

In connection with the Company’s vacation ownership inventory sale transactions, for which it has conditional rights and conditional obligations to repurchase the completed properties, the Company was required to maintain an investment-grade credit rating from at least one rating agency. See Note 27—Transactions with Former Parent and Former Subsidiaries for additional details.

As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2022, the maximum potential future payments that the Company may be required to make under these guarantees is $51 million. As of December 31, 2022 and 2021, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries.

20.    Accumulated Other Comprehensive Income/(Loss)
The components of accumulated other comprehensive income/(loss) are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2019	$(148)	$(1)	$1	$(148)
Other comprehensive income/(loss)	35	—	(1)	34
Balance as of December 31, 2020	(113)	(1)	—	(114)
Other comprehensive income/(loss)	(32)	—	—	(32)
Balance as of December 31, 2021	(145)	(1)	—	(146)
Other comprehensive income/(loss)	(33)	1	—	(32)
Balance as of December 31, 2022	$(178)	$—	$—	$(178)

Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2019	$95	$1	$—	$96
Other comprehensive income/(loss)	2	—	—	2
Balance as of December 31, 2020	97	1	—	98
Other comprehensive income/(loss)	—	—	—	—
Balance as of December 31, 2021	97	1	—	98
Other comprehensive income/(loss)	2	(1)	—	1
Balance as of December 31, 2022	$99	$—	$—	$99

Net of Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive (Loss)/Income
Balance as of December 31, 2019	$(53)	$—	$1	$(52)
Other comprehensive income/(loss)	37	—	(1)	36
Balance as of December 31, 2020	(16)	—	—	(16)
Other comprehensive income/(loss)	(32)	—	—	(32)
Balance as of December 31, 2021	(48)	—	—	(48)
Other comprehensive income/(loss)	(31)	—	—	(31)
Balance as of December 31, 2022	$(79)	$—	$—	$(79)

Currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.

There were no reclassifications out of AOCL during 2022 or 2021.

21.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2022, 10.8 million shares remain available.

Incentive Equity Awards Granted by the Company
During the year ended December 31, 2022, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $13 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years. The majority of PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the year ended December 31, 2021, the Company granted incentive equity awards of $35 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options. During 2020, the Company granted incentive equity awards of $35 million in the form of RSUs, $8 million in the form of PSUs, and $8 million in the form of stock options.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the year ended December 31, 2022, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2021	Granted	Vested/Exercised (a)	Cancelled / Forfeited (b)	Balance as of December 31, 2022
RSUs
Number of RSUs	1.8	0.7	(0.5)	(0.2)	1.8	(c)
Weighted average grant price	$47.83	$51.37	$47.63	$47.97	$48.79

PSUs
Number of PSUs	0.4	0.3	—	(0.2)	0.5	(d)
Weighted average grant price	$48.18	$52.87	$—	$45.11	$51.26

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.32	$—	$—	$—	$45.36

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $50 million as of December 31, 2022, which is expected to be recognized over a weighted average period of 2.5 years.
(d)Aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $14 million as of December 31, 2022, which is expected to be recognized over a weighted average period of 2.0 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $20 million which would be recognized over a weighted average period of 1.3 years.
(e)There were 1.4 million NQs which were exercisable as of December 31, 2022. These NQs will expire over a weighted average period of 6.1 years and carry a weighted average grant date fair value of $8.52. Unrecognized compensation expense for the NQs was $4 million as of December 31, 2022, which is expected to be recognized over a weighted average period of 1.7 years.

The Company did not grant any stock options during 2022. The fair value of stock options granted by the Company during 2021 and 2020 were estimated on the dates of these grants using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options.

The expected life represents the period of time these awards are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021	2020
Grant date fair value	$18.87	$7.27	-	$7.28
Grant date strike price	$59.00	$41.04
Expected volatility	44.80%	32.60%	-	32.88%
Expected life (a)	6.25 years	6.25	-	7.50 years
Risk-free interest rate	1.09%	0.95%	-	1.03%
Projected dividend yield	3.12%	4.87%

(a)The maximum contractual term for these options is 10 years.

The total intrinsic value of exercised options were less than $1 million and $1 million during 2022 and 2021. There were no options exercised during 2020. The fair value of shares that vested during 2022, 2021, and 2020 were $33 million, $33 million, and $12 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $45 million, $32 million, and $20 million during 2022, 2021, and 2020, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. During 2022, such stock-based compensation expense includes $3 million which has been classified within Restructuring on the Consolidated Statements of Income/(Loss). The Company recognized $12 million, $9 million, and $2 million of associated tax benefits during 2022, 2021, and 2020.

The Company paid $7 million, $9 million, and $2 million of taxes for the net share settlement of incentive equity awards that vested during 2022, 2021, and 2020. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount from the fair market value at the grant date. The Company issued 0.3 million, 0.1 million, and 0.2 million shares during 2022, 2021, and 2020 and recognized $1 million of compensation expense related to grants under this plan in each period. The value of shares issued under this plan was $9 million, $8 million, and $7 million during 2022, 2021, and 2020.

22.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure Co. sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $31 million, $27 million, and $19 million during 2022, 2021, and 2020.

In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $8 million, $6 million, and $7 million during 2022, 2021, and 2020.

Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. The Company had $5 million and $4 million of net pension liability as of December 31, 2022 and 2021, included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company had no unrecognized gains as of December 31, 2022 and less than $1 million of unrecognized gains as of December 31, 2021 included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recognized no pension expense related to these plans during 2022, 2021, or 2020.

23.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. Due to changes in organizational structure in the second quarter of 2022, the management of the Extra Holidays business was transitioned to the Vacation Ownership segment. As such, the Company reclassified the results of the Extra Holidays business, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as Net income/(loss) from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Year Ended December 31,
Net revenues	2022	2021	2020
Vacation Ownership	$2,835	$2,423	$1,637
Travel and Membership	735	714	528
Total reportable segments	3,570	3,137	2,165
Corporate and other (a)	(3)	(3)	(5)
Total Company	$3,567	$3,134	$2,160

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2022	2021	2020
Net income/(loss) attributable to Travel + Leisure Co. shareholders	$357	$308	$(255)
(Gain)/loss on disposal of discontinued business, net of income taxes	(1)	5	2
Provision/(benefit) for income taxes	130	116	(23)
Depreciation and amortization	119	124	126
Interest expense	195	198	192
Interest (income)	(6)	(3)	(7)
Stock-based compensation	42	32	20
Restructuring (b)	14	(1)	39
Asset impairments/(recoveries), net (c)	11	(5)	57
Loss/(gain) on equity investment	5	(3)	—
COVID-19 related costs (d)	2	3	56
Legacy items	1	4	4
Exchange inventory write-off	—	—	48
Fair value change in contingent consideration	(10)	—	—
Adjusted EBITDA	$859	$778	$259

	Year Ended December 31,
Adjusted EBITDA	2022	2021	2020
Vacation Ownership	$665	$569	$121
Travel and Membership	268	271	191
Total reportable segments	933	840	312
Corporate and other (a)	(74)	(62)	(53)
Total Company	$859	$778	$259

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the year ended December 31, 2022 associated with the 2022 restructuring plans.
(c)Includes $1 million of inventory impairments for the year ended December 31, 2022, included in Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). Includes $5 million of bad debt expense related to a note receivable for the year ended December 31, 2020, included in Operating expenses on the Consolidated Statements of Income/(Loss).
(d)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022. In 2021 and 2020, this includes severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

	As of December 31,
Segment Assets (a)	2022	2021
Vacation Ownership	$4,826	$4,760
Travel and Membership	1,335	1,397
Total reportable segments	6,161	6,157
Corporate and other	596	431
Total Company	$6,757	$6,588

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2022	2021	2020
Vacation Ownership	$32	$34	$41
Travel and Membership	17	17	21
Total reportable segments	49	51	62
Corporate and other	3	6	7
Total Company	$52	$57	$69

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Net Revenues			Net Long-lived Assets
	Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
United States	$3,166	$2,753	$1,904	$1,572	$1,574
All other countries	401	381	256	248	295
Total	$3,567	$3,134	$2,160	$1,820	$1,869

24.    COVID-19 Related Items
During the year ended December 31, 2022, the Company had $2 million of employee compensation related and other expenses at its corporate operations directly related to COVID-19. These costs are included within COVID-19 related costs on the Consolidated Statements of Income/(Loss).

For the year ended December 31, 2021, the Company’s financial statements included impacts directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(91)	$—	$—	$(91)	Vacation ownership interest sales
Recoveries	33	—	—	33	Cost of vacation ownership interests

Employee compensation related and other	3	—	1	4	COVID-19 related costs
Asset recoveries	—	(6)	—	(6)	Asset impairments/(recoveries), net
Lease-related	(1)	—	—	(1)	Restructuring
Total COVID-19	$(56)	$(6)	$1	$(61)

For the year ended December 31, 2020, the Company’s financial statements included impacts directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$205	$—	$—	$205	Vacation ownership interest sales
Recoveries	(48)	—	—	(48)	Cost of vacation ownership interests

Employee compensation related and other	65	9	14	88	COVID-19 related costs
Asset impairments	21	34	1	56	Asset impairments/(recoveries), net and Operating expenses
Exchange inventory write-off	—	48	—	48	Operating expenses
Lease-related	14	22	—	36	Restructuring
Total COVID-19	$257	$113	$15	$385

Allowance for loan losses — Due to the economic downturn resulting from COVID-19 during 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses. During 2020, the total impact of this COVID-19 related allowance and subsequent adjustments resulted in a $205 million COVID-19 related provision, which was reflected as a reduction to Vacation ownership interest sales and $48 million of estimated recoveries, which were reflected as a reduction to Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss). The net negative impact of these adjustments on Adjusted EBITDA was $157 million for the year ended December 31, 2020.

During the year ended December 31, 2021, the Company analyzed the adequacy of this COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in an increase of $91 million to Vacation ownership interest sales and a corresponding increase of $33 million to Cost of vacation ownership interests. The net positive impact of these adjustments on Adjusted EBITDA was $58 million for the year ended December 31, 2021. Refer to Note 9—Vacation Ownership Contract Receivables for additional details.

Asset impairments/(recoveries) — During 2020, the Company incurred $56 million of COVID-19 related impairments, including $51 million recorded within Asset impairments/(recoveries), net and $5 million included in Operating expenses on the Consolidated Statements of Income/(Loss). Refer to Note 25—Impairments and Other Charges for additional details. During 2021, the Company reversed $6 million of asset impairments related to its previously impaired equity investment in Vacasa. Refer to Note 17—Fair Value for additional details.

Exchange inventory write-off — During 2020, the Company wrote-off $48 million of exchange inventory as discussed in Note 10—Inventory.

Lease-related — During 2020, the Company recognized $36 million of restructuring charges including $22 million related to the New Jersey lease discussed in Note 26—Restructuring and $12 million related to the renegotiation of an agreement.

Employee compensation related and other — During 2022 these costs were related to COVID-19 testing and other expenses associated with the Company’s return-to-work program.

During 2021 these costs included $3 million of professional and other costs and $1 million of severance and other employee costs resulting from layoffs, salary, and benefits continuation at the Vacation Ownership segment. These costs were inclusive of $2 million of employee retention credits earned in connection with government programs for the year ended December 31, 2021.

During 2020, these costs included $71 million related to severance and other employee costs resulting from the layoffs, salary and benefits continuation for certain employees while operations were suspended, and vacation payments associated with furloughed employees. These costs are inclusive of $26 million of employee retention credits earned in connection with government programs, primarily the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act for which there are no additional requirements or restrictions. Employee compensation related and other costs also included $17 million related to renegotiating or exiting certain agreements and other professional fees in 2020.

In connection with COVID-19 related actions taken by the Company, it recorded employee-related liabilities which are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of	2020 Activity			Liability as of
	December 31, 2019	Costs Recognized	Cash Payments	Other (a)	December 31, 2020
COVID-19 employee-related	$—	$71	$(64)	$(1)	$6
Ending balance	$—	$71	$(64)	$(1)	$6

	Liability as of	2021 Activity			Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	Other	December 31, 2021
COVID-19 employee-related	$6	$1	$(6)	$—	$1
Ending balance	$6	$1	$(6)	$—	$1

	Liability as of	2022 Activity			Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	Other	December 31, 2022
COVID-19 employee-related	$1	$2	$(3)	$—	$—
Ending balance	$1	$2	$(3)	$—	$—

(a)Includes employee-related write-offs.

25.    Impairments and Other Charges
Impairments
During 2022, the Company recorded $10 million of impairments within Asset impairments/(recoveries), net on the Consolidated Statements of Income/(Loss). These impairments include a $9 million loss on the sale at the Vacation Ownership segment related to certain property sold for $22 million, made up of $17 million in cash and a $5 million promissory note. The Company also recorded a $2 million impairment of fixed assets at the Vacation Ownership segment and a $2 million trade name impairment at the Travel and Membership segment. These impairments were offset by $3 million of asset recoveries, primarily related to previously impaired land which was sold during 2022.

During 2021, the Company had net asset recoveries of $5 million driven by the $6 million reversal of a 2020 COVID-19 related impairment of the Vacasa equity investment at the Travel and Membership segment. This reversal was partially offset by less than $1 million of impairments at the Vacation Ownership segment. This activity was recorded within Asset impairments/(recoveries), net on the Consolidated Statements of Income/(Loss).

During 2020, the Company recorded $52 million of asset impairments, $51 million of which were COVID-19 related. During the period, the Company recorded a $24 million impairment at the Travel and Membership segment related to the New Jersey lease discussed in Note 26—Restructuring and the associated furniture, fixtures and equipment; $10 million of impairments were driven by right-to-use leases and related fixed assets within the Vacation Ownership segment; $6 million of impairments at the Vacation Ownership segment related to prepaid development costs and undeveloped land; a $6 million impairment for the Vacasa equity investment held at the Travel and Membership segment; a $4 million trade name impairment at the Travel and Membership segment; and $1 million of impairments at the corporate segment. In addition to the COVID-19 related impairments mentioned above, the Company also recorded a $1 million impairment charge at the Vacation Ownership segment unrelated to COVID-19. This activity was recorded within Asset impairments/(recoveries), net on the Consolidated Statements of Income/(Loss).

Other Charges
During 2022, the Company recorded a $1 million inventory impairment at the Vacation Ownership segment included within Cost of vacation ownership interests on the Consolidated Statements of Income/(Loss).

26.    Restructuring
2022 Restructuring Plans
During 2022, the Company incurred $14 million of restructuring charges. These charges are associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of December 31, 2022. The 2022 restructuring liability was reduced by $5 million of cash payments during the year ended December 31, 2022. The majority of the remaining 2022 restructuring liability of $7 million is expected to be paid in 2023 with lease-related payments continuing through 2025.

2020 Restructuring Plans
During 2020, the Company recorded $37 million of restructuring charges, most of which were COVID-19 related. These charges included $22 million at the Travel and Membership segment associated with the Company’s decision to abandon the remaining portion of its administrative offices in New Jersey, and $14 million of lease-related charges due to the renegotiation of an agreement and facility-related restructuring charges associated with closed sales centers at the Vacation Ownership segment. This restructuring liability was reduced by $3 million, $5 million, and $12 million of cash payments during the years ended December 31, 2022, 2021 and 2020. The remaining 2020 restructuring liability of $19 million is lease-related and is expected to be paid by the end of 2029.

The activity associated with all of the Company’s restructuring plans is summarized by category as follows (in millions):

	Liability as of	2020 Activity					Liability as of
	December 31, 2019	Costs Recognized		Cash Payments	Other		December 31, 2020
Facility-related	$—	$24		$(1)	$—		$23
Personnel-related	7	3	(a)	(9)	—		1
Marketing-related	—	12		(10)	—		2
	$7	$39		$(20)	$—		$26

	Liability as of	2021 Activity					Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		December 31, 2021
Facility-related	$23	$—		$(1)	$—		$22
Personnel-related	1	—		(1)	—		—
Marketing-related	2	(1)	(b)	(4)	3	(c)	—
	$26	$(1)		$(6)	$3		$22

	Liability as of	2022 Activity					Liability as of
	December 31, 2021	Costs Recognized		Cash Payments	Other		December 31, 2022
Facility-related	$22	$1		$(4)	$1		$20
Personnel-related	—	13		(4)	(3)	(d)	6
	$22	$14		$(8)	$(2)		$26

(a)Includes $2 million of restructuring charges related to 2019 Restructuring Plans which have been fully repaid.
(b)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(c)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.
(d)Represents $3 million of accelerated stock-based compensation expense included in Additional paid-in capital on the Consolidated Balance Sheets.

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

As of December 31, 2022 and 2021 the Cendant separation and related liabilities were $15 million and $13 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

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

Travel + Leisure Co. entered into a transition service agreement with Wyndham Hotels, pursuant to which the companies agreed to provide each other certain transitional services including human resources, facilities, payroll, tax, information technology, information management and related services, treasury, finance, sourcing, and employee benefits administration on an interim, transitional basis. During 2020, the Company recognized transition service agreement expenses of less than $1 million, included in General and administrative expense on the Consolidated Statements of Income/(Loss). These transition services ended in 2020.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2022. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at December 31, 2022. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

During 2020, the Company recorded a $2 million loss on disposal resulting from a tax audit, net of Wyndham Hotels’ one-third share related to the European vacation rentals business. This additional expense was included within Gain/(loss) on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income/(Loss).

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £47 million ($39 million USD) at December 31, 2022. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

As part of this agreement Wyndham Hotels was required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. In April 2020, S&P downgraded Wyndham Hotels’ credit rating from BB+ to BB. Although any ultimate exposure relative to indemnities retained from the European vacation rentals sale would be shared two-thirds by Travel + Leisure Co. and one-third by Wyndham Hotels, as the selling entity, Travel + Leisure Co. was responsible for administering additional security to enhance corporate guarantees in the event either company falls below a certain credit rating threshold. As a result of the Wyndham Hotels credit ratings downgrade, during 2020, the Company posted a £58 million surety bond and a £36 million letter of credit. During 2021, S&P upgraded Wyndham Hotels’ credit rating to BB+. In connection with the upgrade of Wyndham Hotels’ credit rating and as part of the settlement of other claims, the surety bond and letter of credit were released during the fourth quarter of 2021.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at December 31, 2022, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

During 2019, Awaze proposed certain post-closing adjustments of £35 million ($44 million USD) related to the sale of the European vacation rentals business. During 2021, the Company entered into a settlement agreement which received regulatory approval during 2022 to settle these post-closing adjustment claims for £5 million ($7 million USD); one-third of which was the responsibility of Wyndham Hotels. During the third quarter of 2022, the Company made this settlement payment which was included within Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows, and received $2 million from Wyndham Hotels for their one-third portion which was included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows. This matter is now resolved and no further payments are required.

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

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2022.

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

28.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the years ended December 31, 2022, 2021, and 2020.

During 2021, the Company sold a parcel of land in Crossville, Tennessee, that was no longer core to the Company’s operations to a former executive of the Company for less than $1 million.

During 2020, the Company sold parcels of land in Shawnee, Pennsylvania, that were no longer core to the Company’s operations to a former executive of the Company for less than $1 million.

In 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. In 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended during 2021, increasing the purchase to $47 million.

29.    Subsequent Events
On January 3, 2023, the Company acquired the Playbook365 business for $6 million of cash paid at closing and contingent consideration of up to $24 million based on the achievement of certain financial and operational metrics. Playbook365 is a youth and amateur sports management platform. This platform will integrate with ARN’s event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by ARN. The Company is currently in the process of determining the initial purchase accounting for this transaction and expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of 2023. This business will be included within the Travel and Membership segment.

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

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.

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
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance” and “Information about our Executive Officers” in the Proxy Statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning Directors required by this item is located under the heading “Proposal 1: Election of Directors” in the Proxy Statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Governance” and “Code of Business Conduct” in the Proxy Statement for our 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

The Board of Directors maintains a Code of Business Conduct and Ethics for Directors with ethics guidelines specifically applicable to Directors. In addition, we maintain a Code of Conduct applicable to all our associates, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.

We will disclose on our website any amendment to or waiver from a provision of our Code of Business Conduct and Ethics for Directors or the Code of Conduct as may be required and within the time period specified under the applicable Securities and Exchange Commission and New York Stock Exchange rules. The Code of Business Conduct and Ethics for Directors and our Code of Conduct are available on the Investor Relations page of our website at investor.travelandleisureco.com by clicking on the “Governance” link followed by the “Governance Documents” link. Copies of these documents may also be obtained free of charge by writing to our Corporate Secretary.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2023 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2022

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5.0 million(a)	$45.36(b)	10.8 million(c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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
The remaining information required by Item 12 is included in the Proxy Statement for our 2023 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2023 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Governance of the Company,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2023 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

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

(3) Exhibits.
See Exhibit Index commencing on page 102 hereof.

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

2.4
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

10.4
Third Amendment, dated as of December 14, 2022, to the Credit Agreement, dated as of May 31, 2018, among Travel & Leisure Co., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other pastries thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2022).

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
Eleventh Amendment, dated as of March 4, 2022, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 28, 2022).

10.16
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed on May 2, 2018).

10.17
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.18†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.19†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.20†
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

10.22†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).
10.23†
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
10.27†
Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Noah Brodsky (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed February 26, 2020).

10.28†*	Severance Agreement dated as of March 29, 2022 by and between Travel + Leisure Co. and Noah Brodsky.
10.29†
Appointment Letter and Letter Agreement, each dated as of October 25, 2021, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Said Esfahani (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed February 23, 2022).

10.30†
Consulting Agreement, dated as of June 16, 2020, by and between Wyndham Destinations, Inc. and Brad Dettmer (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed February 24, 2021).

10.31†
Letter Agreement, dated as of February 7, 2019, by and between Wyndham Destinations, Inc. and Olivier Chavy (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2022).

10.32†
Letter Agreement, dated September 13, 2022, by and between Travel & Leisure Co. and Thomas Michael Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2022).

10.33†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.34†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.35†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.36†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of November 3, 2020) (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed February 24, 2021).

10.37†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).
10.38†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).
10.39†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).
10.40†*	Form of Award Agreement for Non-Qualified Stock Options, dated June 1, 2018, as amended November 11, 2022.
10.41†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K filed February 26, 2019).

10.42†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).

10.43†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).
10.44†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.45†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.46†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).
10.47†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006)
10.48†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009)

10.49†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006)
10.50†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007)
10.51†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009)

10.52†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006)
10.53†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009)

10.54†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013)

10.55
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006)

10.56
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006)

10.57
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008)

10.58
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010)

10.59
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.60
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.61
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.62
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.63
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.64†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).

10.65	Travel + Leisure Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 28, 2021).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Michael A. Hug

/s/ THOMAS M. DUNCAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Thomas M. Duncan

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 22, 2023
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 22, 2023
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 22, 2023
James E. Buckman

/s/ GEORGE HERRERA	Director	February 22, 2023
George Herrera

/s/ LUCINDA MARTINEZ	Director	February 22, 2023
Lucinda Martinez

/s/ DENNY MARIE POST	Director	February 22, 2023
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 22, 2023
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 22, 2023
Michael H. Wargotz