Form 10-Q
period 2023-03-31
Travel & Leisure Co.
filed 2023-04-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
76,302,736 shares of common stock outstanding as of March 31, 2023.

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

AOCL	Accumulated Other Comprehensive Loss
ARN	Alliance Reservations Network
AUD	Australian Dollar
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Company	Travel + Leisure Co. and its subsidiaries
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month periods ended March 31, 2023 and 2022, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income/(loss), comprehensive income/(loss), cash flows and deficit for the year then ended (not presented herein); and in our report dated February 22, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2023

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net revenues
Service and membership fees	$420	$402
Vacation ownership interest sales	338	297
Consumer financing	103	98
Other	18	12
Net revenues	879	809
Expenses
Operating	420	381
Cost of vacation ownership interests	30	40
Consumer financing interest	25	17
General and administrative	124	120
Marketing	112	94
Depreciation and amortization	28	30
Restructuring	—	7
COVID-19 related costs	—	2
Asset impairments	—	1
Total expenses	739	692
Loss on sale of business	2	—
Operating income	138	117
Interest expense	58	47
Other (income), net	(2)	(3)
Interest (income)	(3)	(1)
Income before income taxes	85	74
Provision for income taxes	22	23
Net income from continuing operations	63	51
Gain on disposal of discontinued business, net of income taxes	1	—
Net income attributable to Travel + Leisure Co. shareholders	$64	$51

Basic earnings per share
Continuing operations	$0.81	$0.59
Discontinued operations	0.01	—
	$0.82	$0.59
Diluted earnings per share
Continuing operations	$0.81	$0.59
Discontinued operations	—	—
	$0.81	$0.59

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$64	$51
Foreign currency translation adjustments, net of tax	(2)	3
Other comprehensive (loss)/income, net of tax	(2)	3
Comprehensive income	$62	$54

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$196	$550
Restricted cash (VIE - $81 as of 2023 and $83 as of 2022)	138	138
Trade receivables, net	157	160
Vacation ownership contract receivables, net (VIE - $2,207 as of 2023 and $2,164 as of 2022)	2,379	2,370
Inventory	1,158	1,193
Prepaid expenses	253	202
Property and equipment, net	670	658
Goodwill	961	955
Other intangibles, net	207	207
Other assets	358	324
Total assets	$6,477	$6,757
Liabilities and (deficit)
Accounts payable	$61	$65
Accrued expenses and other liabilities	808	876
Deferred income	417	399
Non-recourse vacation ownership debt (VIE)	1,971	1,973
Debt	3,483	3,669
Deferred income taxes	712	679
Total liabilities	7,452	7,661
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 223,253,409 issued as of 2023 and 222,895,523 as of 2022	2	2
Treasury stock, at cost – 147,032,861 shares as of 2023 and 144,499,361 shares as of 2022	(6,988)	(6,886)
Additional paid-in capital	4,247	4,242
Retained earnings	1,836	1,808
Accumulated other comprehensive loss	(81)	(79)
Total stockholders’ (deficit)	(984)	(913)
Noncontrolling interest	9	9
Total (deficit)	(975)	(904)
Total liabilities and (deficit)	$6,477	$6,757

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$64	$51
Gain on disposal of discontinued business, net of income taxes	(1)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	71	48
Deferred income taxes	33	13
Depreciation and amortization	28	30
Stock-based compensation	10	12
Non-cash interest	5	5
Non-cash lease expense	4	4
Loss on sale of business	2	—
Asset impairments	—	1
Other, net	6	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	3	(13)
Vacation ownership contract receivables	(82)	3
Inventory	(6)	26
Prepaid expenses	(51)	(1)
Other assets	(19)	(33)
Accounts payable, accrued expenses, and other liabilities	(75)	(10)
Deferred income	15	5
Net cash provided by operating activities	7	141
Investing activities
Property and equipment additions	(12)	(10)
Acquisitions	(6)	—
Purchase of investments	—	(7)
Other, net	1	1
Net cash used in investing activities	(17)	(16)
Financing activities
Proceeds from non-recourse vacation ownership debt	273	476
Principal payments on non-recourse vacation ownership debt	(276)	(463)
Proceeds from debt	478	—
Principal payments on debt	(267)	(1)
Repayment of notes	(402)	(1)
Repurchase of common stock	(101)	(45)
Dividends to shareholders	(37)	(35)
Repayments of vacation ownership inventory arrangement	(6)	—
Net share settlement of incentive equity awards	(5)	(5)
Debt issuance/modification costs	—	(5)
Net cash used in financing activities	(343)	(79)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	4
Net change in cash, cash equivalents and restricted cash	(354)	50
Cash, cash equivalents and restricted cash, beginning of period	688	497
Cash, cash equivalents and restricted cash, end of period	334	547
Less: Restricted cash	138	166
Cash and cash equivalents	$196	$381
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)
Net income	—	—	—	—	64	—	—	64
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(2.5)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(36)	—	—	(36)
Balance as of March 31, 2023	76.2	$2	$(6,988)	$4,247	$1,836	$(81)	$9	$(975)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)
Net income	—	—	—	—	51	—	—	51
Other comprehensive income	—	—	—	—	—	3	—	3
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(0.8)	—	(45)	—	—	—	—	(45)
Dividends ($0.40 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of March 31, 2022	85.4	$2	$(6,579)	$4,200	$1,603	$(45)	$8	$(811)

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

The Travel and Membership segment operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Exchange and Travel Club business lines.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2022 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2023.

2.    New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 - Business Combinations. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. The Company early adopted this guidance in 2022. The adoption of this guidance has not had a material impact on the Company's Condensed Consolidated Financial Statements and related disclosures.

Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued guidance which eliminates the accounting guidance in ASC 310-40 Troubled Debt Restructurings for Creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. This guidance became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As a result of adopting this guidance the Company added the required disclosure of current-period gross write-offs in Note 7—Vacation Ownership Contract Receivables. Aside from this additional disclosure the adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements or related disclosures.

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

The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less and are renewed automatically on an annual basis. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Condensed Consolidated Statements of Income. The Company reduces its management fee revenue for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.

Property management fee revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions) (a):

	Three Months Ended
	March 31,
	2023	2022
Management fee revenues	$107	$101
Reimbursable revenues	92	84
Property management fees and reimbursable revenues	$199	$185

(a)Reflects the impact of reclassifying the Extra Holidays business from the Travel and Membership segment to the Vacation Ownership segment.

One of the associations that the Company manages paid its Travel and Membership segment $8 million for exchange services during each of the three months ended March 31, 2023 and 2022.

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

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Revenue from other vacation exchange related product fees are deferred and recognized upon the occurrence of a future exchange, event, or other related transaction.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	March 31, 2023	December 31, 2022
Deferred subscription revenue	$169	$164
Deferred VOI trial package revenue	105	101
Deferred VOI incentive revenue	74	70
Deferred exchange-related revenue (a)	60	53
Deferred co-branded credit card programs revenue	8	9
Deferred other revenue	3	3
Total	$419	$400

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

Within the Company’s Travel and Membership business, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred exchange-related revenue primarily represents payments received in advance from members to book vacation exchanges which are recognized upon the future confirmed transaction. Deferred revenue also includes other leisure-related service and product revenues which are recognized as customers utilize the associated benefits.

Changes in contract liabilities for the periods presented were as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$400	$382
Additions	90	85
Revenue recognized	(71)	(75)
Ending balance	$419	$392

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently amortized over the utilization period, which is typically within one year of the sale. As of March 31, 2023 and December 31, 2022, these capitalized costs were $39 million and $35 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of both March 31, 2023 and December 31, 2022, the capitalized costs were $18 million, of which $11 million was included in Prepaid expenses and $7 million was included in Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2023 - 3/31/2024	4/1/2024 - 3/31/2025	4/1/2025 - 3/31/2026	Thereafter	Total
Subscription revenue	$99	$38	$17	$15	$169
VOI trial package revenue	99	2	2	2	105
VOI incentive revenue	74	—	—	—	74
Exchange-related revenue	56	3	1	—	60
Co-branded credit card programs revenue	3	3	2	—	8
Other revenue	3	—	—	—	3
Total	$334	$46	$22	$17	$419

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions) (a):

	Three Months Ended
	March 31,
	2023	2022
Vacation Ownership
Vacation ownership interest sales	$338	$297
Property management fees and reimbursable revenues	199	185
Consumer financing	103	98
Fee-for-Service commissions	27	17
Ancillary revenues	18	12
Total Vacation Ownership	685	609

Travel and Membership
Transaction revenues	147	147
Subscription revenues	45	45
Ancillary revenues	8	9
Total Travel and Membership	200	201

Corporate and other
Eliminations	(6)	(1)
Total Corporate and other	(6)	(1)

Net revenues	$879	$809

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

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$63	$51
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	1	—
Net income attributable to Travel + Leisure Co. shareholders	$64	$51

Basic earnings per share (a)
Continuing operations	$0.81	$0.59
Discontinued operations	0.01	—
	$0.82	$0.59

Diluted earnings per share (a)
Continuing operations	$0.81	$0.59
Discontinued operations	—	—
	$0.81	$0.59

Basic weighted average shares outstanding	77.5	85.9
RSUs,(b) PSUs (c) and NQs (d)	0.8	1.1
Diluted weighted average shares outstanding (e)	78.3	87.0

Dividends:
Aggregate dividends paid to shareholders	$37	$35

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 1.0 million and 0.6 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2023 and 2022. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.9 million and 0.6 million for the three months ended March 31, 2023 and 2022, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 2.3 million and 1.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2023 and 2022. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2022	120.0	$6,104
Repurchases	2.5	102
As of March 31, 2023	122.5	$6,206

Since the inception of the Company’s share repurchase program in August 2007 proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of March 31, 2023, the Company had $375 million of remaining availability under the program.

During 2022, the United States enacted the Inflation Reduction Act which became effective for the 2023 tax year. Among other provisions, this new law imposes a 1% excise tax on stock buybacks. As of March 31, 2023, the Company recorded $1 million of excise tax related to share repurchases; which is included within Treasury stock on the Condensed Consolidated Balance Sheets.

5.    Acquisitions
Playbook365. On January 3, 2023, the Company acquired the Playbook365 business for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a fair market value of $7 million, which can range to $24 million, based on the achievement of certain financial metrics. Playbook365 is a youth and amateur sports management platform. This platform was integrated with Alliance Reservations Network’s (“ARN”) event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by ARN.

This transaction was accounted for as a business acquisition. As of March 31, 2023, the Company has recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation includes: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Condensed Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Condensed Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. The Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of 2023. This business is included within the Travel and Membership segment.

6.    Discontinued Operations
During 2018 the Company sold its European vacation rentals business. In connection with this sale, during the three months ended March 31, 2023, the Company recognized a $1 million Gain on disposal of discontinued business, net of income taxes associated with value added tax refunds.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Vacation ownership contract receivables:
Securitized (a)	$2,207	$2,164
Non-securitized (b)	702	747
Vacation ownership contract receivables, gross	2,909	2,911
Less: allowance for loan losses	530	541
Vacation ownership contract receivables, net	$2,379	$2,370

(a)Excludes $17 million of accrued interest on VOCRs as of both March 31, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $6 million and $7 million of accrued interest on VOCRs as of March 31, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2023 and 2022, the Company’s securitized VOCRs generated interest income of $76 million and $69 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2023 and 2022, the Company had net VOCR originations of $316 million and $218 million, and received principal collections of $234 million and $221 million. The weighted average interest rate on outstanding VOCRs was 14.6% as of both March 31, 2023 and December 31, 2022.

The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Allowance for loan losses, beginning balance	$541	$510
Provision for loan losses, net	71	48
Contract receivables write-offs, net	(82)	(64)
Allowance for loan losses, ending balance	$530	$494

The Company recorded net provisions for loan losses of $71 million and $48 million as a reduction of net revenues during the three months ended March 31, 2023 and 2022.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,806	$721	$37	$76	$141	$2,781
31 - 60 days	27	26	3	2	1	59
61 - 90 days	17	15	3	1	1	37
91 - 120 days	15	13	3	1	—	32
Total	$1,865	$775	$46	$80	$143	$2,909

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,674	$700	$93	$142	$143	$2,752
31 - 60 days	24	32	11	5	1	73
61 - 90 days	16	20	7	2	—	45
91 - 120 days	12	17	10	2	—	41
Total	$1,726	$769	$121	$151	$144	$2,911

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$225	$62	$—	$14	$30	$331
2022	713	265	14	20	32	1,044
2021	276	120	9	3	16	424
2020	127	54	5	4	13	203
2019	188	97	6	12	18	321
Prior	336	177	12	27	34	586
Total	$1,865	$775	$46	$80	$143	$2,909

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$745	$291	$19	$87	$52	$1,194
2021	275	149	30	8	19	481
2020	134	60	12	5	15	226
2019	198	97	23	16	21	355
2018	162	74	16	13	14	279
Prior	212	98	21	22	23	376
Total	$1,726	$769	$121	$151	$144	$2,911

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Three Months Ended
March 31, 2023
2023	$—
2022	42
2021	15
2020	5
2019	8
Prior	12
Total	$82

8.    Inventory
Inventory consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Completed VOI inventory	$951	$982
Estimated VOI recoveries	191	192
VOI construction in process	12	14
Exchange and other inventory	3	4
Land held for VOI development	1	1
Total inventory	$1,158	$1,193

As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $19 million and $70 million during the three months ended March 31, 2023 and 2022.

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

The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Las Vegas (a)	Other (b)	Total
December 31, 2022	$30	$7	$37
Purchases	—	12	12
Payments	(30)	(13)	(43)
March 31, 2023	$—	$6	$6

December 31, 2021	$13	$1	$14
Purchases	—	19	19
Payments	—	(13)	(13)
March 31, 2022	$13	$7	$20

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Capitalized software	$729	$724
Building and leasehold improvements (a)	689	671
Furniture, fixtures and equipment	194	192
Land	31	30
Finance leases	29	27
Construction in progress	14	8
Total property and equipment	1,686	1,652
Less: accumulated depreciation and amortization	1,016	994
Property and equipment, net	$670	$658

(a)Includes $261 million and $242 million of unregistered VOI inventory as of March 31, 2023 and December 31, 2022.

10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,354	$1,545
USD bank conduit facility (due July 2024) (c)	528	321
AUD/NZD bank conduit facility (due December 2024) (d)	89	107
Total	$1,971	$1,973

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$214	$—
$300 million secured term loan B (due May 2025) (g)	285	286
$300 million secured incremental term loan B (due December 2029) (h)	288	288
$400 million 3.90% secured notes (due March 2023) (i)	—	400
$300 million 5.65% secured notes (due April 2024)	300	299
$350 million 6.60% secured notes (due October 2025) (j)	347	346
$650 million 6.625% secured notes (due July 2026)	645	645
$400 million 6.00% secured notes (due April 2027) (k)	405	406
$650 million 4.50% secured notes (due December 2029)	642	642
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	11	11
Total	$3,483	$3,669

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.34 billion and $2.29 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2023 and December 31, 2022.
(b)The carrying amounts of the term notes are net of deferred financing costs of $16 million and $18 million as of March 31, 2023 and December 31, 2022.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $22 million and $23 million as of March 31, 2023 and December 31, 2022, and net of unamortized debt financing costs of $10 million as of both March 31, 2023 and December 31, 2022.
(f)The weighted average effective interest rate on borrowings from this facility was 6.88% and 7.53% as of March 31, 2023 and December 31, 2022.
(g)The weighted average effective interest rate on borrowings from this facility was 6.78% and 4.01% as of March 31, 2023 and December 31, 2022.
(h)The weighted average effective interest rate on borrowings from this facility was 8.86% and 8.24% as of March 31, 2023 and December 31, 2022.
(i)Includes less than $1 million of unamortized gains from the settlement of a derivative as of December 31, 2022.
(j)Includes $3 million of unamortized losses from the settlement of a derivative as of both March 31, 2023 and December 31, 2022.
(k)Includes $7 million of unamortized gains from the settlement of a derivative as of both March 31, 2023 and December 31, 2022.

Credit Agreement Amendment
On March 30, 2023, the Company amended the credit agreement governing its revolving credit facility and term loan B facilities (“Fourth Amendment”). Through this amendment the Company exercised its early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). This change became effective for new USD based borrowings (except Base Rate borrowings) on or after March 31, 2023 and will become effective for the LIBOR based borrowings that were in existence at March 30, 2023 upon the rollover of these balances at maturity in April 2023. This change will eliminate the Company’s exposure to LIBOR.

Maturities and Capacity
The Company’s outstanding indebtedness as of March 31, 2023, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$221	$11	$232
Between 1 and 2 years	290	309	599
Between 2 and 3 years	591	631	1,222
Between 3 and 4 years	200	862	1,062
Between 4 and 5 years	180	408	588
Thereafter	489	1,262	1,751
	$1,971	$3,483	$5,454

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of March 31, 2023, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$749	$1,000
Less: outstanding borrowings	617	214
Less: letters of credit	—	2
Available capacity	$132	$784

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacity of these facilities is subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
(b)Consists of the Company’s $1.0 billion secured revolving credit facility.

Debt Covenants
The revolving credit facility and term loan B facilities are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.50 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.

As of March 31, 2023, the Company’s interest coverage ratio was 4.69 to 1.0 and the first lien leverage ratio was 3.67 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2023, the Company was in compliance with the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2023, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $58 million and $47 million during the three months ended March 31, 2023 and 2022, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each of the three months ended March 31, 2023 and 2022. Cash paid related to such interest was $53 million and $41 million during the three months ended March 31, 2023 and 2022.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $25 million and $17 million during the three months ended March 31, 2023 and 2022, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $20 million and $11 million for the three months ended March 31, 2023 and 2022.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2023	December 31, 2022
Securitized contract receivables, gross (a)	$2,207	$2,164
Securitized restricted cash (b)	81	83
Interest receivables on securitized contract receivables (c)	17	17
Other assets (d)	32	25
Total SPE assets	2,337	2,289
Non-recourse term notes (e) (f)	1,354	1,545
Non-recourse conduit facilities (e)	617	428
Other liabilities (g)	4	5
Total SPE liabilities	1,975	1,978
SPE assets in excess of SPE liabilities	$362	$311

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
(f)Includes deferred financing costs of $16 million and $18 million as of March 31, 2023 and December 31, 2022, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $702 million and $747 million as of March 31, 2023 and December 31, 2022.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2023	December 31, 2022
SPE assets in excess of SPE liabilities	$362	$311
Non-securitized contract receivables	702	747
Less: allowance for loan losses	530	541
Total, net	$534	$517

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

As of March 31, 2023, the Company had foreign exchange contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of March 31, 2023 and 2022.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,379	$2,619	$2,370	$2,639
Liabilities
Debt (Level 2)	$5,454	$5,281	$5,642	$5,356

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

13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of March 31, 2023, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2023 and 2022, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three months ended March 31, 2023 or 2022.

14.    Income Taxes
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2019 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, years prior to 2015 are generally no longer subject to income tax examinations by their respective tax authorities.

The Company’s effective tax rate was 25.5% and 31.3% for the three months ended March 31, 2023 and 2022. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by a decrease in state taxes and a decrease in unrecognized tax benefits partially offset by a tax deficiency from stock-based compensation. The effective tax rate for the three months ended March 31, 2022 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of statutory changes.

The Company made income tax payments, net of tax refunds, of $5 million and $10 million during the three months ended March 31, 2023 and 2022.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$5	$6

Short-term lease cost	$3	$3

Finance lease cost:
Amortization of right-of-use assets	$2	$1
Interest on lease liabilities	—	—
Total finance lease cost	$2	$1

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$58	$62
Operating lease liabilities	Accrued expenses and other liabilities	$106	$111

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$13	$12
Finance lease liabilities	Debt	$11	$11

Weighted average remaining lease term:
Operating leases		5.4 years	5.6 years
Finance leases		2.6 years	2.7 years
Weighted average discount rate:
Operating leases (b)		5.9%	5.9%
Finance leases		5.8%	5.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8	$8
Financing cash outflows from finance leases	$2	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1	$(1)
Finance leases	$2	$1

(a)Includes write-off of right-of-use assets during the three months ended March 31, 2022.

The table below presents maturities of lease liabilities as of March 31, 2023 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2023	$24	$5
2024	29	4
2025	24	3
2026	14	1
2027	13	—
Thereafter	21	—
Total minimum lease payments	125	13
Less: amount of lease payments representing interest	(19)	(2)
Present value of future minimum lease payments	$106	$11

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $9 million and $3 million as of March 31, 2023 and December 31, 2022. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2023, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $6 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive loss	(1)	—	(1)
Balance, March 31, 2023	$(179)	$—	$(179)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	(1)	—	(1)
Balance, March 31, 2023	$98	$—	$98

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive loss	(2)	—	(2)
Balance, March 31, 2023	$(81)	$—	$(81)

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive income	3	—	3
Balance, March 31, 2022	$(142)	$(1)	$(143)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	—	—	—
Balance, March 31, 2022	$97	$1	$98

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive income	3	—	3
Balance, March 31, 2022	$(45)	$—	$(45)

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.

There were no reclassifications out of AOCL for the three months ended March 31, 2023 or 2022.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2023, 9.9 million shares remained available.

Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2023, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $21 million in the form of PSUs. Of these awards, the RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the three months ended March 31, 2022, the Company granted incentive equity awards to key employees and senior officers of $30 million in the form of RSUs and $13 million in the form of PSUs.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the three months ended March 31, 2023, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2022	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, March 31, 2023
RSUs
Number of RSUs	1.8	0.8	(0.5)	(0.1)	2.0	(c)
Weighted average grant price	$48.79	$42.18	$48.92	$48.30	$45.90

PSUs
Number of PSUs	0.5	0.5	—	(0.1)	0.9	(d)
Weighted average grant price	$51.26	$42.18	$—	$41.18	$48.40

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.36	$—	$—	$—	$45.36

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $74 million as of March 31, 2023, which is expected to be recognized over a weighted average period of 3.0 years.
(d)The aggregate maximum unrecognized compensation expense related to PSUs that are probable of vesting was $54 million as of March 31, 2023, which is expected to be recognized over a weighted average period of 2.3 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $5 million which would be recognized over a weighted average period of 2.9 years.
(e)There were 1.7 million NQs which were exercisable as of March 31, 2023. These exercisable NQs will expire over a weighted average period of 6.0 years and carry a weighted average grant date fair value of $8.60. Unrecognized compensation expense for NQs was $3 million as of March 31, 2023, which is expected to be recognized over a weighted average period of 1.6 years.

The Company did not grant any stock options during the three months ended March 31, 2023 or 2022. The fair value of stock options granted by the Company prior to 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 were each less than $1 million. The vest date fair value of shares that vested during the three months ended March 31, 2023 and 2022 was $22 million and $23 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $10 million and $12 million during the three months ended March 31, 2023 and 2022 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Such stock-based compensation expense for the three months ended March 31, 2022 includes $3 million which is classified within Restructuring on the Condensed Consolidated Statements of Income. During each of the three months ended March 31, 2023 and 2022 the Company recognized $3 million of tax benefits associated with stock-based compensation.

The Company paid $5 million of taxes for the net share settlement of incentive equity awards that vested during each of the three months ended March 31, 2023 and 2022. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

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

The following tables present the Company’s segment information (in millions):

	Three Months Ended
	March 31,
Net revenues	2023	2022
Vacation Ownership	$685	$609
Travel and Membership	200	201
Total reportable segments	885	810
Corporate and other (a)	(6)	(1)
Total Company	$879	$809

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$64	$51
Gain on disposal of discontinued business, net of income taxes	(1)	—
Interest expense	58	47
Interest (income)	(3)	(1)
Provision for income taxes	22	23
Depreciation and amortization	28	30
Stock-based compensation	10	9
Legacy items	4	1
Loss on sale of business (b)	2	—
Restructuring (c)	—	7
COVID-19 related costs (d)	—	2
Asset impairments	—	1
Adjusted EBITDA	$184	$170

	Three Months Ended
	March 31,
Adjusted EBITDA	2023	2022
Vacation Ownership	$131	$105
Travel and Membership	71	82
Total reportable segments	202	187
Corporate and other (a)	(18)	(17)
Total Company	$184	$170

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.

(c)Includes $3 million of stock-based compensation expense for the three months ended March 31, 2022, associated with the 2022 restructuring.
(d)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022.

Segment Assets (a)	March 31, 2023	December 31, 2022
Vacation Ownership	$4,843	$4,826
Travel and Membership	1,348	1,335
Total reportable segments	6,191	6,161
Corporate and other	286	596
Total Company	$6,477	$6,757

(a)Excludes investment in consolidated subsidiaries.

20.    Restructuring
2022 Restructuring Plans
During 2022, the Company incurred $14 million of restructuring charges. These charges were associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of March 31, 2023. As of December 31, 2022, this restructuring liability was $7 million which was reduced by $4 million of cash payments during the three months ended March 31, 2023. The majority of the remaining liability of $3 million is expected to be paid during 2023 with lease-related payments continuing through 2025.

The Company has additional restructuring plans which were implemented prior to 2022. As of December 31, 2022, the restructuring liability related to these plans was $19 million which was reduced by $1 million of cash payments during the three months ended March 31, 2023. The remaining liability of $18 million, all of which is related to leased facilities, is expected to be paid by 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of		Liability as of
	December 31, 2022	Cash Payments	March 31, 2023
Facility-related	$20	$(1)	$19
Personnel-related	6	(4)	2
	$26	$(5)	$21

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

On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. As a result, the Company has increased the reserve by

$7 million for this legacy tax matter in the first quarter of 2023, one-third of which is the responsibility of Wyndham Hotels. The OTA’s opinion is not final, and subsequent to the end of the quarter Cendant filed a petition for rehearing.

As of March 31, 2023 and December 31, 2022, the Cendant separation and related liabilities were $21 million and $15 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2023. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $42 million at March 31, 2023. The Company has a $14 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £32 million ($39 million USD) at March 31, 2023. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at March 31, 2023, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $90 million and was recorded in Accrued expenses and other liabilities and total receivables of $21 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa LLC (“Vacasa”), the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2023.

22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the three months ended March 31, 2023 and 2022.

23.    Subsequent Event
Sierra Timeshare 2023-1 Receivables Funding LLC
On April 5, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-1 Receivables Funding LLC, with an initial principal amount of $250 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.33%. The advance rate for this transaction was 91.25%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to potential resurgences of the novel coronavirus global pandemic (“COVID-19”) and its impacts; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

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
•Travel and Membership — operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Exchange and Travel Club business lines.

Economic Conditions and Key Business Trends
Our business continues to see strong demand for leisure travel, as the industry rebounds from the impacts of COVID-19. While we are experiencing the benefits of this positive demand trend, recent inflationary pressures, rising interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since the peak of COVID-19, we have experienced trends of increased gross VOI sales, including sales to new owners, and tours. Our volume per guest (“VPG”) has improved compared to pre-pandemic levels as it continues to benefit from strong demand for leisure travel and changes we made to our consumer credit quality marketing criteria. These changes are intended to strengthen sales efficiencies as well as the performance of our vacation ownership contract receivables (“VOCR”) portfolio. With the renewed strength in travel demand, we are once again seeking to increase the mix of new owner sales in order to expand our pipeline of potential future owner upgrade sales. With this strategic shift, we anticipate VPG levels to begin to moderate. Our current VOI inventory levels are expected to be sufficient to support sales during the near term, which limits our exposure to increased inventory costs due to the potential effects of inflation. Higher interest rates negatively impacted our interest expense during the three months ended March 31, 2023 as well as the reporting periods since COVID-19 and, if interest rates remain elevated, we expect this trend to continue. Although we are not currently seeing meaningful signs of a slowdown in leisure travel demand, we are monitoring economic conditions. While our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, this business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.

Inflation Reduction Act
On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with more than $1.0 billion of adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes became effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax and as of March 31, 2023 have incurred $1 million of excise tax related to share repurchases, which is expected to be paid in April 2024. This excise tax is included within Treasury stock on the Condensed Consolidated Balance Sheets.

Playbook365 Acquisition
On January 3, 2023, we acquired the Playbook365 business for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a fair market value of $7 million, which can range to $24 million, based on the achievement of certain financial metrics. Playbook365 is a youth and amateur sports management platform. This platform was integrated with Alliance Reservations Network’s (“ARN”) event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by ARN, and is included within the Travel and Membership segment. See Note 5—Acquisitions to the Condensed Consolidated Financial Statements for additional details.

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. Due to changes in organizational structure in the second quarter of 2022, the management of the Extra Holidays business was transitioned to the Vacation Ownership segment. As such, we reclassified the results of the Extra Holidays business, which was previously reported within the Travel and Membership segment, into the Vacation Ownership segment. Prior period segment information has been updated to reflect this change. The reportable segments presented are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses net revenues and Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as Net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2023 and 2022. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2023	2022	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$454	$379	19.8
Tours (in 000s) (b)	135	108	24.2
Volume Per Guest (c)	$3,215	$3,377	(4.8)
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	300	311	(3.5)
Travel Club	175	174	0.7
Total transactions	475	485	(2.0)
Revenue per transaction(f)
Exchange	$347	$328	5.9
Travel Club	$247	$259	(4.6)
Total revenue per transaction	$310	$303	2.3
Average number of exchange members (in 000s) (g)	3,512	3,570	(1.6)

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
(e)Represents the number of exchanges and travel club bookings recognized as revenue during the period, net of cancellations. In the third quarter of 2022, the Travel and Membership segment determined that the presentation of this performance measure for Travel Club would be more reflective of how members use the club if it included add-on vacation travel bookings, such as car rentals. This update is reflected in all periods presented.
(f)Represents transaction revenue divided by transactions.
(g)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2023 and 2022 (in millions):

	2023	2022
Vacation ownership interest sales, net	$338	$297
Loan loss provision	71	48
Gross VOI sales, net of Fee-for-Service sales	409	345
Fee-for-Service sales (1)	45	34
Gross VOI sales	$454	$379

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $27 million and $17 million Fee-for-Service commission revenues for the three months ended March 31, 2023 and 2022. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2023	2022	Favorable/(Unfavorable)
Net revenues	$879	$809	$70
Expenses	739	692	(47)
Loss on sale of business	2	—	(2)
Operating income	138	117	21
Interest expense	58	47	(11)
Other (income), net	(2)	(3)	(1)
Interest (income)	(3)	(1)	2
Income before income taxes	85	74	11
Provision for income taxes	22	23	1
Net income from continuing operations	63	51	12
Gain on disposal of discontinued business, net of income taxes	1	—	1
Net income attributable to Travel + Leisure Co. shareholders	$64	$51	$13

Net revenues increased $70 million for the three months ended March 31, 2023, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $4 million (0.5%). Excluding the impacts of foreign currency, the remaining revenue increase was primarily the result of $78 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to higher mix of new owner and international tours which generally produce lower VPGs, higher property management revenues due to higher property management fees and reimbursable revenues, and increased commission revenues due to higher volume of VOI Fee-for-Service sales.

Expenses increased $47 million for the three months ended March 31, 2023, compared with the same period last year. This increase was not materially impacted by foreign currency. Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$18 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$18 million increase in marketing costs in support of increased tour flow, new owner mix, and Travel Club launches;
•$11 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate;
•$5 million increase in other operating costs at the Travel and Membership segment in support of the new travel club launches; and
•$4 million increase in sales and commission expenses due to higher volume of VOI Fee-for-Service sales.
These increases were partially offset by a $9 million decrease in the cost of VOIs sold primarily due to product mix; and the absence of $7 million of restructuring charges incurred in the prior year.
We recognized a loss on sale of business of $2 million during the three months ended March 31, 2023 resulting from the sale of the Love Home Swap business.

Interest expense increased $11 million for the three months ended March 31, 2023 compared with the same period last year primarily due to higher average outstanding debt balance in 2023 and higher interest rates on variable borrowings.

Our effective tax rates were 25.5% and 31.3% during the three months ended March 31, 2023 and 2022. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by a decrease in state taxes and a decrease in unrecognized tax benefits partially offset by a tax deficiency from stock-based compensation. The effective tax rate for the three months ended March 31, 2022 was impacted by additions to unrecognized tax benefits and the remeasurement of net deferred tax liabilities as a result of statutory changes.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $13 million for the three months ended March 31, 2023 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2023	2022
Vacation Ownership	$685	$609
Travel and Membership	200	201
Total reportable segments	885	810
Corporate and other (a)	(6)	(1)
Total Company	$879	$809

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$64	$51
Gain on disposal of discontinued business, net of income taxes	(1)	—
Interest expense	58	47
Interest (income)	(3)	(1)
Provision for income taxes	22	23
Depreciation and amortization	28	30
Stock-based compensation	10	9
Legacy items	4	1
Loss on sale of business (b)	2	—
Restructuring (c)	—	7
COVID-19 related costs (d)	—	2
Asset impairments	—	1
Adjusted EBITDA	$184	$170

	Three Months Ended
	March 31,
Adjusted EBITDA	2023	2022
Vacation Ownership	$131	$105
Travel and Membership	71	82
Total reportable segments	202	187
Corporate and other (a)	(18)	(17)
Total Company	$184	$170

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.
(c)Includes $3 million of stock-based compensation expense for the three months ended March 31, 2022, associated with the 2022 restructuring.
(d)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022.

Vacation Ownership
Net revenues increased $76 million and Adjusted EBITDA increased $26 million during the three months ended March 31, 2023, compared with the same period of 2022. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.3%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $2 million (1.9%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$65 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to higher mix of new owner and international tours which generally produce lower VPGs;
•$13 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$9 million increase in commission revenues due to the volume of VOI Fee-for-Service sales;
•$6 million increase in other revenues due to higher VOI travel package and incentive revenue; and

•$5 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $23 million increase in our provision for loan losses primarily due to higher gross VOI sales and a 300-basis point increase in sales financed compared to the prior year. The increase in percentage of sales financed is in line with our strategic decision to grow our portfolio in pursuit of higher consumer financing revenue in exchange for the incremental increase in the provision for loan losses associated with incremental VOCR originations.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$18 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$17 million increase in marketing costs in support of increased tour flow and new owner mix;
•$11 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and
•$4 million increase in sales and commission expenses due to higher volume of VOI Fee-for-Service sales.
These increases were partially offset by a $9 million decrease in the cost of VOIs sold primarily due to product mix.

Travel and Membership
Net revenues decreased $1 million and Adjusted EBITDA decreased $11 million during the three months ended March 31, 2023, compared with the same period of 2022. The net revenue decrease was unfavorably impacted by foreign currency of $2 million (1.0%) and the Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $2 million (2.4%).

The increase in net revenues excluding the impact of foreign currency was primarily driven by improved revenue per transaction, partially offset by lower transactions. Transactions were impacted by the decrease in average number of exchange members, which was caused by industry consolidation and lower renewals.
In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by:
•$6 million increase in marketing and other costs, primarily in support of the new travel club launches; and a
•$3 million increase in cost of sales due to a heavier weighting of rentals in Exchange’s revenue mix.

Corporate and other
For the three months ended March 31, 2023 compared to 2022, Corporate and other revenue decreased $5 million due to the elimination of transactions between segments and Adjusted EBITDA decreased $1 million, primarily due to higher employee-related costs.

RESTRUCTURING PLANS
We incurred $7 million of restructuring charges during the three months ended March 31, 2022. These charges were associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $5 million of personnel costs at the Travel and Membership segment, (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	March 31, 2023	December 31, 2022	Change
Total assets	$6,477	$6,757	$(280)
Total liabilities	$7,452	$7,661	$(209)
Total (deficit)	$(975)	$(904)	$(71)

Total assets decreased by $280 million from December 31, 2022 to March 31, 2023, primarily due to:
•$354 million decrease in Cash and cash equivalents driven by net repayments of debt, share repurchases, and dividend payments; and

•$35 million decrease in Inventory driven by VOI sales and the net transfer of completed unregistered VOI inventory to property and equipment, partially offset by inventory recoveries.
These decreases were partially offset by:
•$51 million increase in Prepaid expenses driven by the timing of contract renewals for prepaid maintenance fees; and a
•$34 million increase in Other assets driven by income tax receivables.

Total liabilities decreased by $209 million from December 31, 2022 to March 31, 2023, primarily due to:
•$68 million decrease in Accrued expenses and other liabilities primarily due to timing of annual employee bonus and commission payments; and
•$186 million decrease in Debt due to repayment of the $400 million 3.90% secured notes due March 2023, partially offset by net borrowing on the revolving credit facility.
These decreases were partially offset by:
•$18 million increase in Deferred income driven by deferred exchange-related revenue as customers book their vacations for the year and subscription revenues due to timing of annual renewals; and
•$33 million increase in Deferred income taxes primarily driven by installment sales and inventory recoveries.

Total deficit increased $71 million from December 31, 2022 to March 31, 2023, primarily due to $102 million of share repurchases and $36 million of dividends; partially offset by $64 million of Net income attributable to Travel + Leisure Co. shareholders.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

Cash and Cash Equivalents
As of March 31, 2023, we had $196 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $784 million of available capacity as of March 31, 2023.

The revolving credit facility and term loan B facilities are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. Our first lien leverage ratio determines the interest rate on revolver borrowings and fees associated with letters of credit which subjects them to fluctuation.

As of March 31, 2023, our interest coverage ratio was 4.69 to 1.0 and our first lien leverage ratio was 3.67 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2023, we were in compliance with the financial covenants described above. We expect our first lien leverage ratio to increase slightly in the second quarter of 2023 due to timing of cash flows, but to decrease in the later part of the year.

On March 30, 2023, we amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fourth Amendment”). Through this amendment we exercised our early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the

Term Secured Overnight Financing Rate (“SOFR”). This change became effective for new USD based borrowings (except Base Rate borrowings) on or after March 31, 2023 and will become effective for the LIBOR based borrowings that were in existence at March 30, 2023 upon the rollover of these balances at maturity in April 2023. This change will eliminate our exposure to LIBOR.

Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During the fourth quarter of 2022 we amended the credit agreement governing our revolving credit facility and term loan B (“Third Amendment”) which provided for an incremental term loan B borrowing of $300 million due 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. During the first quarter we used net proceeds from the incremental term loan B borrowing, along with cash on hand, and borrowings under our revolving credit facility, to repay our $400 million notes which came due in March 2023. As of March 31, 2023, we had $3.26 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2024 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility, with a term through July 2024 and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $749 million ($132 million available as of March 31, 2023) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

Subsequent to the end of the first quarter of 2023 we closed on a securitization financing of $250 million. We closed on securitization financings of $800 million during the full year 2022. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2023, all of our securitized loan pools were in compliance with applicable contractual triggers.

We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our revolving credit facility, term loan B facilities, and non-recourse debt see Note 10—Debt to the Condensed Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	4/1/23 - 3/31/24	4/1/24 - 3/31/25	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	Thereafter	Total
Debt (a)	$11	$309	$636	$867	$403	$1,284	$3,510
Non-recourse debt (b)	229	294	593	201	180	490	1,987
Interest on debt (c)	304	278	222	149	97	133	1,183
Purchase commitments (d)	198	165	142	103	88	66	762
Operating leases	31	29	21	14	12	18	125
Total (e)	$773	$1,075	$1,614	$1,334	$780	$1,991	$7,567

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $572 million for marketing-related activities and $120 million for information technology activities.
(e)Excludes a $33 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $478 million outstanding as of March 31, 2023. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

As of March 31, 2023, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the three months ended March 31, 2023 and 2022 (in millions):

Cash provided by/(used in)	2023	2022	Change
Operating activities:	$7	$141	$(134)
Investing activities:	(17)	(16)	(1)
Financing activities:	(343)	(79)	(264)
Effects of changes in exchange rates on cash and cash equivalents	(1)	4	(5)
Net change in cash, cash equivalents and restricted cash	$(354)	$50	$(404)

Operating Activities
Net cash provided by operating activities was $7 million for the three months ended March 31, 2023, compared to $141 million in the prior year. This $134 million decrease was driven by a $192 million increase in cash utilized for working capital mainly due to timing and inventory spending; partially offset by a $46 million increase in non-cash add-back items primarily due to a higher provision for loan losses and deferred income taxes, and a $13 million increase in Net income attributable to Travel + Leisure Co. shareholders.

Investing Activities
Net cash used in investing activities from continuing operations increased $1 million during the three months ended March 31, 2023. This increase is primarily due to the $6 million cash payment for the acquisition of Playbook365 and $2 million of higher property and equipment additions, partially offset by $7 million of investment purchases in the prior year.

Financing Activities
Net cash used in financing activities increased $264 million during the three months ended March 31, 2023. This increase was primarily due to $189 million of higher net repayments on debt and notes and $56 million of higher share repurchases in the current year.

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

During the three months ended March 31, 2023, we spent $36 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2023 with anticipated spending between $90 million and $100 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the three months ended March 31, 2023, we spent $12 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2023, we anticipate spending between $60 million and $65 million on capital expenditures, primarily for continuation of information technology digital initiatives, travel club enablement, and sales center/resort improvements.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of March 31, 2023, the Board of Directors has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. As of March 31, 2023, we had $375 million of remaining availability in our program.

Under our current share repurchase program, we repurchased 2.5 million shares at an average price of $40.13 for a cost of $102 million during the three months ended March 31, 2023. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.45 and $0.40 per share during the first quarters of 2023 and 2022. The aggregate dividends paid to shareholders were $37 million and $35 million during the three months ended March 31, 2023 and 2022. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

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

CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed

Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 22, 2023, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2023 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2023 compared to 2022. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $3 million increase or decrease in annual consumer financing interest expense and $4 million increase or decrease in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2023, was $617 million in non-recourse debt and $787 million in corporate debt. A 100-basis point change in the underlying interest rates would result in a $6 million increase or decrease in annual consumer financing interest expense and a $8 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2023, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January 2023	908,213	$39.62	908,213	$440,728,387
February 2023	680,845	$42.43	680,845	$411,840,506
March 2023 (a)	944,442	$38.96	944,442	$375,183,451
Total (a)	2,533,500	$40.13	2,533,500	$375,183,451
(a) Includes 82,188 shares purchased for which the trade date occurred in March 2023 while settlement occurred in April 2023.

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

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
10.1	Fourth Amendment to Credit Agreement, dated as of March 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 4, 2023).
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: April 26, 2023	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: April 26, 2023	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer