Form 10-Q
period 2023-06-30
Travel & Leisure Co.
filed 2023-07-26
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
73,924,313 shares of common stock outstanding as of June 30, 2023.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and six-month periods ended June 30, 2023 and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
July 26, 2023

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues
Service and membership fees	$424	$410	$844	$812
Vacation ownership interest sales	401	400	739	697
Consumer financing	103	99	206	198
Other	21	13	40	24
Net revenues	949	922	1,829	1,731
Expenses
Operating	427	404	847	785
Cost of vacation ownership interests	33	46	64	86
Consumer financing interest	27	17	52	34
Marketing	127	119	238	213
General and administrative	114	121	239	241
Depreciation and amortization	28	31	55	61
Restructuring	11	1	11	8
COVID-19 related costs	—	—	—	2
Asset recoveries, net	(1)	(2)	(1)	(1)
Total expenses	766	737	1,505	1,429
Loss on sale of business	—	—	2	—
Operating income	183	185	322	302
Interest expense	61	47	119	94
Other (income)/expense, net	—	7	(1)	4
Interest (income)	(3)	(1)	(6)	(2)
Income before income taxes	125	132	210	206
Provision for income taxes	36	32	58	55
Net income from continuing operations	89	100	152	151
Gain on disposal of discontinued business, net of income taxes	5	—	5	—
Net income attributable to Travel + Leisure Co. shareholders	$94	$100	$157	$151

Earnings per share
Basic earnings per share
Continuing operations	$1.18	$1.17	$1.99	$1.76
Discontinued operations	0.07	—	0.07	—
	$1.25	$1.17	$2.06	$1.76
Diluted earnings per share
Continuing operations	$1.18	$1.16	$1.98	$1.75
Discontinued operations	0.07	—	0.07	—
	$1.25	$1.16	$2.05	$1.75

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$94	$100	$157	$151
Foreign currency translation adjustments, net of tax	2	(33)	—	(30)
Other comprehensive income/(loss), net of tax	2	(33)	—	(30)
Comprehensive income	$96	$67	$157	$121

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$214	$550
Restricted cash (VIE - $91 as of 2023 and $83 as of 2022)	164	138
Trade receivables, net	160	160
Vacation ownership contract receivables, net (VIE - $2,112 as of 2023 and $2,164 as of 2022)	2,426	2,370
Inventory	1,148	1,193
Prepaid expenses	247	202
Property and equipment, net	665	658
Goodwill	961	955
Other intangibles, net	204	207
Other assets	413	324
Total assets	$6,602	$6,757
Liabilities and (deficit)
Accounts payable	$70	$65
Accrued expenses and other liabilities	826	876
Deferred income	423	399
Non-recourse vacation ownership debt (VIE)	1,901	1,973
Debt	3,671	3,669
Deferred income taxes	715	679
Total liabilities	7,606	7,661
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 223,628,434 issued as of 2023 and 222,895,523 as of 2022	2	2
Treasury stock, at cost – 149,628,538 shares as of 2023 and 144,499,361 shares as of 2022	(7,090)	(6,886)
Additional paid-in capital	4,258	4,242
Retained earnings	1,895	1,808
Accumulated other comprehensive loss	(79)	(79)
Total stockholders’ (deficit)	(1,014)	(913)
Noncontrolling interest	10	9
Total (deficit)	(1,004)	(904)
Total liabilities and (deficit)	$6,602	$6,757

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$157	$151
Gain on disposal of discontinued business, net of income taxes	(5)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	158	125
Depreciation and amortization	55	61
Deferred income taxes	36	16
Stock-based compensation	22	24
Non-cash interest	9	10
Non-cash lease expense	7	8
Loss on sale of business	2	—
Asset recoveries, net	—	(1)
Other, net	4	17
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	1	(11)
Vacation ownership contract receivables	(216)	(128)
Inventory	11	(8)
Prepaid expenses	(45)	14
Other assets	(31)	2
Accounts payable, accrued expenses, and other liabilities	(71)	(57)
Deferred income	16	7
Net cash provided by operating activities	110	230
Investing activities
Property and equipment additions	(28)	(24)
Acquisitions	(6)	—
Purchase of investments	—	(6)
Other, net	1	1
Net cash used in investing activities	(33)	(29)
Financing activities
Proceeds from non-recourse vacation ownership debt	687	655
Principal payments on non-recourse vacation ownership debt	(758)	(742)
Proceeds from debt	1,062	—
Principal payments on debt	(672)	(4)
Repayment of notes	(403)	(2)
Repurchase of common stock	(202)	(127)
Dividends to shareholders	(71)	(70)
Payment of deferred acquisition consideration	(14)	(19)
Net share settlement of incentive equity awards	(10)	(6)
Repayments of vacation ownership inventory arrangement	(6)	—
Debt issuance/modification costs	(5)	(6)
Proceeds from issuance of common stock	6	6
Net cash used in financing activities	(386)	(315)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(5)
Net change in cash, cash equivalents and restricted cash	(310)	(119)
Cash, cash equivalents and restricted cash, beginning of period	688	497
Cash, cash equivalents and restricted cash, end of period	378	378
Less: Restricted cash	164	137
Cash and cash equivalents	$214	$241
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)
Net income	—	—	—	—	64	—	—	64
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(2.5)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(36)	—	—	(36)
Balance as of March 31, 2023	76.2	2	(6,988)	4,247	1,836	(81)	9	(975)
Net income	—	—	—	—	94	—	—	94
Other comprehensive income	—	—	—	—	—	2	—	2
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(2.6)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2023	74.0	$2	$(7,090)	$4,258	$1,895	$(79)	$10	$(1,004)

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

In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company bifurcates the sale and allocates the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.

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

Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Management fee revenues	$108	$106	$215	$207
Reimbursable revenues	97	83	189	167
Property management fees and reimbursable revenues	$205	$189	$404	$374

One of the associations that the Company manages paid its Travel and Membership segment $8 million and $9 million for exchange services during the three months ended June 30, 2023 and 2022, and $17 million during each of the six months ended June 30, 2023 and 2022.

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

The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs; and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Revenues from other vacation exchange related product fees are deferred and recognized upon the occurrence of a future exchange, event, or other related transaction.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	June 30, 2023	December 31, 2022
Deferred subscription revenue	$167	$164
Deferred VOI trial package revenue	115	101
Deferred VOI incentive revenue	76	70
Deferred exchange-related revenue (a)	59	53
Deferred co-branded credit card programs revenue	7	9
Deferred other revenue	—	3
Total	$424	$400

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In the Company’s Vacation Ownership business, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within three years of purchase, but may extend longer for certain programs. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of the VOI sale, but may extend longer for certain programs.

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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Six Months Ended
	June 30,
	2023	2022
Beginning balance	$400	$382
Additions	177	153
Revenue recognized	(153)	(144)
Ending balance	$424	$391

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occur, which is typically within two years from the date of sale. As of June 30, 2023 and December 31, 2022, these capitalized costs were $42 million and $35 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2023, the capitalized costs were $17 million, of which $11 million are included in Prepaid expenses and $6 million are included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the capitalized costs were $18 million, of which $11 million are included in Prepaid expenses and $7 million are included in Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2023 - 6/30/2024	7/1/2024 - 6/30/2025	7/1/2025 - 6/30/2026	Thereafter	Total
Subscription revenue	$97	$38	$17	$15	$167
VOI trial package revenue	109	2	2	2	115
VOI incentive revenue	76	—	—	—	76
Exchange-related revenue	56	3	—	—	59
Co-branded credit card programs revenue	3	3	1	—	7
Total	$341	$46	$20	$17	$424

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Vacation Ownership
Vacation ownership interest sales	$401	$400	$739	$697
Property management fees and reimbursable revenues	205	189	404	374
Consumer financing	103	99	206	198
Fee-for-Service commissions	41	34	67	51
Ancillary revenues	18	13	37	24
Total Vacation Ownership	768	735	1,453	1,344

Travel and Membership
Transaction revenues	126	135	273	282
Subscription revenues	46	45	91	90
Ancillary revenues	7	8	15	17
Total Travel and Membership	179	188	379	389

Corporate and other
Ancillary revenues	3	—	3	—
Eliminations	(1)	(1)	(6)	(2)
Total Corporate and other	2	(1)	(3)	(2)

Net revenues	$949	$922	$1,829	$1,731

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$89	$100	$152	$151
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	5	—	5	—
Net income attributable to Travel + Leisure Co. shareholders	$94	$100	$157	$151

Basic earnings per share (a)
Continuing operations	$1.18	$1.17	$1.99	$1.76
Discontinued operations	0.07	—	0.07	—
	$1.25	$1.17	$2.06	$1.76

Diluted earnings per share (a)
Continuing operations	$1.18	$1.16	$1.98	$1.75
Discontinued operations	0.07	—	0.07	—
	$1.25	$1.16	$2.05	$1.75

Basic weighted average shares outstanding	75.2	85.0	76.3	85.5
RSUs,(b) PSUs (c) and NQs (d)	0.3	0.7	0.5	0.9
Diluted weighted average shares outstanding (e)	75.5	85.7	76.8	86.4

Dividends:
Aggregate dividends paid to shareholders	$35	$35	$71	$70

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 1.3 million and 1.2 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2023 and 0.7 million and 0.8 million of RSUs that would have been anti-dilutive to EPS for the three and six months ended June 30, 2022. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.9 million for both the three and six months ended June 30, 2023 and 0.6 million of PSUs for both the three and six months ended June 30, 2022, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 2.3 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2023 and 1.1 million of outstanding NQs for both the three and six months ended June 30, 2022. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2022	120.0	$6,104
Repurchases	5.1	202
As of June 30, 2023	125.1	$6,306

Since the inception of the Company’s share repurchase program in August 2007 proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of June 30, 2023, the Company had $275 million of remaining availability under the program.

During 2022, the United States enacted the Inflation Reduction Act which became effective for the 2023 tax year. Among other provisions, this new law imposes a 1% excise tax on stock buybacks. During the six months ended June 30, 2023, the Company recorded $2 million of excise tax related to share repurchases; which is included within Treasury stock on the Condensed Consolidated Balance Sheets.

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

This transaction was accounted for as a business acquisition. As of June 30, 2023, the Company has recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation includes: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Condensed Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Condensed Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. The Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of 2023. This business is included within the Travel and Membership segment.

Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing. The Company made additional payments of $20 million, $20 million, and $15 million during each of the second quarters of 2021, 2022, and 2023. The majority of these payments were reflected as cash used in Financing activities on the Condensed Consolidated Statements of Cash Flows. The remaining $10 million payment will be completed in June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

6.    Discontinued Operations
During 2018 the Company sold its European vacation rentals business. In connection with this sale, during the three and six months ended June 30, 2023, the Company recognized a $5 million Gain on disposal of discontinued business, net of income taxes associated with the release of a guarantee. See Note 21—Transactions with Former Parent and Former Subsidiaries for additional information.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Vacation ownership contract receivables:
Securitized (a)	$2,112	$2,164
Non-securitized (b)	859	747
Vacation ownership contract receivables, gross	2,971	2,911
Less: allowance for loan losses	545	541
Vacation ownership contract receivables, net	$2,426	$2,370

(a)Excludes $15 million and $17 million of accrued interest on VOCRs as of June 30, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $7 million of accrued interest on VOCRs as of June 30, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2023, the Company’s securitized VOCRs generated interest income of $78 million and $154 million. During the three and six months ended June 30, 2022, the Company’s securitized VOCRs generated interest income of $72 million and $141 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2023 and 2022, the Company had net VOCR originations of $674 million and $555 million, and received principal collections of $458 million and $427 million. The weighted average interest rate on outstanding VOCRs was 14.7% and 14.6% as of June 30, 2023 and December 31, 2022.

The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Six Months Ended
	June 30,
	2023	2022
Allowance for loan losses, beginning balance	$541	$510
Provision for loan losses, net	158	125
Contract receivables write-offs, net	(154)	(123)
Allowance for loan losses, ending balance	$545	$512

The Company recorded net provisions for loan losses of $86 million and $158 million as a reduction of net revenues during the three and six months ended June 30, 2023, and $76 million and $125 million for the three and six months ended June 30, 2022.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,740	$749	$125	$88	$150	$2,852
31 - 60 days	16	21	13	2	1	53
61 - 90 days	10	16	10	2	—	38
91 - 120 days	8	10	9	1	—	28
Total	$1,774	$796	$157	$93	$151	$2,971

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,674	$700	$93	$142	$143	$2,752
31 - 60 days	24	32	11	5	1	73
61 - 90 days	16	20	7	2	—	45
91 - 120 days	12	17	10	2	—	41
Total	$1,726	$769	$121	$151	$144	$2,911

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$486	$146	$2	$20	$54	$708
2022	522	271	54	20	24	891
2021	210	114	32	6	15	377
2020	105	48	12	5	12	182
2019	158	80	22	14	16	290
Prior	293	137	35	28	30	523
Total	$1,774	$796	$157	$93	$151	$2,971

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$745	$291	$19	$87	$52	$1,194
2021	275	149	30	8	19	481
2020	134	60	12	5	15	226
2019	198	97	23	16	21	355
2018	162	74	16	13	14	279
Prior	212	98	21	22	23	376
Total	$1,726	$769	$121	$151	$144	$2,911

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Six Months Ended
June 30, 2023
2023	$1
2022	81
2021	27
2020	10
2019	14
Prior	21
Total	$154

8.    Inventory
Inventory consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Completed VOI inventory	$937	$982
Estimated VOI recoveries	194	192
VOI construction in process	11	14
Exchange and other inventory	5	4
Land held for VOI development	1	1
Total inventory	$1,148	$1,193

As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $16 million and $71 million during the six months ended June 30, 2023 and 2022.

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

The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Atlanta (a) (b)	Las Vegas (a)	Other (c)	Total
December 31, 2022	$—	$30	$7	$37
Purchases	—	—	27	27
Payments	—	(30)	(26)	(56)
June 30, 2023	$—	$—	$8	$8

December 31, 2021	$—	$13	$1	$14
Purchases	67	27	34	128
Payments	(67)	—	(26)	(93)
June 30, 2022	$—	$40	$9	$49

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia, acquired from a third-party developer.
(c)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Capitalized software	$743	$724
Building and leasehold improvements (a)	687	671
Furniture, fixtures and equipment	193	192
Finance leases	34	27
Land	31	30
Construction in progress	12	8
Total property and equipment	1,700	1,652
Less: accumulated depreciation and amortization	1,035	994
Property and equipment, net	$665	$658

(a)Includes $258 million and $242 million of unregistered VOI inventory as of June 30, 2023 and December 31, 2022.

10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,372	$1,545
USD bank conduit facility (due July 2024) (c)	426	321
AUD/NZD bank conduit facility (due December 2024) (d)	103	107
Total	$1,901	$1,973

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$395	$—
$300 million secured term loan B (due May 2025) (g)	285	286
$300 million secured incremental term loan B (due December 2029) (h)	287	288
$400 million 3.90% secured notes (due March 2023) (i)	—	400
$300 million 5.65% secured notes (due April 2024)	300	299
$350 million 6.60% secured notes (due October 2025) (j)	347	346
$650 million 6.625% secured notes (due July 2026)	645	645
$400 million 6.00% secured notes (due April 2027) (k)	405	406
$650 million 4.50% secured notes (due December 2029)	643	642
$350 million 4.625% secured notes (due March 2030)	346	346
Finance leases	18	11
Total	$3,671	$3,669

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.26 billion and $2.29 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2023 and December 31, 2022.
(b)The carrying amounts of the term notes are net of deferred financing costs of $17 million and $18 million as of June 30, 2023 and December 31, 2022.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $21 million and $23 million as of June 30, 2023 and December 31, 2022, and net of unamortized debt financing costs of $9 million and $10 million as of June 30, 2023 and December 31, 2022.

(f)The weighted average effective interest rate on borrowings from this facility was 7.18% and 7.53% as of June 30, 2023 and December 31, 2022.
(g)The weighted average effective interest rate on borrowings from this facility was 7.10% and 4.01% as of June 30, 2023 and December 31, 2022.
(h)The weighted average effective interest rate on borrowings from this facility was 8.94% and 8.24% as of June 30, 2023 and December 31, 2022.
(i)Includes less than $1 million of unamortized gains from the settlement of a derivative as of December 31, 2022.
(j)Includes $2 million and $3 million of unamortized losses from the settlement of a derivative as of June 30, 2023 and December 31, 2022.
(k)Includes $7 million of unamortized gains from the settlement of a derivative as of both June 30, 2023 and December 31, 2022.

Sierra Timeshare 2023-1 Receivables Funding LLC
On April 5, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-1 Receivables Funding LLC, with an initial principal amount of $250 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.33%. The advance rate for this transaction was 91.25%.

Credit Agreement Amendment
On March 30, 2023, the Company amended the credit agreement governing its revolving credit facility and term loan B facilities (“Fourth Amendment”). Through this amendment the Company exercised its early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated the Company’s exposure to LIBOR.

Maturities and Capacity
The Company’s outstanding indebtedness as of June 30, 2023, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$218	$313	$531
Between 1 and 2 years	291	290	581
Between 2 and 3 years	493	354	847
Between 3 and 4 years	188	1,449	1,637
Between 4 and 5 years	190	3	193
Thereafter	521	1,262	1,783
	$1,901	$3,671	$5,572

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of June 30, 2023, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$749	$1,000
Less: outstanding borrowings	529	395
Less: letters of credit	—	1
Available capacity	$220	$604

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

As of June 30, 2023, the Company’s interest coverage ratio was 4.61 to 1.0 and the first lien leverage ratio was 3.70 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2023, the Company was in compliance with the financial covenants described above.

Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2023, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $61 million and $119 million during the three and six months ended June 30, 2023, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $121 million during the six months ended June 30, 2023.

The Company incurred interest expense of $47 million and $94 million during the three and six months ended June 30, 2022, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $94 million during the six months ended June 30, 2022.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $27 million and $52 million during the three and six months ended June 30, 2023, and $17 million and $34 million during the three and six months ended June 30, 2022. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $41 million and $24 million for the six months ended June 30, 2023 and 2022.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2023	December 31, 2022
Securitized contract receivables, gross (a)	$2,112	$2,164
Securitized restricted cash (b)	91	83
Interest receivables on securitized contract receivables (c)	15	17
Other assets (d)	42	25
Total SPE assets	2,260	2,289
Non-recourse term notes (e) (f)	1,372	1,545
Non-recourse conduit facilities (e)	529	428
Other liabilities (g)	1	5
Total SPE liabilities	1,902	1,978
SPE assets in excess of SPE liabilities	$358	$311

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
(f)Includes deferred financing costs of $17 million and $18 million as of June 30, 2023 and December 31, 2022, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $859 million and $747 million as of June 30, 2023 and December 31, 2022.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2023	December 31, 2022
SPE assets in excess of SPE liabilities	$358	$311
Non-securitized contract receivables	859	747
Less: allowance for loan losses	545	541
Total, net	$672	$517

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

As of June 30, 2023, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of June 30, 2023 and 2022.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,426	$2,689	$2,370	$2,639
Liabilities
Debt (Level 2)	$5,572	$5,356	$5,642	$5,356

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

13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of June 30, 2023, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2023 and 2022, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three and six months ended June 30, 2023 or 2022.

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

The Company’s effective tax rate was 29.1% and 24.3% for the three months ended June 30, 2023 and 2022; and 27.6% and 26.8% for the six months ended June 30, 2023 and 2022. The effective tax rate for the three months ended June 30, 2023 was primarily impacted by an increase in state taxes due to state legislative changes and an increase from valuation allowances on foreign tax credits. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by an increase to the valuation allowances on foreign tax credits and a tax deficiency from stock-based compensation, partially offset by a decrease in unrecognized tax benefits. The effective tax rates for the three and six months ended June 30, 2022 were impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with tax authorities.

The Company made income tax payments, net of tax refunds, of $80 million and $88 million during the six months ended June 30, 2023 and 2022.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$5	$6	$11	$12

Short-term lease cost	$3	$3	$7	$7

Finance lease cost:
Amortization of right-of-use assets	$2	$1	$4	$3
Interest on lease liabilities	—	—	—	—
Total finance lease cost	$2	$1	$4	$3

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$53	$62
Operating lease liabilities	Accrued expenses and other liabilities	$98	$111

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$19	$12
Finance lease liabilities	Debt	$18	$11

Weighted average remaining lease term:
Operating leases		5.3 years	5.6 years
Finance leases		3.0 years	2.7 years
Weighted average discount rate:
Operating leases (b)		5.9%	5.9%
Finance leases		6.3%	5.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16	$16
Financing cash outflows from finance leases	$4	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$1	$(1)
Finance leases	$10	$3

(a)Includes write-off of right-of-use assets during the six months ended June 30, 2022.

The table below presents maturities of lease liabilities as of June 30, 2023 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2023	$15	$4
2024	28	7
2025	24	5
2026	14	3
2027	13	1
Thereafter	21	—
Total minimum lease payments	115	20
Less: amount of lease payments representing interest	(17)	(2)
Present value of future minimum lease payments	$98	$18

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $7 million and $3 million as of June 30, 2023 and December 31, 2022. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2023, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $11 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive income	1	—	1
Balance, June 30, 2023	$(177)	$—	$(177)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	(1)	—	(1)
Balance, June 30, 2023	$98	$—	$98

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive income	—	—	—
Balance, June 30, 2023	$(79)	$—	$(79)

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive loss	(32)	—	(32)
Balance, June 30, 2022	$(177)	$(1)	$(178)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	2	—	2
Balance, June 30, 2022	$99	$1	$100

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive loss	(30)	—	(30)
Balance, June 30, 2022	$(78)	$—	$(78)

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.

There were no reclassifications out of AOCL for the six months ended June 30, 2023 or 2022.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2023, based on number of awards granted at target performance levels, 10.0 million shares remained available.

Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2023, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $21 million in the form of PSUs. Of these awards, the RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the six months ended June 30, 2022, the Company granted incentive equity awards to key employees and senior officers of $31 million in the form of RSUs and $13 million in the form of PSUs.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the six months ended June 30, 2023, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2022	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, June 30, 2023
RSUs
Number of RSUs	1.8	0.8	(0.9)	(0.1)	1.6	(c)
Weighted average grant price	$48.79	$42.14	$37.93	$48.20	$47.20

PSUs
Number of PSUs	0.5	0.5	—	(0.1)	0.9	(d)
Weighted average grant price	$51.26	$42.18	$—	$41.19	$47.52

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.36	$—	$—	$—	$44.90

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $66 million as of June 30, 2023, which is expected to be recognized over a weighted average period of 2.8 years.
(d)The aggregate maximum unrecognized compensation expense related to PSUs that are probable of vesting was $50 million as of June 30, 2023, which is expected to be recognized over a weighted average period of 2.4 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $5 million which would be recognized over a weighted average period of 2.7 years.
(e)There were 1.7 million NQs which were exercisable as of June 30, 2023. These exercisable NQs will expire over a weighted average period of 5.8 years and carry a weighted average grant date fair value of $8.60. Unrecognized compensation expense for NQs was $3 million as of June 30, 2023, which is expected to be recognized over a weighted average period of 1.4 years.

The Company did not grant any stock options during the six months ended June 30, 2023 or 2022. The fair value of stock options granted by the Company prior to 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

The total intrinsic value of options exercised was less than $1 million during the six months ended June 30, 2023 and 2022. The vest date fair value of shares that vested during the six months ended June 30, 2023 and 2022 was $36 million and $31 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $12 million and $22 million during the three and six months ended June 30, 2023, and $12 million and $24 million during the three and six months ended June 30, 2022 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Such stock-based compensation expense for the six months ended June 30, 2022 includes $3 million which is classified within Restructuring on the Condensed Consolidated Statements of Income. During the six months ended June 30, 2023 and 2022 the Company recognized $6 million and $7 million of tax benefits associated with stock-based compensation.

The Company paid $10 million and $6 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2023 and 2022. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during each of the six months ended June 30, 2023 and 2022 and recognized $1 million and less than $1 million of compensation expense for these issuances. The value of shares issued under this plan was $5 million during each of the six months ended June 30, 2023 and 2022.

19.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. Adjusted EBITDA is defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2023	2022	2023	2022
Vacation Ownership	$768	$735	$1,453	$1,344
Travel and Membership	179	188	379	389
Total reportable segments	947	923	1,832	1,733
Corporate and other (a)	2	(1)	(3)	(2)
Total Company	$949	$922	$1,829	$1,731

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$94	$100	$157	$151
Gain on disposal of discontinued business, net of income taxes	(5)	—	(5)	—
Interest expense	61	47	119	94
Interest (income)	(3)	(1)	(6)	(2)
Provision for income taxes	36	32	58	55
Depreciation and amortization	28	31	55	61
Stock-based compensation	12	12	22	21
Restructuring (b)	11	1	11	8
Legacy items	2	1	7	2
Loss on equity investment	—	8	—	8
Loss on sale of business (c)	—	—	2	—
COVID-19 related costs (d)	—	—	—	2
Asset recoveries, net (e)	—	(1)	—	(1)
Adjusted EBITDA	$236	$230	$420	$399

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2023	2022	2023	2022
Vacation Ownership	$187	$187	$319	$291
Travel and Membership	62	64	133	146
Total reportable segments	249	251	452	437
Corporate and other (a)	(13)	(21)	(32)	(38)
Total Company	$236	$230	$420	$399

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the six months ended June 30, 2022, associated with the 2022 restructuring.
(c)Represents the loss on sale of the Love Home Swap business.
(d)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022.
(e)Includes $1 million of inventory impairments for the three and six months ended June 30, 2023 and 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Segment Assets (a)	June 30, 2023	December 31, 2022
Vacation Ownership	$4,861	$4,826
Travel and Membership	1,361	1,335
Total reportable segments	6,222	6,161
Corporate and other	380	596
Total Company	$6,602	$6,757

(a)Excludes investment in consolidated subsidiaries.

20.    Restructuring
2023 Restructuring Plan
During both the three and six months ended June 30, 2023, the Company incurred $11 million of restructuring charges. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 150 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its organizational footprint by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges incurred through June 30, 2023 consisted of (i) $6 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $1 million of personnel-related costs at the Travel and Membership segment. All material initiative and related expenses have been incurred as of June 30, 2023. The Company reduced the 2023 restructuring liability by $2 million of cash payments during the six months ended June 30, 2023. The remaining 2023 restructuring liability of $9 million is expected to be paid by the end of 2024.

2022 Restructuring Plan
During 2022, the Company incurred $14 million of restructuring charges. These charges were associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of June 30, 2023. As of December 31, 2022, this restructuring liability was $7 million which was reduced by $6 million of cash payments during the six months ended June 30, 2023. The remaining liability of $1 million is expected to be paid during 2024.

The Company has additional restructuring plans which were implemented prior to 2022. As of December 31, 2022, the restructuring liability related to these plans was $19 million which was reduced by $1 million of cash payments during the six months ended June 30, 2023. The remaining liability of $18 million, all of which is related to leased facilities, is expected to be paid by 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2022	Costs Recognized	Cash Payments	June 30, 2023
Facility-related	$20	$1	$(3)	$18
Personnel-related	6	10	(6)	10
	$26	$11	$(9)	$28

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

On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. As a result, the Company has increased the reserve by $7 million for this legacy tax matter in the first quarter of 2023, one-third of which is the responsibility of Wyndham Hotels. The OTA’s opinion is not final, and during the second quarter of 2023 Cendant filed a petition for rehearing.

As of June 30, 2023 and December 31, 2022, the Cendant separation and related liabilities were $22 million and $15 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Travel + Leisure Co. entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement, and the License, Development and Noncompetition Agreement. The Transition Services Agreement ended in 2020.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2023. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During the second quarter of 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Condensed Consolidated Statements of Income. The estimated fair value of the remaining indemnifications was $36 million at June 30, 2023. The Company has a $12 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £31 million ($39 million USD) at June 30, 2023. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at June 30, 2023, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $84 million and was recorded in Accrued expenses and other liabilities and total receivables of $19 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2023.

22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the six months ended June 30, 2023 and 2022.

23.    Subsequent Event
Sierra Timeshare 2023-2 Receivables Funding LLC
On July 20, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.72%. The advance rate for this transaction was 91.7%.

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

Economic Conditions and Key Business Trends
Our business continues to see strong demand for leisure travel, as the industry rebounds from the impacts of COVID-19. While we are experiencing the benefits of this positive demand trend, recent inflationary pressures, rising interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since the peak of COVID-19, we have experienced trends of increased gross VOI sales, including sales to new owners, volume per guest (“VPG”), and tours. With the renewed strength in travel demand, we are once again seeking to increase the mix of new owner sales in order to expand our pipeline of potential future owner upgrade sales. As expected with this strategic shift, we are beginning to see our VPG levels moderate, however they remain above pre-pandemic levels. In addition to the new owner impact on our VPGs, during the second quarter of 2023 we saw a modest softening of close rates, which we believe reflects the releasing of pent-up travel demand that benefited us in the prior year. Despite this modest softening of close rates during the quarter, they still remain above pre-pandemic levels.

During the pandemic we made changes to our consumer credit quality marketing criteria. These changes are intended to strengthen sales efficiencies as well as the performance of our vacation ownership contract receivables (“VOCR”) portfolio. As a result of this change we have seen an overall improvement in delinquencies, although we saw some normalization of delinquency rates in the second quarter of 2023 compared to the second quarter of 2022.

Our current VOI inventory levels are expected to be sufficient to support sales during the near term, which limits our exposure to increased inventory costs due to the potential effects of inflation. Higher interest rates negatively impacted our interest expense during the three and six months ended June 30, 2023 as well as the reporting periods since COVID-19 and, if interest rates remain elevated, we expect this trend to continue. Although we are not currently seeing meaningful signs of a slowdown in leisure travel demand, we are monitoring economic conditions. While our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, this business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.

Inflation Reduction Act
On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with more than $1.0 billion of adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes became effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax and during the six months ended June 30, 2023 have incurred $2 million of excise tax related to share repurchases, which is expected to be paid in April 2024. This excise tax is included within Treasury stock on the Condensed Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2023 and 2022. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2023	2022	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$557	$527	5.6
Tours (in 000s) (b)	170	148	15.2
Volume Per Guest (c)	$3,150	$3,489	(9.7)
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	236	253	(6.6)
Travel Club	180	197	(8.6)
Total transactions	416	450	(7.5)
Revenue per transaction(f)
Exchange	$359	$343	4.8
Travel Club	$229	$247	(7.5)
Total revenue per transaction	$303	$301	0.6
Average number of exchange members (in 000s) (g)	3,502	3,517	(0.4)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2023 and 2022 (in millions):

	2023	2022
Vacation ownership interest sales, net	$401	$400
Loan loss provision	86	76
Gross VOI sales, net of Fee-for-Service sales	487	476
Fee-for-Service sales (1)	70	51
Gross VOI sales	$557	$527

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $41 million and $34 million of Fee-for-Service commission revenues for the three months ended June 30, 2023 and 2022. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2023	2022	Favorable/(Unfavorable)
Net revenues	$949	$922	$27
Expenses	766	737	(29)
Operating income	183	185	(2)
Interest expense	61	47	(14)
Other (income)/expense, net	—	7	7
Interest (income)	(3)	(1)	2
Income before income taxes	125	132	(7)
Provision for income taxes	36	32	(4)
Net income from continuing operations	89	100	(11)
Gain on disposal of discontinued business, net of income taxes	5	—	5
Net income attributable to Travel + Leisure Co. shareholders	$94	$100	$(6)

Net revenues increased $27 million for the three months ended June 30, 2023, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $3 million (0.3%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$35 million of increased revenues at our Vacation Ownership segment primarily due to higher property management revenues resulting from higher property management fees and reimbursable revenues, increased commission revenues driven by higher volume of VOI Fee-for-Service sales, and an increase in other revenues due to higher VOI travel package and incentive revenue; partially offset by
•$8 million of decreased revenues at our Travel and Membership segment primarily due to lower transactions, partially offset by increased revenue per transaction.

Expenses increased $29 million for the three months ended June 30, 2023, compared with the same period last year. This increase was favorably impacted by foreign currency of $1 million (0.1%). Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$18 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$10 million increase in restructuring expenses;
•$9 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate;
•$8 million increase in marketing costs in support of increased tour flow and new owner mix; and an
•$8 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, including Fee-for-Service sales.
These increases were partially offset by a $12 million decrease in the cost of VOIs sold primarily due to product mix, a $7 million decrease in general and administrative expenses driven by lower legal fees, and a $6 million decrease in cost of sales at the Travel and Membership segment associated with lower transactions.

Interest expense increased $14 million for the three months ended June 30, 2023 compared with the same period last year primarily due to higher average outstanding debt balance and higher interest rates on variable borrowings in 2023.

Other expense, net of other income decreased $7 million for the three months ended June 30, 2023, compared with the same period last year, primarily due to an unrealized loss on equity investments in 2022.

Our effective tax rates were 29.1% and 24.3% during the three months ended June 30, 2023 and 2022. The effective tax rate for the three months ended June 30, 2023, was primarily impacted by an increase in state taxes due to state legislative changes and an increase from valuation allowances on foreign tax credits. The effective tax rate for the three months ended June 30, 2022, was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with tax authorities.

Gain on disposal of discontinued business, net of income taxes was $5 million during the three months ended June 30, 2023 resulting from the release of an expired guarantee related to the sale of the European vacation rentals business.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $6 million for the three months ended June 30, 2023 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2023	2022
Vacation Ownership	$768	$735
Travel and Membership	179	188
Total reportable segments	947	923
Corporate and other (a)	2	(1)
Total Company	$949	$922

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$94	$100
Gain on disposal of discontinued business, net of income taxes	(5)	—
Interest expense	61	47
Interest (income)	(3)	(1)
Provision for income taxes	36	32
Depreciation and amortization	28	31
Stock-based compensation	12	12
Restructuring	11	1
Legacy items	2	1
Loss on equity investment	—	8
Asset recoveries, net (b)	—	(1)
Adjusted EBITDA	$236	$230

	Three Months Ended
	June 30,
Adjusted EBITDA	2023	2022
Vacation Ownership	$187	$187
Travel and Membership	62	64
Total reportable segments	249	251
Corporate and other (a)	(13)	(21)
Total Company	$236	$230

(a)Includes the elimination of transactions between segments.
(b)Includes $1 million of inventory impairments for the three months ended June 30, 2023 and 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Vacation Ownership
Net revenues increased $33 million and Adjusted EBITDA was flat during the three months ended June 30, 2023, compared with the same period of 2022. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.3%). Adjusted EBITDA was not materially impacted by foreign currency.

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$17 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$13 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to higher mix of new owners which generally produce lower VPGs, and lower close rates;
•$6 million increase in commission revenues due to the volume of VOI Fee-for-Service sales;
•$6 million increase in other revenues due to higher VOI travel package and incentive revenues; and
•$3 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $10 million increase in our provision for loan losses primarily due to higher net originations.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by:
•$18 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$11 million increase in marketing costs in support of increased tour flow and new owner mix;
•$9 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate;
•$5 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales; and
•$3 million increase in sales and commission expenses due to higher volume of VOI Fee-for-Service sales.
These increases were partially offset by a $12 million decrease in the cost of VOIs sold primarily due to product mix.

Travel and Membership
Net revenues decreased $9 million and Adjusted EBITDA decreased $2 million during the three months ended June 30, 2023, compared with the same period of 2022. The net revenue decrease was unfavorably impacted by foreign currency of $1 million (0.5%) and the Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $2 million (3.1%).

The decrease in net revenues excluding the impact of foreign currency was primarily driven by lower transactions, partially offset by increased revenue per transaction. Transactions were impacted by the decrease in average number of exchange members, which was caused by industry consolidation, and lower member propensity to transact.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was favorably impacted by:
•$6 million decrease in cost of sales primarily associated with lower transactions, partially offset by heavier weighting of rentals in Exchange’s revenue mix; and a
•$3 million decrease in Travel Club marketing costs.

Corporate and other
For the three months ended June 30, 2023 compared to 2022, Corporate and other revenue increased $3 million due to fees charged for managing an insurance program on behalf of homeowners associations and Adjusted EBITDA increased $8 million, primarily due to the aforementioned increase in revenue along with lower legal fees.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2023	2022	Favorable/(Unfavorable)
Net revenues	$1,829	$1,731	$98
Expenses	1,505	1,429	(76)
Loss on sale of business	2	—	2
Operating income	322	302	20
Interest expense	119	94	(25)
Other (income)/expense, net	(1)	4	5
Interest (income)	(6)	(2)	4
Income before income taxes	210	206	4
Provision for income taxes	58	55	(3)
Net income from continuing operations	152	151	1
Gain on disposal of discontinued business, net of income taxes	5	—	5
Net income attributable to Travel + Leisure Co. shareholders	$157	$151	$6

Net revenues increased $98 million for the six months ended June 30, 2023 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $7 million (0.4%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$114 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to higher mix of new owner tours which generally produce lower VPGs, higher property management revenues resulting from higher property management fees and reimbursable revenues, and increased commission revenues due to higher volume of VOI Fee-for-Service sales; partially offset by
•$8 million of decreased revenues at our Travel and Membership segment driven by lower transactions, partially offset by increased revenue per transaction.

Expenses increased $76 million for the six months ended June 30, 2023 compared with the same period last year. This increase was favorably impacted by foreign currency of $1 million (0.1%). Excluding the impacts of foreign currency, the remaining increase in expenses was primarily the result of:
•$31 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, including Fee-for-Service sales;
•$30 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$26 million increase in marketing costs in support of increased tour flow, new owner mix, and Travel Club launches;
•$17 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$6 million increase in other operating costs at the Travel and Membership segment primarily related to business development activities.
These increases were partially offset by a $21 million decrease in the cost of VOIs sold primarily due to product mix; and a $6 million decrease in depreciation.

We recognized a loss on sale of business of $2 million during the six months ended June 30, 2023 resulting from the sale of the Love Home Swap business.

Interest expense increased $25 million for the six months ended June 30, 2023 compared with the same period last year primarily due to higher average outstanding debt balance and higher interest rates on variable borrowings in 2023.

Other income, net of other expense increased $5 million for the six months ended June 30, 2023, compared with the same period last year, primarily due to an unrealized loss on equity investments in 2022.

Our effective tax rates were 27.6% and 26.8% for the six months ended June 30, 2023 and 2022. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by an increase to the valuation allowances on foreign tax credits and a tax deficiency from stock-based compensation, partially offset by a decrease in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2022, was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with tax authorities.

Gain on disposal of discontinued business, net of income taxes was $5 million during the six months ended June 30, 2023 primarily resulting from the release of an expired guarantee related to the sale of the European vacation rentals business.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $6 million for the six months ended June 30, 2023 as compared to the same period last year.

Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2023	2022
Vacation Ownership	$1,453	$1,344
Travel and Membership	379	389
Total reportable segments	1,832	1,733
Corporate and other (a)	(3)	(2)
Total Company	$1,829	$1,731

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$157	$151
Gain on disposal of discontinued business, net of income taxes	(5)	—
Interest expense	119	94
Interest (income)	(6)	(2)
Provision for income taxes	58	55
Depreciation and amortization	55	61
Stock-based compensation	22	21
Restructuring (b)	11	8
Legacy items	7	2
Loss on sale of business (c)	2	—
Loss on equity investment	—	8
COVID-19 related costs (d)	—	2
Asset recoveries, net (e)	—	(1)
Adjusted EBITDA	$420	$399

	Six Months Ended
	June 30,
Adjusted EBITDA	2023	2022
Vacation Ownership	$319	$291
Travel and Membership	133	146
Total reportable segments	452	437
Corporate and other (a)	(32)	(38)
Total Company	$420	$399

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the six months ended June 30, 2022, associated with the 2022 restructuring.
(c)Represents the loss on sale of the Love Home Swap business.

(d)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022.
(e)Includes $1 million of inventory impairments for the six months ended June 30, 2023 and 2022, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

Vacation Ownership
Net revenues increased $109 million and Adjusted EBITDA increased $28 million during the six months ended June 30, 2023 compared with the same period of 2022. The net revenue increase was unfavorably impacted by foreign currency of $5 million (0.4%) and the Adjusted EBITDA increase was unfavorably impacted by foreign currency of $2 million (0.7%).

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$78 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to higher mix of new owners which generally produce lower VPGs, and lower close rates;
•$32 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$14 million increase in commission revenues due to the volume of VOI Fee-for-Service sales;
•$12 million increase in other revenues due to higher VOI travel package and incentive revenues; and
•$8 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $33 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for Service sales and a 200-basis point increase in sales financed compared to the prior year. The increase in percentage of sales financed is in line with our strategic decision to grow our portfolio in pursuit of higher consumer financing revenue in exchange for the incremental increase in the provision for loan losses associated with incremental VOCR originations.

In addition to the revenue change explained above, Adjusted EBITDA, excluding the impact of foreign currency, was further impacted by:
•$30 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$28 million increase in marketing costs in support of increased tour flow and new owner mix;
•$24 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$17 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and
•$7 million increase in sales and commission expenses due to higher volume of VOI Fee-for-Service sales.
These increases were partially offset by a $21 million decrease in the cost of VOIs sold primarily due to product mix.

Travel and Membership
Net revenues decreased $10 million and Adjusted EBITDA decreased $13 million during the six months ended June 30, 2023 compared with the same period of 2022. The net revenue decrease was unfavorably impacted by foreign currency of $2 million (0.5%) and Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $5 million (3.4%).

The decrease in net revenues excluding the impact of foreign currency were primarily driven by lower transactions, partially offset by increased revenue per transaction. Transactions were impacted by the decrease in average number of exchange members, which was caused by industry consolidation and lower renewals.

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$3 million decrease in cost of sales primarily associated with lower Travel Club transactions; partially offset by heavier weighting of rentals in Exchange’s revenue mix; and a
•$4 million increase in other operating costs in support of new travel club launches.

Corporate and other
Corporate and other revenue decreased $1 million for the six months ended June 30, 2023 compared to 2022 due to a $4 million increase in eliminated transactions between segments partially offset by $3 million of fees charged for managing an insurance program on behalf of homeowners associations.

Corporate and other Adjusted EBITDA increased $6 million for the six months ended June 30, 2023 compared to 2022. Adjusted EBITDA was favorably impacted by foreign currency of $1 million (2.6%). Excluding the impact of foreign currency, the increase was primarily due to lower legal fees, partially offset by the aforementioned decrease in revenue.

RESTRUCTURING PLANS
2023 Restructuring Plan
We incurred $11 million of restructuring charges during the three and six months ended June 30, 2023. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 150 employees and other expenses. As part of this restructuring plan, we also decided to decrease our organizational footprint by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $6 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $1 million of personnel-related costs at the Travel and Membership segment. Substantially all initiative and related expenses have been incurred as of June 30, 2023.

2022 Restructuring Plan
We incurred $1 million and $8 million of restructuring charges during the three and six months ended June 30, 2022. These charges were associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel costs at the Travel and Membership segment, (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense.

See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	June 30, 2023	December 31, 2022	Change
Total assets	$6,602	$6,757	$(155)
Total liabilities	$7,606	$7,661	$(55)
Total (deficit)	$(1,004)	$(904)	$(100)

Total assets decreased by $155 million from December 31, 2022 to June 30, 2023, primarily due to:
•$336 million decrease in Cash and cash equivalents driven by $202 million of share repurchases, $71 million of dividend payments, and $71 million of net repayments of non-recourse debt; and
•$45 million decrease in Inventory driven by the sale of $64 million of VOI inventory and $16 million of net transfers of completed unregistered VOI inventory to property and equipment; partially offset by $33 million of inventory additions.
These decreases were partially offset by:
•$56 million increase in VOCRs driven by $674 million of VOI originations, partially offset by $458 million of principal collections and allowance for loan losses of $158 million;
•$45 million increase in Prepaid expenses driven by the timing of contract renewals for prepaid maintenance and increases in cloud computing arrangements; and an
•$89 million increase in Other assets driven by increases of $59 million in income tax receivables, $11 million of collateral assets, and $9 million of non-trade receivables.

Total liabilities decreased by $55 million from December 31, 2022 to June 30, 2023, primarily due to:
•$50 million decrease in Accrued expenses and other liabilities primarily due to a $28 million decrease in accrued employee costs due to timing of annual employee bonus and commission payments, a $15 million payment associated with the acquisition of the Travel + Leisure brand; and $11 million of right of use lease amortization; and
•$72 million decrease in Non-recourse vacation ownership debt due to net repayments.

These decreases were partially offset by:
•$24 million increase in Deferred income driven by deferred VOI trial package revenue, VOI incentive revenue, and exchange-related revenue as customers book their vacations for the year; and
•$36 million increase in Deferred income taxes primarily driven by installment sales and inventory recoveries.

Total deficit increased $100 million from December 31, 2022 to June 30, 2023, primarily due to $202 million of share repurchases and $71 million of dividends; partially offset by $157 million of Net income attributable to Travel + Leisure Co. shareholders and a $16 million increase in additional paid-in capital, primarily due to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $300 million notes due in April 2024. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

Cash and Cash Equivalents
As of June 30, 2023, we had $214 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $604 million of available capacity as of June 30, 2023.

The revolving credit facility and term loan B facilities are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio and a maximum first lien leverage ratio. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. Our first lien leverage ratio determines the interest rate on revolver borrowings and fees associated with letters of credit, which subjects them to fluctuation.

As of June 30, 2023, our interest coverage ratio was 4.61 to 1.0 and our first lien leverage ratio was 3.70 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2023, we were in compliance with the financial covenants described above. We expect our first lien leverage ratio to decrease by the end of the year.

On March 30, 2023, we amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fourth Amendment”). Through this amendment we exercised our early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated our exposure to LIBOR.

Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During the fourth quarter of 2022 we amended the credit agreement governing our revolving credit facility and term loan B (“Third Amendment”) which provided for an incremental term loan B borrowing of $300 million due 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. During the first quarter we used net proceeds from the incremental term loan B borrowing, along with cash on hand, and borrowings under our revolving credit facility, to repay our $400 million notes which came due in March 2023. As of June 30, 2023, we had $3.26 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2024 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility, with a term through July 2024 and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $749 million ($220 million available as of June 30, 2023) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on a securitization financing of $250 million during the second quarter of 2023 and subsequent to the end of the second quarter, we closed on an additional securitization financing of $300 million. During the full year of 2022, we closed on $800 million of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2023, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

	7/1/23 - 6/30/24	7/1/24 - 6/30/25	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	Thereafter	Total
Debt (a)	$313	$290	$357	$1,449	$3	$1,273	$3,685
Non-recourse debt (b)	227	296	495	189	190	521	1,918
Interest on debt (c)	323	296	231	137	102	119	1,208
Purchase commitments (d)	205	160	122	95	88	45	715
Operating leases	30	26	18	13	12	16	115
Total (e)	$1,098	$1,068	$1,223	$1,883	$395	$1,974	$7,641

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $532 million for marketing-related activities and $118 million for information technology activities.
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

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $456 million outstanding as of June 30, 2023. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

As of June 30, 2023, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB- with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the six months ended June 30, 2023 and 2022 (in millions):

Cash provided by/(used in)	2023	2022	Change
Operating activities:	$110	$230	$(120)
Investing activities:	(33)	(29)	(4)
Financing activities:	(386)	(315)	(71)
Effects of changes in exchange rates on cash and cash equivalents	(1)	(5)	4
Net change in cash, cash equivalents and restricted cash	$(310)	$(119)	$(191)

Operating Activities
Net cash provided by operating activities was $110 million for the six months ended June 30, 2023, compared to $230 million in the prior year. This $120 million decrease was attributable to a $6 million increase in Net income attributable to Travel + Leisure Co. shareholders along with a $28 million increase in non-cash add-back items primarily due to a higher provision for loan losses; which were more than offset by a $154 million increase in working capital deductions mainly due to an increase in net originations, prepayments, and timing.

Investing Activities
Net cash used in investing activities from continuing operations increased $4 million during the six months ended June 30, 2023. This increase is primarily due to the $6 million cash payment for the acquisition of Playbook365 and $4 million of higher property and equipment additions, partially offset by $6 million of investment purchases in the prior year.

Financing Activities
Net cash used in financing activities increased $71 million during the six months ended June 30, 2023. This increase was primarily due to $75 million of higher share repurchases in the current year.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to strategically grow the business through merger, acquisition, and other strategic transaction activities. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-

binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors.

During the six months ended June 30, 2023, we spent $50 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2023 with anticipated spending between $90 million and $100 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the six months ended June 30, 2023, we spent $28 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2023, we anticipate spending between $60 million and $65 million on capital expenditures, primarily for continuation of information technology digital initiatives, travel club enablement, and sales center/resort improvements.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of June 30, 2023, the Board of Directors has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. As of June 30, 2023, we had $275 million of remaining availability in our program.

Under our current share repurchase program, we repurchased 5.1 million shares at an average price of $39.32 for a cost of $202 million during the six months ended June 30, 2023. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.45 per share during the first and second quarters of 2023 and $0.40 per share during the first and second quarters of 2022. The aggregate dividends paid to shareholders were $71 million and $70 million during the six months ended June 30, 2023 and 2022. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs and vacation exchange fees. Revenues from sales of VOIs are generally higher in the third quarter than in other quarters due to increased leisure travel. Revenues from vacation exchange fees are generally highest in the first quarter, which is typically when members of our vacation exchange business book their vacations for the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2023 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2023 compared to 2022. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $3 million increase or decrease in annual consumer financing interest expense and $5 million increase or decrease in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2023, was $529 million in non-recourse debt and $967 million in corporate debt. A 100-basis point change in the underlying interest rates would result in a $5 million increase or decrease in annual consumer financing interest expense and a $10 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2023, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April 2023	1,222,558	$38.85	1,222,558	$327,690,165
May 2023	733,991	$36.63	733,991	$300,807,523
June 2023 (a)	639,128	$40.15	639,128	$275,146,957
Total (a)	2,595,677	$38.54	2,595,677	$275,146,957
(a) Includes 60,416 shares purchased for which the trade date occurred in June 2023 while settlement occurred in July 2023.

On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board of Directors has since increased the capacity of the Share Repurchase Program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.

For a description of limitations on the payment of our dividends, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”

Item 3.    Defaults upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
(a) None.
(b) None.
(c) None.

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

3.4	Third Amended and Restated Bylaws of Travel + Leisure Co., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed February 17, 2021).
10.1*	Appointment Letter and Letter Agreement, each dated as of April 6, 2023, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Amandine Robin-Caplan.
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: July 26, 2023	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 26, 2023	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer