Form 10-Q
period 2023-09-30
Travel & Leisure Co.
filed 2023-10-25
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
72,420,073 shares of common stock outstanding as of September 30, 2023.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of September 30, 2023, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Tampa, FL
October 25, 2023

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues
Service and membership fees	$419	$410	$1,263	$1,222
Vacation ownership interest sales	433	403	1,172	1,099
Consumer financing	107	104	313	302
Other	27	20	66	45
Net revenues	986	937	2,814	2,668
Expenses
Operating	428	417	1,275	1,202
Cost of vacation ownership interests	43	39	107	125
Consumer financing interest	29	20	81	55
Marketing	141	125	379	337
General and administrative	108	117	347	358
Depreciation and amortization	28	30	83	91
Restructuring	2	—	12	8
COVID-19 related costs	—	—	—	2
Asset recoveries, net	—	—	(1)	(1)
Total expenses	779	748	2,283	2,177
Loss on sale of business	—	—	2	—
Operating income	207	189	529	491
Interest expense	64	48	183	143
Other (income), net	(2)	(19)	(3)	(16)
Interest (income)	(3)	(2)	(9)	(3)
Income before income taxes	148	162	358	367
Provision for income taxes	38	46	96	101
Net income from continuing operations	110	116	262	266
Gain on disposal of discontinued business, net of income taxes	—	—	5	—
Net income attributable to Travel + Leisure Co. shareholders	$110	$116	$267	$266

Basic earnings per share
Continuing operations	$1.50	$1.39	$3.48	$3.15
Discontinued operations	—	—	0.07	—
	$1.50	$1.39	$3.55	$3.15
Diluted earnings per share
Continuing operations	$1.49	$1.38	$3.46	$3.12
Discontinued operations	—	—	0.07	—
	$1.49	$1.38	$3.53	$3.12

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$110	$116	$267	$266
Foreign currency translation adjustments, net of tax	(15)	(34)	(15)	(64)
Other comprehensive loss, net of tax	(15)	(34)	(15)	(64)
Comprehensive income	$95	$82	$252	$202

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$238	$550
Restricted cash (VIE - $80 as of 2023 and $83 as of 2022)	154	138
Trade receivables, net	184	160
Vacation ownership contract receivables, net (VIE - $2,102 as of 2023 and $2,164 as of 2022)	2,460	2,370
Inventory	1,149	1,193
Prepaid expenses	247	202
Property and equipment, net	655	658
Goodwill	959	955
Other intangibles, net	201	207
Other assets	408	324
Total assets	$6,655	$6,757
Liabilities and (deficit)
Accounts payable	$71	$65
Accrued expenses and other liabilities	818	876
Deferred income	435	399
Non-recourse vacation ownership debt (VIE)	1,893	1,973
Debt	3,729	3,669
Deferred income taxes	706	679
Total liabilities	7,652	7,661
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 223,641,713 issued as of 2023 and 222,895,523 as of 2022	2	2
Treasury stock, at cost – 151,221,431 shares as of 2023 and 144,499,361 shares as of 2022	(7,155)	(6,886)
Additional paid-in capital	4,268	4,242
Retained earnings	1,971	1,808
Accumulated other comprehensive loss	(94)	(79)
Total stockholders’ (deficit)	(1,008)	(913)
Noncontrolling interest	11	9
Total (deficit)	(997)	(904)
Total liabilities and (deficit)	$6,655	$6,757

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income	$267	$266
Gain on disposal of discontinued business, net of income taxes	(5)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	257	216
Depreciation and amortization	83	91
Deferred income taxes	28	15
Stock-based compensation	31	34
Non-cash interest	15	14
Non-cash lease expense	12	12
Loss on sale of business	2	—
Asset recoveries, net	—	(1)
Other, net	—	9
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(23)	(37)
Vacation ownership contract receivables	(354)	(283)
Inventory	17	(10)
Prepaid expenses	(46)	18
Other assets	(35)	(2)
Accounts payable, accrued expenses, and other liabilities	(78)	(85)
Deferred income	27	10
Net cash provided by operating activities	198	267
Investing activities
Property and equipment additions	(42)	(36)
Acquisitions	(6)	(2)
Proceeds from sale of investments	—	8
Other, net	2	2
Net cash used in investing activities - continuing operations	(46)	(28)
Net cash used in investing activities - discontinued operations	—	(6)
Net cash used in investing activities	(46)	(34)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,207	1,155
Principal payments on non-recourse vacation ownership debt	(1,282)	(1,193)
Proceeds from debt	1,404	20
Principal payments on debt	(960)	(13)
Repayment of notes	(405)	(2)
Repurchase of common stock	(269)	(240)
Dividends to shareholders	(104)	(103)
Payment of deferred acquisition consideration	(14)	(19)
Debt issuance/modification costs	(11)	(12)
Net share settlement of incentive equity awards	(10)	(7)
Repayments of vacation ownership inventory arrangement	(6)	(6)
Proceeds from issuance of common stock	6	6
Net cash used in financing activities	(444)	(414)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(11)
Net change in cash, cash equivalents and restricted cash	(296)	(192)
Cash, cash equivalents and restricted cash, beginning of period	688	497
Cash, cash equivalents and restricted cash, end of period	392	305
Less: Restricted cash	154	136
Cash and cash equivalents	$238	$169
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)
Net income	—	—	—	—	64	—	—	64
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(2.5)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(36)	—	—	(36)
Balance as of March 31, 2023	76.2	2	(6,988)	4,247	1,836	(81)	9	(975)
Net income	—	—	—	—	94	—	—	94
Other comprehensive income	—	—	—	—	—	2	—	2
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(2.6)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(35)	—	—	(35)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	(1)	—	—	—	(1)
Balance as of June 30, 2023	74.0	2	(7,090)	4,258	1,895	(79)	10	(1,004)
Net income	—	—	—	—	110	—	—	110
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(1.6)	—	(65)	—	—	—	—	(65)
Dividends ($0.45 per share)	—	—	—	—	(34)	—	—	(34)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	—	1	—	—	—	1
Balance as of September 30, 2023	72.4	$2	$(7,155)	$4,268	$1,971	$(94)	$11	$(997)

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

The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is substantially comprised of the Wyndham Destinations business line.

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

In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2022 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023.

2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Business Combinations—Joint Venture Formations. In August 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The guidance was issued in an effort to reduce the diversity in practice and requires a joint venture to initially measure its assets and liabilities at fair value on the formation date. This guidance is effective prospectively for all joint ventures within the scope of the standard that are formed on or after January 1, 2025. Existing joint ventures have the option to apply the guidance retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Presentation of Financial Statements. In July 2023, the FASB issued guidance which amends various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 120. The bulletin added interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information (i.e., “spring-loaded” awards). This guidance became effective upon issuance and the adoption of this guidance did not have an impact on the Company's Condensed Consolidated Financial Statements and related disclosures. The Company will monitor future stock-based awards and will include additional disclosures in future filings, if applicable.

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

In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company allocates the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.

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

Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Management fee revenues	$110	$106	$326	$313
Reimbursable revenues	96	85	284	252
Property management fees and reimbursable revenues	$206	$191	$610	$565

One of the associations that the Company manages paid its Travel and Membership segment $8 million and $7 million for exchange services during the three months ended September 30, 2023 and 2022, and $25 million and $24 million during the nine months ended September 30, 2023 and 2022.

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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	September 30, 2023	December 31, 2022
Deferred subscription revenue	$163	$164
Deferred VOI trial package revenue	128	101
Deferred VOI incentive revenue	78	70
Deferred exchange-related revenue (a)	59	53
Deferred co-branded credit card programs revenue	7	9
Deferred other revenue	1	3
Total	$436	$400

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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Nine Months Ended
	September 30,
	2023	2022
Beginning balance	$400	$382
Additions	257	218
Revenue recognized	(221)	(205)
Ending balance	$436	$395

Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of September 30, 2023 and December 31, 2022, these capitalized costs were $45 million and $35 million and are included within Other assets on the Condensed Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2023, the capitalized costs were $17 million, of which $11 million are included in Prepaid expenses and $6 million are included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, the capitalized costs were $18 million, of which $11 million are included in Prepaid expenses and $7 million are included in Other assets on the Condensed Consolidated Balance Sheets.

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

The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2023 - 9/30/2024	10/1/2024 - 9/30/2025	10/1/2025 - 9/30/2026	Thereafter	Total
Subscription revenue	$96	$37	$16	$14	$163
VOI trial package revenue	121	2	2	3	128
VOI incentive revenue	78	—	—	—	78
Exchange-related revenue	56	3	—	—	59
Co-branded credit card programs revenue	3	3	1	—	7
Other revenue	1	—	—	—	1
Total	$355	$45	$19	$17	$436

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Vacation Ownership
Vacation ownership interest sales	$433	$403	$1,172	$1,099
Property management fees and reimbursable revenues	206	191	610	565
Consumer financing	107	104	313	302
Fee-for-Service commissions	40	36	108	87
Ancillary revenues	26	20	62	45
Total Vacation Ownership	812	754	2,265	2,098

Travel and Membership
Transaction revenues	121	129	395	411
Subscription revenues	46	47	137	137
Ancillary revenues	7	7	21	24
Total Travel and Membership	174	183	553	572

Corporate and other
Ancillary revenues	1	—	4	—
Eliminations	(1)	—	(8)	(2)
Total Corporate and other	—	—	(4)	(2)

Net revenues	$986	$937	$2,814	$2,668

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$110	$116	$262	$266
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	—	5	—
Net income attributable to Travel + Leisure Co. shareholders	$110	$116	$267	$266

Basic earnings per share (a)
Continuing operations	$1.50	$1.39	$3.48	$3.15
Discontinued operations	—	—	0.07	—
	$1.50	$1.39	$3.55	$3.15

Diluted earnings per share (a)
Continuing operations	$1.49	$1.38	$3.46	$3.12
Discontinued operations	—	—	0.07	—
	$1.49	$1.38	$3.53	$3.12

Basic weighted average shares outstanding	73.3	83.0	75.3	84.6
RSUs,(b) PSUs (c) and NQs (d)	0.3	0.6	0.4	0.9
Diluted weighted average shares outstanding (e)	73.6	83.6	75.7	85.5

Dividends:
Aggregate dividends paid to shareholders (f)	$33	$33	$104	$103

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 1.0 million and 1.3 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2023 and 0.7 million and 0.6 million of RSUs that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2022. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.8 million for both the three and nine months ended September 30, 2023 and 0.5 million of PSUs for both the three and nine months ended September 30, 2022, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 2.3 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and nine months ended September 30, 2023 and 2.0 million and 1.1 million of outstanding NQs for the three and nine months ended September 30, 2022. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.45 and $1.35 per share during the three and nine months ended September 30, 2023 and $0.40 and $1.20 per share during the three and nine months ended September 30, 2022.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2022	120.0	$6,104
Repurchases	6.7	267
As of September 30, 2023	126.7	$6,371

Since the inception of the Company’s share repurchase program in August 2007 proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of September 30, 2023, the Company had $210 million of remaining availability under the program.

During 2022, the United States enacted the Inflation Reduction Act which became effective for the 2023 tax year. Among other provisions, this new law imposes a 1% excise tax on stock buybacks. During the nine months ended September 30, 2023, the Company recorded $2 million of excise tax related to share repurchases; which is included within Treasury stock on the Condensed Consolidated Balance Sheets.

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

This transaction was accounted for as a business acquisition. As of September 30, 2023, the Company has recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The purchase price allocation includes: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Condensed Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Condensed Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. This business is included within the Travel and Membership segment. The Company completed purchase accounting for this transaction during the third quarter of 2023.

Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing. The Company made additional payments of $20 million, $20 million, and $15 million during each of the second quarters of 2021, 2022, and 2023. The majority of these payments were reflected as cash used in Financing activities on the Condensed Consolidated Statements of Cash Flows. The remaining $10 million payment is due in June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.

6.    Discontinued Operations
During 2018 the Company sold its European vacation rentals business. In connection with this sale, during the nine months ended September 30, 2023, the Company recognized a $5 million Gain on disposal of discontinued business, net of income taxes associated with the release of a guarantee. See Note 21—Transactions with Former Parent and Former Subsidiaries for additional information.

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

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Vacation ownership contract receivables:
Securitized (a)	$2,102	$2,164
Non-securitized (b)	927	747
Vacation ownership contract receivables, gross	3,029	2,911
Less: allowance for loan losses	569	541
Vacation ownership contract receivables, net	$2,460	$2,370

(a)Excludes $16 million and $17 million of accrued interest on VOCRs as of September 30, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million and $7 million of accrued interest on VOCRs as of September 30, 2023 and December 31, 2022, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2023, the Company’s securitized VOCRs generated interest income of $78 million and $232 million. During the three and nine months ended September 30, 2022, the Company’s securitized VOCRs generated interest income of $73 million and $214 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2023 and 2022, the Company had net VOCR originations of $1.04 billion and $922 million, and received principal collections of $681 million and $639 million. The weighted average interest rate on outstanding VOCRs was 14.7% and 14.6% as of September 30, 2023 and December 31, 2022.

The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Nine Months Ended
	September 30,
	2023	2022
Allowance for loan losses, beginning balance	$541	$510
Provision for loan losses, net	257	216
Contract receivables write-offs, net	(229)	(187)
Allowance for loan losses, ending balance	$569	$539

The Company recorded net provisions for loan losses of $99 million and $257 million as a reduction of net revenues during the three and nine months ended September 30, 2023, and $91 million and $216 million for the three and nine months ended September 30, 2022.

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,799	$742	$117	$83	$158	$2,899
31 - 60 days	19	24	13	2	1	59
61 - 90 days	10	16	11	1	—	38
91 - 120 days	8	12	12	1	—	33
Total	$1,836	$794	$153	$87	$159	$3,029

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,674	$700	$93	$142	$143	$2,752
31 - 60 days	24	32	11	5	1	73
61 - 90 days	16	20	7	2	—	45
91 - 120 days	12	17	10	2	—	41
Total	$1,726	$769	$121	$151	$144	$2,911

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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$686	$229	$14	$25	$77	$1,031
2022	459	230	48	16	19	772
2021	190	98	30	5	13	336
2020	96	42	12	4	10	164
2019	145	71	20	12	14	262
Prior	260	124	29	25	26	464
Total	$1,836	$794	$153	$87	$159	$3,029

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$745	$291	$19	$87	$52	$1,194
2021	275	149	30	8	19	481
2020	134	60	12	5	15	226
2019	198	97	23	16	21	355
2018	162	74	16	13	14	279
Prior	212	98	21	22	23	376
Total	$1,726	$769	$121	$151	$144	$2,911

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Nine Months Ended
September 30, 2023
2023	$13
2022	113
2021	38
2020	15
2019	20
Prior	30
Total	$229

8.    Inventory
Inventory consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Completed VOI inventory	$913	$982
Estimated VOI recoveries	202	192
Land held for VOI development	20	1
VOI construction in process	9	14
Exchange and other inventory	5	4
Total inventory	$1,149	$1,193

As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $12 million and $91 million during the nine months ended September 30, 2023 and 2022.

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

The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Atlanta (a) (b)	Las Vegas (a)	Other (c)	Total
December 31, 2022	$—	$30	$7	$37
Purchases	—	—	66	66
Payments	—	(30)	(64)	(94)
September 30, 2023	$—	$—	$9	$9

December 31, 2021	$—	$13	$1	$14
Purchases	67	28	46	141
Payments	(67)	(35)	(38)	(140)
September 30, 2022	$—	$6	$9	$15

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia, acquired from a third-party developer.
(c)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Capitalized software	$753	$724
Building and leasehold improvements (a)	685	671
Furniture, fixtures and equipment	191	192
Finance leases	39	27
Land	31	30
Construction in progress	13	8
Total property and equipment	1,712	1,652
Less: accumulated depreciation and amortization	1,057	994
Property and equipment, net	$655	$658

(a)Includes $254 million and $242 million of unregistered VOI inventory as of September 30, 2023 and December 31, 2022.

10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,424	$1,545
USD bank conduit facility (due September 2025) (c)	372	321
AUD/NZD bank conduit facility (due December 2024) (d)	97	107
Total	$1,893	$1,973

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$451	$—
$300 million secured term loan B (due May 2025) (g)	284	286
$300 million secured incremental term loan B (due December 2029) (h)	287	288
$400 million 3.90% secured notes (due March 2023) (i)	—	400
$300 million 5.65% secured notes (due April 2024)	300	299
$350 million 6.60% secured notes (due October 2025) (j)	347	346
$650 million 6.625% secured notes (due July 2026)	646	645
$400 million 6.00% secured notes (due April 2027) (k)	404	406
$650 million 4.50% secured notes (due December 2029)	643	642
$350 million 4.625% secured notes (due March 2030)	347	346
Finance leases	20	11
Total	$3,729	$3,669

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.24 billion and $2.29 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2023 and December 31, 2022.
(b)The carrying amounts of the term notes are net of deferred financing costs of $19 million and $18 million as of September 30, 2023 and December 31, 2022.
(c)The Company has a borrowing capacity of $600 million under the USD bank conduit facility through September 2025. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than October 2026.
(d)The Company has a borrowing capacity of 200 million Australian dollars (“AUD”) and 25 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through December 2024. Borrowings under this facility are required to be repaid no later than January 2027.

(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $20 million and $23 million as of September 30, 2023 and December 31, 2022, and net of unamortized debt financing costs of $9 million and $10 million as of September 30, 2023 and December 31, 2022.
(f)The weighted average effective interest rate on facility borrowings was 7.35% and 7.53% as of September 30, 2023 and December 31, 2022.
(g)The weighted average effective interest rate on facility borrowings was 7.33% and 4.01% as of September 30, 2023 and December 31, 2022.
(h)The weighted average effective interest rate on facility borrowings was 9.15% and 8.24% as of September 30, 2023 and December 31, 2022.
(i)Includes less than $1 million of unamortized gains from the settlement of a derivative as of December 31, 2022.
(j)Includes $2 million and $3 million of unamortized losses from the settlement of a derivative as of September 30, 2023 and December 31, 2022.
(k)Includes $6 million and $7 million of unamortized gains from the settlement of a derivative as of September 30, 2023 and December 31, 2022.

USD Bank Conduit Renewal
On September 26, 2023, the Company renewed its $600 million USD timeshare receivables conduit facility, extending the end of the commitment period from July 2024 to September 2025 and making certain other amendments, including to the advance rate. The facility bears interest based on variable commercial paper rates plus a spread or the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread.

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

Sierra Timeshare 2023-2 Receivables Funding LLC
On July 20, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.72%. The advance rate for this transaction was 91.70%.

Credit Agreement Amendment
On March 30, 2023, the Company entered into the fourth amendment to the credit agreement governing its revolving credit facility and term loan B facilities. Through this amendment the Company exercised its early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to SOFR. This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated the Company’s exposure to LIBOR.

Maturities and Capacity
The Company’s outstanding indebtedness as of September 30, 2023, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$215	$313	$528
Between 1 and 2 years	209	291	500
Between 2 and 3 years	513	1,000	1,513
Between 3 and 4 years	184	860	1,044
Between 4 and 5 years	185	3	188
Thereafter	587	1,262	1,849
	$1,893	$3,729	$5,622

Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of September 30, 2023, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$744	$1,000
Less: outstanding borrowings	469	451
Less: letters of credit	—	2
Available capacity	$275	$547

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

As of September 30, 2023, the Company’s interest coverage ratio was 4.40 to 1.0 and the first lien leverage ratio was 3.69 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2023, the Company was in compliance with the financial covenants described above.

Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2023, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $64 million and $183 million during the three and nine months ended September 30, 2023, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each of the three and nine months ended September 30, 2023. Cash paid related to such interest was $174 million during the nine months ended September 30, 2023.

The Company incurred interest expense of $48 million and $143 million during the three and nine months ended September 30, 2022, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million and $1 million of capitalized interest during the three and nine months ended September 30, 2022. Cash paid related to such interest was $135 million during the nine months ended September 30, 2022.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $29 million and $81 million during the three and nine months ended September 30, 2023, and $20 million and $55 million during the three and nine months ended September 30, 2022. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $65 million and $39 million for the nine months ended September 30, 2023 and 2022.

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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2023	December 31, 2022
Securitized contract receivables, gross (a)	$2,102	$2,164
Securitized restricted cash (b)	80	83
Interest receivables on securitized contract receivables (c)	16	17
Other assets (d)	44	25
Total SPE assets	2,242	2,289
Non-recourse term notes (e) (f)	1,424	1,545
Non-recourse conduit facilities (e)	469	428
Other liabilities (g)	3	5
Total SPE liabilities	1,896	1,978
SPE assets in excess of SPE liabilities	$346	$311

(a)Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.
(b)Included in Restricted cash on the Condensed Consolidated Balance Sheets.
(c)Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(d)Primarily includes deferred financing costs for the bank conduit facilities and a security investment asset, which is included in Other assets on the Condensed Consolidated Balance Sheets.
(e)Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.
(f)Includes deferred financing costs of $19 million and $18 million as of September 30, 2023 and December 31, 2022, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $927 million and $747 million as of September 30, 2023 and December 31, 2022.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2023	December 31, 2022
SPE assets in excess of SPE liabilities	$346	$311
Non-securitized contract receivables	927	747
Less: allowance for loan losses	569	541
Total, net	$704	$517

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

As of September 30, 2023, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.

The impact of interest rate caps was immaterial as of September 30, 2023 and 2022.

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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,460	$2,774	$2,370	$2,639
Liabilities
Debt (Level 2)	$5,622	$5,375	$5,642	$5,356

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

13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of September 30, 2023, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).

Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2023 and 2022, the Company had no interest rate derivatives designated as fair value or cash flow hedges.

There were no losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2023 or 2022.

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

The Company’s effective tax rate was 25.9% and 28.5% for the three months ended September 30, 2023 and 2022; and 26.9% and 27.6% for the nine months ended September 30, 2023 and 2022. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by a decrease in the valuation allowance on foreign tax credits partially offset by an increase in unrecognized tax benefits. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by a tax deficiency from stock-based compensation. The effective tax rates for the three months ended September 30, 2022 was impacted by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation. The effective tax rates for the nine months ended September 30, 2022 was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities, partially offset by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation.

The Company made income tax payments, net of tax refunds, of $114 million and $110 million during the nine months ended September 30, 2023 and 2022.

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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$5	$6	$16	$17

Short-term lease cost	$3	$3	$10	$10

Finance lease cost:
Amortization of right-of-use assets	$2	$1	$6	$4
Interest on lease liabilities	1	—	1	—
Total finance lease cost	$3	$1	$7	$4

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$50	$62
Operating lease liabilities	Accrued expenses and other liabilities	$92	$111

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$12
Finance lease liabilities	Debt	$20	$11

Weighted average remaining lease term:
Operating leases		5.2 years	5.6 years
Finance leases		2.9 years	2.7 years
Weighted average discount rate:
Operating leases (b)		6.0%	5.9%
Finance leases		6.4%	5.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24	$24
Operating cash outflows from finance leases	$1	$—
Financing cash outflows from finance leases	$7	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (a)	$3	$(1)
Finance leases	$15	$5

(a)Includes write-off of right-of-use assets during the nine months ended September 30, 2022.

The table below presents maturities of lease liabilities as of September 30, 2023 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2023	$8	$2
2024	29	9
2025	24	7
2026	14	4
2027	13	1
Thereafter	21	—
Total minimum lease payments	109	23
Less: amount of lease payments representing interest	(17)	(3)
Present value of future minimum lease payments	$92	$20

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

The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $6 million and $3 million as of September 30, 2023 and December 31, 2022. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2023, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $12 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.

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

17.    Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive loss	(15)	—	(15)
Balance, September 30, 2023	$(193)	$—	$(193)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	—	—	—
Balance, September 30, 2023	$99	$—	$99

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive loss	(15)	—	(15)
Balance, September 30, 2023	$(94)	$—	$(94)

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Accumulated Other Comprehensive (Loss)/Income
Balance, December 31, 2021	$(145)	$(1)	$(146)
Other comprehensive loss	(67)	—	(67)
Balance, September 30, 2022	$(212)	$(1)	$(213)

Tax
Balance, December 31, 2021	$97	$1	$98
Other comprehensive income	3	—	3
Balance, September 30, 2022	$100	$1	$101

Net of Tax
Balance, December 31, 2021	$(48)	$—	$(48)
Other comprehensive loss	(64)	—	(64)
Balance, September 30, 2022	$(112)	$—	$(112)

Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.

The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.

There were no reclassifications out of AOCL for the nine months ended September 30, 2023 or 2022.

18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2023, based on number of awards granted at target performance levels, 10.0 million shares remained available.

Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2023, the Company granted incentive equity awards to key employees and senior officers of $35 million in the form of RSUs and $21 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the nine months ended September 30, 2022, the Company granted incentive equity awards to key employees and senior officers of $32 million in the form of RSUs and $13 million in the form of PSUs.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the nine months ended September 30, 2023, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2022	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, September 30, 2023
RSUs
Number of RSUs	1.8	0.8	(0.9)	(0.1)	1.6	(c)
Weighted average grant price	$48.79	$42.06	$38.09	$46.99	$47.07

PSUs
Number of PSUs	0.5	0.5	—	(0.2)	0.8	(d)
Weighted average grant price	$51.26	$42.18	$—	$41.84	$47.46

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.36	$—	$—	$—	$44.88

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $58 million as of September 30, 2023, which is expected to be recognized over a weighted average period of 2.7 years.
(d)The aggregate maximum unrecognized compensation expense related to PSUs that are probable of vesting was $48 million as of September 30, 2023, which is expected to be recognized over a weighted average period of 1.9 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $4 million which would be recognized over a weighted average period of 2.4 years.
(e)There were 1.7 million NQs which were exercisable as of September 30, 2023. These exercisable NQs will expire over a weighted average period of 5.5 years and carry a weighted average grant date fair value of $8.61. Unrecognized compensation expense for NQs was $2 million as of September 30, 2023, which is expected to be recognized over a weighted average period of 1.2 years.

The Company did not grant any stock options during the nine months ended September 30, 2023 or 2022. The fair value of stock options granted by the Company prior to 2022 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

The total intrinsic value of options exercised was less than $1 million during the nine months ended September 30, 2023 and 2022. The vest date fair value of shares that vested during the nine months ended September 30, 2023 and 2022 was $36 million and $34 million.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $9 million and $31 million during the three and nine months ended September 30, 2023, and $10 million and $34 million during the three and nine months ended September 30, 2022 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. Such stock-based compensation expense for the nine months ended September 30, 2022 includes $3 million which is classified within

Restructuring on the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2023 and 2022 the Company recognized $8 million and $9 million of tax benefits associated with stock-based compensation.

The Company paid $10 million and $7 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2023 and 2022. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during each of the nine months ended September 30, 2023 and 2022 and recognized $1 million and less than $1 million of compensation expense for these issuances. The value of shares issued under this plan was $5 million during each of the nine months ended September 30, 2023 and 2022.

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

The following tables present the Company’s segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2023	2022	2023	2022
Vacation Ownership	$812	$754	$2,265	$2,098
Travel and Membership	174	183	553	572
Total reportable segments	986	937	2,818	2,670
Corporate and other (a)	—	—	(4)	(2)
Total Company	$986	$937	$2,814	$2,668

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$110	$116	$267	$266
Gain on disposal of discontinued business, net of income taxes	—	—	(5)	—
Interest expense	64	48	183	143
Interest (income)	(3)	(2)	(9)	(3)
Provision for income taxes	38	46	96	101
Depreciation and amortization	28	30	83	91
Stock-based compensation	9	10	31	31
Restructuring (b)	2	—	12	8
Legacy items	—	(1)	7	1
Loss on sale of business (c)	—	—	2	—
(Gain)/loss on equity investment	—	(3)	—	5
COVID-19 related costs (d)	—	—	—	2
Asset recoveries, net	—	—	—	(1)
Fair value change in contingent consideration	—	(10)	—	(10)
Adjusted EBITDA	$248	$234	$667	$634

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2023	2022	2023	2022
Vacation Ownership	$203	$188	$521	$480
Travel and Membership	62	65	195	211
Total reportable segments	265	253	716	691
Corporate and other (a)	(17)	(19)	(49)	(57)
Total Company	$248	$234	$667	$634

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the nine months ended September 30, 2022, associated with the 2022 restructuring.
(c)Represents the loss on sale of the Love Home Swap business.
(d)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022.

Segment Assets (a)	September 30, 2023	December 31, 2022
Vacation Ownership	$4,932	$4,826
Travel and Membership	1,358	1,335
Total reportable segments	6,290	6,161
Corporate and other	365	596
Total Company	$6,655	$6,757

(a)Excludes investment in consolidated subsidiaries.

20.    Restructuring
2023 Restructuring Plan
During the three and nine months ended September 30, 2023, the Company incurred $2 million and $12 million of restructuring charges. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 150 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its organizational footprint by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges incurred through September 30, 2023 consisted of (i) $6 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Travel and Membership segment. The remaining material initiative and related expenses associated with this restructuring plan are expected to be incurred by the end of 2023. The Company reduced the 2023 restructuring liability by $5 million of cash payments during the nine months ended September 30, 2023. The remaining 2023 restructuring liability of $7 million is expected to be paid by the end of 2024.

2022 Restructuring Plan
During 2022, the Company incurred $14 million of restructuring charges. These charges were associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel-related costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. As of December 31, 2022, this restructuring liability was $7 million which was reduced by $6 million of cash payments during the nine months ended September 30, 2023. The remaining liability of $1 million is expected to be paid by the end of 2024.

The Company has additional restructuring plans which were implemented prior to 2022. As of December 31, 2022, the restructuring liability related to these plans was $19 million which was reduced by $2 million of cash payments during the nine months ended September 30, 2023. The remaining liability of $17 million, all of which is related to leased facilities, is expected to be paid by the end of 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2022	Costs Recognized	Cash Payments	September 30, 2023
Facility-related	$20	$1	$(4)	$17
Personnel-related	6	11	(9)	8
	$26	$12	$(13)	$25

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

On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. As a result, the Company has increased the reserve by $7 million for this legacy tax matter in the first quarter of 2023, one-third of which is the responsibility of Wyndham Hotels. The OTA’s opinion is not final, and during the second quarter of 2023 Cendant filed a petition for rehearing. As of September 30, 2023, Cendant’s petition was still pending.

As of September 30, 2023 and December 31, 2022, the Cendant separation and related liabilities were $22 million and $15 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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

At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2023. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.

In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During the second quarter of 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Condensed Consolidated Statements of Income. The estimated fair value of the remaining indemnifications was $36 million at September 30, 2023. The Company has a $12 million receivable from Wyndham Hotels for its portion of the guarantee.

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £32 million ($39 million USD) at September 30, 2023. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2023, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $84 million and was recorded in Accrued expenses and other liabilities and total receivables of $19 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa LLC (“Vacasa”), the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2023.

22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the nine months ended September 30, 2023 and 2022.

23.    Subsequent Event
Sierra Timeshare 2023-3 Receivables Funding LLC
On October 19, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-3 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.78%. The advance rate for this transaction was 91.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through new business extensions; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; uncertainty with respect to potential resurgences of the novel coronavirus global pandemic (“COVID-19”) and its impacts; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.

BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership — develops, markets and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is substantially comprised of our Wyndham Destinations business line.
•Travel and Membership — operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Exchange and Travel Club business lines.

Economic Conditions and Key Business Trends
Our business continues to see strong demand for leisure travel, as the industry rebounds from the impacts of COVID-19. While we are experiencing the benefits of this positive demand trend, recent inflationary pressures, rising interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since the peak of COVID-19, we have experienced trends of increased gross VOI sales, including sales to new owners, volume per guest (“VPG”), and tours. With the renewed strength in travel demand, we are once again seeking to increase the mix of new owner sales in order to expand our pipeline of potential future owner upgrade sales. As expected with this strategic shift, we are beginning to see our VPG levels moderate, however they remain above pre-pandemic levels. In addition to the new owner impact on our VPGs, during the current year we saw a modest softening of close rates, which we believe reflects the releasing of pent-up travel demand that benefited us in the prior year. Despite this modest softening of close rates, they still remain above pre-pandemic levels.

During the pandemic we made changes to our consumer credit quality marketing criteria. These changes are intended to strengthen sales efficiencies as well as the performance of our vacation ownership contract receivables (“VOCRs”) portfolio. As a result of these changes we have seen an overall improvement in delinquencies, and although we saw some normalization of delinquency rates during the current year, they remain below 2019 levels.

Our current VOI inventory levels are expected to be sufficient to support sales during the near term, which limits our exposure to increased inventory costs due to the potential effects of inflation. Higher interest rates negatively impacted our interest expense during the three and nine months ended September 30, 2023 as well as the reporting periods since COVID-19 and, if interest rates remain elevated, we expect this trend to continue. Although we are not currently seeing meaningful signs of a slowdown in leisure travel demand at our Vacation Ownership business, we are monitoring economic conditions.

During the third quarter of 2023, our Travel and Membership segment saw an improvement in the average number of exchange members which was overshadowed by a decrease in transactions as compared to the prior year. This decrease in transactions was related to lower exchange transaction propensity, a trend we expect to continue into the fourth quarter.

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

Inflation Reduction Act
On August 16, 2022, the United States enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with more than $1.0 billion of adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes became effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax and during the nine months ended September 30, 2023 have incurred $2 million of excise tax related to share repurchases, which is expected to be paid in April 2024. This excise tax is included within Treasury stock on the Condensed Consolidated Balance Sheets.

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

Sports Illustrated Resorts Agreement
On September 11, 2023, we entered into an agreement to acquire the rights to the vacation ownership business of Sports Hospitality Ventures, LLC (“SHV”), a hotel and resorts licensee for the Sports Illustrated brand. Together with SHV, we introduced a new concept for a network of sports-themed resort and lifestyle complexes in popular college towns and leisure destinations. The new resorts are anticipated to be developed using an asset-light development financing model. The first resort in the new business line is expected to open in Tuscaloosa, Alabama, in late 2025. There is no immediate earnings impact for us, but we expect this business to drive incremental growth starting in the second half of 2025.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2023 and 2022. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2023	2022	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$598	$555	7.8
Tours (in 000s) (b)	187	158	18.0
Volume per guest (c)	$3,108	$3,393	(8.4)
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	231	250	(7.7)
Travel Club	179	189	(5.0)
Total transactions	410	439	(6.5)
Revenue per transaction(f)
Exchange	$354	$334	6.0
Travel Club	$220	$239	(7.9)
Total revenue per transaction	$296	$293	0.8
Average number of exchange members (in 000s) (g)	3,523	3,501	0.7

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2023 and 2022 (in millions):

	2023	2022
Vacation ownership interest sales, net	$433	$403
Loan loss provision	99	91
Gross VOI sales, net of Fee-for-Service sales	532	494
Fee-for-Service sales (1)	66	61
Gross VOI sales	$598	$555

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $40 million and $36 million of Fee-for-Service commission revenues for the three months ended September 30, 2023 and 2022. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2023	2022	Favorable/(Unfavorable)
Net revenues	$986	$937	$49
Expenses	779	748	(31)
Operating income	207	189	18
Interest expense	64	48	(16)
Other (income), net	(2)	(19)	(17)
Interest (income)	(3)	(2)	1
Income before income taxes	148	162	(14)
Provision for income taxes	38	46	8
Net income attributable to Travel + Leisure Co. shareholders	$110	$116	$(6)

Net revenues increased $49 million for the three months ended September 30, 2023, compared with the same period last year. This increase in net revenues, excluding immaterial foreign currency impacts, was primarily the result of:
•$60 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher mix of new owners which generally produce lower VPGs, and lower close rates; higher property management revenues resulting from higher property management fees and reimbursable revenues; an increase in other revenues due to higher VOI travel package and incentive revenues; and increased commission revenues driven by higher volume of VOI Fee-for-Service sales; partially offset by
•$10 million of decreased revenues at our Travel and Membership segment primarily due to lower transactions, partially offset by increased revenue per transaction.

Expenses increased $31 million for the three months ended September 30, 2023, compared with the same period last year. This increase in expenses, excluding immaterial foreign currency impacts, was primarily the result of:
•$16 million increase in marketing costs in support of increased tour flow and new owner mix;
•$14 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$6 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales.
These increases were partially offset by a $9 million decrease in general and administrative expenses driven by lower professional fees and a $5 million decrease in cost of sales at the Travel and Membership segment associated with lower transactions, partially offset by heavier weighting of rentals in Exchange’s revenue mix.

Interest expense increased $16 million for the three months ended September 30, 2023 compared with the same period last year primarily due to higher average outstanding debt balance, driven by an increase in borrowings under the revolving credit facility and issuance of the incremental term loan B in the fourth quarter of 2022, and higher interest rates on variable borrowings in 2023.

Other income, net of other expense decreased $17 million for the three months ended September 30, 2023, compared with the same period last year, primarily due to a $10 million reduction in the fair value of contingent consideration in 2022 associated with a business acquisition.

Our effective tax rates were 25.9% and 28.5% during the three months ended September 30, 2023 and 2022. The effective tax rate for the three months ended September 30, 2023, was primarily impacted by a decrease in the valuation allowance on foreign tax credits partially offset by an increase in unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2022, was impacted by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $6 million for the three months ended September 30, 2023 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2023	2022
Vacation Ownership	$812	$754
Travel and Membership	174	183
Total reportable segments	986	937
Corporate and other (a)	—	—
Total Company	$986	$937

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$110	$116
Interest expense	64	48
Interest (income)	(3)	(2)
Provision for income taxes	38	46
Depreciation and amortization	28	30
Stock-based compensation	9	10
Restructuring	2	—
Legacy items	—	(1)
Gain on equity investment	—	(3)
Fair value change in contingent consideration	—	(10)
Adjusted EBITDA	$248	$234

	Three Months Ended
	September 30,
Adjusted EBITDA	2023	2022
Vacation Ownership	$203	$188
Travel and Membership	62	65
Total reportable segments	265	253
Corporate and other (a)	(17)	(19)
Total Company	$248	$234

(a)Includes the elimination of transactions between segments.

Vacation Ownership
Net revenues increased $58 million and Adjusted EBITDA increased $15 million during the three months ended September 30, 2023, compared with the same period of 2022. The increases in net revenue and Adjusted EBITDA were not materially impacted by foreign currency.

The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$39 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to a higher mix of new owners (35% in the current period compared to 33% in the same period of 2022) which generally produce lower VPGs and lower close rates;
•$15 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$5 million increase in other revenues due to higher VOI travel package and incentive revenues;
•$4 million increase in commission revenues due to the volume of VOI Fee-for-Service sales; and

•$3 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by an $8 million increase in our provision for loan losses primarily due to higher net originations.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$18 million increase in marketing costs in support of increased tour flow and new owner mix;
•$14 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate;
•$6 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales; and
•$4 million increase in cost of VOIs sold primarily due to higher VOI sales volume.
These increases were partially offset by an $8 million decrease in general and administrative expenses primarily due to lower professional fees.

Travel and Membership
Net revenues decreased $9 million and Adjusted EBITDA decreased $3 million during the three months ended September 30, 2023, compared with the same period of 2022. The decreases in net revenue and Adjusted EBITDA were not materially impacted by foreign currency.

The decrease in net revenues was primarily driven by lower transactions, partially offset by increased revenue per transaction.

In addition to the revenue change explained above, Adjusted EBITDA was favorably impacted by:
•$5 million decrease in cost of sales primarily associated with lower transactions, partially offset by heavier weighting of rentals in Exchange’s revenue mix; and a
•$2 million decrease in marketing costs.

Corporate and other
For the three months ended September 30, 2023 compared to 2022, Corporate and other revenue was flat and Adjusted EBITDA increased $2 million, primarily due to fees charged for managing an insurance program on behalf of homeowners associations.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2023	2022	Favorable/(Unfavorable)
Net revenues	$2,814	$2,668	$146
Expenses	2,283	2,177	(106)
Loss on sale of business	2	—	(2)
Operating income	529	491	38
Interest expense	183	143	(40)
Other (income), net	(3)	(16)	(13)
Interest (income)	(9)	(3)	6
Income before income taxes	358	367	(9)
Provision for income taxes	96	101	5
Net income from continuing operations	262	266	(4)
Gain on disposal of discontinued business, net of income taxes	5	—	5
Net income attributable to Travel + Leisure Co. shareholders	$267	$266	$1

Net revenues increased $146 million for the nine months ended September 30, 2023 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $8 million (0.3%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$173 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to higher mix of new owner tours which generally produce lower VPGs, and lower close rates; higher property management revenues resulting from higher property management fees and reimbursable revenues; increased commission revenues due to higher volume of VOI Fee-for-Service sales; increased other revenues due to higher VOI travel package and incentive revenues; and an increase in consumer financing revenues primarily due to a higher average portfolio balance; partially offset by
•$17 million of decreased revenues at our Travel and Membership segment driven by lower transactions, partially offset by increased revenue per transaction.

Expenses increased $106 million for the nine months ended September 30, 2023 compared with the same period last year and was not materially impacted by foreign currency. The increase in expenses was primarily due to:
•$44 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$42 million increase in marketing costs in support of increased tour flow, and new owner mix;
•$37 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, including Fee-for-Service sales;
•$25 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$6 million increase in other operating costs at the Travel and Membership segment primarily related to business development activities.
These increases were partially offset by a $17 million decrease in the cost of VOIs sold primarily due to product mix; an $11 million decrease in general and administrative expenses driven by lower professional and legal fees; an $8 million decrease in cost of sales at our Travel and Membership segment primarily associated with lower transactions, and an $8 million decrease in depreciation and amortization.

We recognized a loss on sale of business of $2 million during the nine months ended September 30, 2023 resulting from the sale of the Love Home Swap business.

Interest expense increased $40 million for the nine months ended September 30, 2023 compared with the same period last year primarily due to higher average outstanding debt balance, driven by increased borrowings under the revolving credit facility and the issuance of the incremental term loan B in the fourth quarter of 2022, and higher interest rates on variable borrowings in 2023.

Other income, net of other expense decreased $13 million for the nine months ended September 30, 2023, compared with the same period last year, primarily due to a $10 million reduction in the fair value of contingent consideration in 2022 associated with a business acquisition.

Interest income increased $6 million for the nine months ended September 30, 2023 compared with the same period last year primarily due to higher interest rates.

Our effective tax rates were 26.9% and 27.6% for the nine months ended September 30, 2023 and 2022. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by a tax deficiency from stock-based compensation. The effective tax rate for the nine months ended September 30, 2022, was impacted by a decrease in unrecognized tax benefits for a tax position effectively settled with taxing authorities, partially offset by the reversal of a prior year tax receivable due to a statute of limitation expiration and a tax deficiency from stock-based compensation.

Gain on disposal of discontinued business, net of income taxes was $5 million during the nine months ended September 30, 2023 primarily resulting from the release of an expired guarantee related to the sale of the European vacation rentals business.

As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $1 million for the nine months ended September 30, 2023 as compared to the same period last year.

Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2023	2022
Vacation Ownership	$2,265	$2,098
Travel and Membership	553	572
Total reportable segments	2,818	2,670
Corporate and other (a)	(4)	(2)
Total Company	$2,814	$2,668

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$267	$266
Gain on disposal of discontinued business, net of income taxes	(5)	—
Interest expense	183	143
Interest (income)	(9)	(3)
Provision for income taxes	96	101
Depreciation and amortization	83	91
Stock-based compensation	31	31
Restructuring (b)	12	8
Legacy items	7	1
Loss on sale of business (c)	2	—
Loss on equity investment	—	5
COVID-19 related costs (d)	—	2
Asset recoveries, net	—	(1)
Fair value change in contingent consideration	—	(10)
Adjusted EBITDA	$667	$634

	Nine Months Ended
	September 30,
Adjusted EBITDA	2023	2022
Vacation Ownership	$521	$480
Travel and Membership	195	211
Total reportable segments	716	691
Corporate and other (a)	(49)	(57)
Total Company	$667	$634

(a)Includes the elimination of transactions between segments.
(b)Includes $3 million of stock-based compensation expense for the nine months ended September 30, 2022, associated with the 2022 restructuring.
(c)Represents the loss on sale of the Love Home Swap business.
(d)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022.

Vacation Ownership
Net revenues increased $167 million and Adjusted EBITDA increased $41 million during the nine months ended September 30, 2023 compared with the same period of 2022. The net revenue increase was unfavorably impacted by foreign currency of $6 million (0.3%) and the Adjusted EBITDA increase was not materially impacted by foreign currency.

The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$117 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to higher mix of new owners (33% in the current year compared to 31% in the same period of 2022) which generally produce lower VPGs and lower close rates;
•$47 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$18 million increase in commission revenues due to the volume of VOI Fee-for-Service sales;
•$18 million increase in other revenues due to higher VOI travel package and incentive revenues; and an
•$11 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $41 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for Service sales.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$46 million increase in marketing costs in support of increased tour flow and new owner mix;
•$44 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$30 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$25 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$7 million increase in sales and commission expenses due to higher volume of VOI Fee-for-Service sales.
These increases were partially offset by a $17 million decrease in the cost of VOIs sold primarily due to product mix and an $11 million decrease in general and administrative expenses primarily due to lower professional fees.

Travel and Membership
Net revenues decreased $19 million and Adjusted EBITDA decreased $16 million during the nine months ended September 30, 2023 compared with the same period of 2022. The net revenue decrease was unfavorably impacted by foreign currency of $2 million (0.3%) and Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $5 million (2.4%).

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

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$8 million decrease in cost of sales primarily associated with lower transactions; partially offset by heavier weighting of rentals in Exchange’s revenue mix; and a
•$4 million decrease in marketing costs; partially offset by a
•$6 million increase in other operating costs primarily related to business development activities.

Corporate and other
Corporate and other revenue decreased $2 million for the nine months ended September 30, 2023 compared to 2022 primarily due to a $5 million increase in eliminated transactions between segments partially offset by $4 million of fees charged for managing an insurance program on behalf of homeowners associations.

Corporate and other Adjusted EBITDA increased $8 million for the nine months ended September 30, 2023 compared to the same period of 2022 and was not materially impacted by foreign currency. The increase was primarily due to $4 million increase in eliminated expenses between segments and $3 million of lower legal fees, partially offset by the aforementioned decrease in revenue.

RESTRUCTURING PLANS
2023 Restructuring Plan
We incurred $2 million and $12 million of charges during the three and nine months ended September 30, 2023, associated with the 2023 restructuring plan. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 150 employees and other expenses. As part of this restructuring plan, we also decided to decrease our organizational footprint by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $6 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Travel and Membership segment. The remaining material initiative and related expenses associated with this restructuring plan are expected to be incurred by the end of 2023.

2022 Restructuring Plan
We incurred $8 million of charges during the nine months ended September 30, 2022 associated with the 2022 restructuring plan. These charges were associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $6 million of personnel-related costs at the Travel and Membership segment, (ii) $1 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $1 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense.

See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	September 30, 2023	December 31, 2022	Change
Total assets	$6,655	$6,757	$(102)
Total liabilities	$7,652	$7,661	$(9)
Total (deficit)	$(997)	$(904)	$(93)

Total assets decreased by $102 million from December 31, 2022 to September 30, 2023, primarily due to:
•$312 million decrease in Cash and cash equivalents driven by $400 million repayment of the 3.90% secured notes during the first quarter of 2023, $269 million of share repurchases, $104 million of dividend payments, $75 million of net repayments of non-recourse debt, and $42 million of property and equipment additions, partially offset by $451 million of net borrowings on the revolving credit facility and $198 million of net cash provided by operating activities; and a
•$44 million decrease in Inventory driven by the sale of $107 million of VOI inventory and $12 million of net transfers of completed unregistered VOI inventory to property and equipment; partially offset by $73 million of inventory additions.
These decreases were partially offset by:
•$90 million increase in VOCRs driven by $1.04 billion of VOI originations, partially offset by $681 million of principal collections and net provision for loan losses of $257 million;
•$45 million increase in Prepaid expenses driven by $19 million increase in prepaid marketing costs and $19 million increase due to timing of contract renewals for prepaid maintenance and increases in cloud computing arrangements; and an
•$84 million increase in Other assets driven by a $49 million increase in income tax receivables, a $16 million increase in non-trade receivables, an $11 million increase in collateral assets, and a $9 million increase in derivative assets.

Total liabilities decreased by $9 million from December 31, 2022 to September 30, 2023, primarily due to:
•$58 million decrease in Accrued expenses and other liabilities primarily due to a $46 million decrease in accrued employee costs due to timing of annual employee bonus and commission payments, $16 million of right of use lease amortization, and a $15 million payment associated with the acquisition of the Travel + Leisure brand, partially offset by a $9 million increase in derivative liabilities; and an
•$80 million decrease in Non-recourse vacation ownership debt driven by net repayments.
These decreases were partially offset by:
•$36 million increase in Deferred income driven primarily by deferred VOI trial package and incentive revenues;
•$60 million increase in Debt driven by $451 million of net borrowings on the revolving credit facility, partially offset by the $400 million repayment of the 3.90% secured notes during the first quarter of 2023; and a
•$27 million increase in Deferred income taxes primarily driven by installment sales.

Total deficit increased $93 million from December 31, 2022 to September 30, 2023, primarily due to $269 million of share repurchases including excise tax, $105 million of dividends, and $15 million of unfavorable currency translation adjustments driven by fluctuations in exchange rates, primarily the Australian dollar, South African Rand, Argentine Peso, and the Japanese Yen; partially offset by $267 million of Net income attributable to Travel + Leisure Co. shareholders and a $26 million increase in additional paid-in capital, primarily due to stock-based compensation.

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

Cash and Cash Equivalents
As of September 30, 2023, we had $238 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.

$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $547 million of available capacity as of September 30, 2023.

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

As of September 30, 2023, our interest coverage ratio was 4.40 to 1.0 and our first lien leverage ratio was 3.69 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2023, we were in compliance with the financial covenants described above. We expect our first lien leverage ratio to decrease by the end of the year.

On March 30, 2023, we entered into the fourth amendment to the credit agreement governing our revolving credit facility and term loan B facilities. Through this amendment we exercised our early opt-in election to change the benchmark rate on the revolving credit facility and term loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated our exposure to LIBOR.

Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During the fourth quarter of 2022 we entered into the third amendment to the credit agreement governing our revolving credit facility and term loan B which provided for an incremental term loan B borrowing of $300 million due 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. During the first quarter we used net proceeds from the incremental term loan B borrowing, along with cash on hand, and borrowings under our revolving credit facility, to repay our $400 million notes which came due in March 2023. As of September 30, 2023, we had $3.26 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2024 to 2030.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On September 26, 2023 we renewed our USD bank conduit facility, extending its term through September 2025. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $744 million ($275 million available as of September 30, 2023) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.

We closed on securitization financings of $250 million and $300 million during the nine months ended September 30, 2023 and subsequent to the end of the third quarter, we closed on an additional securitization financing of $300 million. During the full year of 2022, we closed on $800 million of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.

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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2023, all of our securitized loan pools were in compliance with applicable contractual triggers.

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

	10/1/23 - 9/30/24	10/1/24 - 9/30/25	10/1/25 - 9/30/26	10/1/26 - 9/30/27	10/1/27 - 9/30/28	Thereafter	Total
Debt (a)	$314	$291	$1,007	$856	$3	$1,272	$3,743
Non-recourse debt (b)	224	214	515	185	185	588	1,911
Interest on debt (c)	332	303	232	132	109	104	1,212
Purchase commitments (d)	261	182	117	92	88	23	763
Operating leases	29	26	16	13	11	14	109
Total (e)	$1,160	$1,016	$1,887	$1,278	$396	$2,001	$7,738

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $569 million for marketing-related activities and $121 million for information technology activities.
(e)Excludes a $34 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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

In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $498 million outstanding as of September 30, 2023. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.

As of September 30, 2023, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB- with a “negative outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the nine months ended September 30, 2023 and 2022 (in millions):

Cash provided by/(used in)	2023	2022	Change
Operating activities:	$198	$267	$(69)
Investing activities:
Continuing operations	(46)	(28)	(18)
Discontinued operations	—	(6)	6
Financing activities:	(444)	(414)	(30)
Effects of changes in exchange rates on cash and cash equivalents	(4)	(11)	7
Net change in cash, cash equivalents and restricted cash	$(296)	$(192)	$(104)

Operating Activities
Net cash provided by operating activities was $198 million for the nine months ended September 30, 2023, compared to $267 million in the prior year. This $69 million decrease was primarily attributable to an increase in cash utilized for working capital mainly due to increases in net originations, prepayments, and inventory purchases.

Investing Activities
Net cash used in investing activities from continuing operations increased $18 million during the nine months ended September 30, 2023. This increase is primarily due to the $6 million cash payment for the acquisition of Playbook365, $6 million of higher property and equipment additions, and $8 million of proceeds from the sale of investments in 2022.

Net cash used in investing activities from discontinued operations was $6 million for the nine months ended September 30, 2022 related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities increased $30 million during the nine months ended September 30, 2023. This increase was primarily due to higher net principal payments on non-recourse debt and increased share repurchases in the current year, partially offset by higher proceeds from corporate debt.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We also regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends are subject to final approval by the Board of Directors.

During the nine months ended September 30, 2023, we spent $85 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2023 with anticipated spending between $105 million and $115 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.

During the nine months ended September 30, 2023, we spent $42 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2023, we anticipate spending between $65 million and $70 million on capital expenditures, primarily for continuation of information technology digital initiatives and sales center/resort improvements.

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

Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of September 30, 2023, the Board of Directors has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. As of September 30, 2023, we had $210 million of remaining availability in our program.

Under our current share repurchase program, we repurchased 6.7 million shares at an average price of $39.68 for a cost of $267 million during the nine months ended September 30, 2023. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.

Dividends
We paid cash dividends of $0.45 per share during the first, second, and third quarters of 2023 and $0.40 per share during the first, second, and third quarters of 2022. The aggregate dividends paid to shareholders were $104 million and $103 million during the nine months ended September 30, 2023 and 2022. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2023 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2023 compared to 2022. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and $6 million increase or decrease in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.

Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2023, was $469 million in non-recourse debt and $1.02 billion in corporate debt. A 100-basis point change in the underlying interest rates would result in a $5 million increase or decrease in annual consumer financing interest expense and a $10 million increase or decrease in our annual debt interest expense.

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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2023, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2023	773,316	$41.40	773,316	$243,129,297
August 2023	819,577	$40.26	819,577	$210,129,306
September 2023	—	$—	—	$210,129,306
Total	1,592,893	$40.82	1,592,893	$210,129,306

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
10.1*
Twelfth Amendment, dated as of September 26, 2023, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.

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

TRAVEL + LEISURE CO.

Date: October 25, 2023	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 25, 2023	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer