Form 10-K
period 2023-12-31
Travel & Leisure Co.
filed 2024-02-21
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, was $2,902,211,695. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2024, the registrant had outstanding 71,031,585 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:
Adjusted EBITDA    A non-GAAP measure, defined by the Company as Net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant Corporation, and the sale of the vacation rentals businesses.
AOCL    Accumulated Other Comprehensive Loss
ARN    Alliance Reservations Network
AUD    Australian Dollar
Awaze    Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board    Board of Directors
Cendant    Cendant Corporation
Company    Travel + Leisure Co. and its subsidiaries
Distribution    Pro rata distribution of Wyndham Hotels & Resorts, Inc. stock to Wyndham Worldwide Corporation’s shareholders.
ESG    Environmental, Social, and Governance
EPS    Earnings Per Share
Fee-for-Service sales    Sales of VOIs through the Company’s Fee-for-Service programs where inventory is sold through its sales and marketing channels for a commission.
GAAP    Generally Accepted Accounting Principles in the United States
GHG    Greenhouse gas
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
VOI     Vacation Ownership Interest
VPG    Volume Per Guest
Wyndham Hotels    Wyndham Hotels & Resorts, Inc.
Wyndham Worldwide    Wyndham Worldwide Corporation

PART I
Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
ITEM 1.     BUSINESS
Company Overview
Travel + Leisure Co. is the world’s leading membership and leisure travel company. We provide vacation experiences and travel inspiration to millions of owners, members, and subscribers through our products and services. Travel + Leisure Co. has the following segments:
•Vacation Ownership includes our Wyndham Destinations business line, which is the world’s largest vacation ownership company with 804,000 owners and more than 245 vacation club resort locations.
•Travel and Membership includes our Exchange and Travel Club business lines. RCI is the world’s largest exchange company with 3.5 million members and 4,100 affiliated resorts in its network. Our Travel Club business line includes: our RCI travel club, which seeks to capture a greater share of our members non-exchange travel budgets; and our business-to-business (“B2B”) travel clubs, which offer white-label solutions to associations, organizations, and other closed user groups.
History and Development
Our corporate history can be traced back to the formation of Hospitality Franchise Systems (“HFS”) in 1990. In December 1997, HFS merged with CUC International, Inc. to form Cendant Corporation (“Cendant”), which then expanded further through the addition of vacation rentals and vacation ownership businesses. On July 31, 2006, Cendant distributed all of the shares of its subsidiary, Wyndham Worldwide Corporation (“Wyndham Worldwide”), to the holders of Cendant common stock. On August 1, 2006, we commenced “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol WYN.

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
•Vacation Ownership, substantially comprised of Wyndham Destinations.
•Travel and Membership, comprised of Exchange and Travel Club.
Our business segments generate diversified revenue streams and significant cash flow. In 2023, we generated 42% of our revenues from the sale of vacation ownership interests, and 44% from our fee-for-service revenue streams.
Our businesses have both domestic and international operations. During 2023, we derived 89% of our revenues in the United States (“U.S.”) and 11% internationally. For further details on our segment revenues, profits, assets and geographical operations, see Note 23—Segment Information to the Consolidated Financial Statements.
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
Typically, developers sell VOIs for a fixed purchase price that is paid in full at closing or financed through developer-offered financing options. Vacation ownership resorts are often operated by a property owners’ association of which the VOI owners are members. Most property owners’ associations are governed by a board of directors that includes owners and may include representatives of the developer. The board of the property owners’ association typically delegates much of the responsibility for managing the resort to a management company, which is often affiliated with the developer.
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
•certainty of vacations; and
•certainty of quality accommodations.
Vacation Ownership Overview
Our Vacation Ownership reportable segment is substantially comprised of our Wyndham Destinations branded business line, which is the world’s largest vacation ownership business based on number of resorts and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the VOI sales, and provide property management services to property owners’ associations. As of December 31, 2023, we had more than 245 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean, and Asia Pacific that represent 26,800 individual vacation ownership units and 804,000 owners of VOIs. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs.
During 2023, we entered into an agreement to acquire the rights to the vacation ownership business of Sports Hospitality Ventures, LLC (“SHV”), a hotel and resorts licensee for the Sports Illustrated brand. This business line is included in the Vacation Ownership segment.
Strategies
Our goal is to strengthen our leadership position in the vacation ownership industry and generate consistent and long-term value for our shareholders. To achieve this goal, we intend to pursue the following strategies:
Optimize the revenue potential of our existing owner base as well as enhance our upgrade pipeline through the addition of new owners. We have strong embedded revenue potential through our existing owner base: owners tend to upgrade as vacation needs evolve. We earn interest revenue on our portfolio as well as club and resort management fees. We also seek to enhance our future upgrade pipeline through sales to new owners. On average, new owners nearly double their initial VOI purchase within six years, resulting in predictable, high-margin future revenue streams.
Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchiser by number of hotels with approximately 9,200 affiliated hotels located in more than 95 countries. The Wyndham Hotels loyalty program, Wyndham Rewards, has over 106 million enrolled members, many of whom fit our target new-customer demographic, providing us with a substantial customer sourcing opportunity to drive future VOI sales. We plan to increase this sales channel with initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. Volume per guest on these affinity marketing tours is generally higher than other tours, helping to increase margins on new owner sales.
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
Revenues and Operating Statistics
Our Vacation Ownership business derives a majority of its revenues from vacation ownership sales, with consumer financing and property management fees being the other main sources of revenue.
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

Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as offsite sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. Additionally, we operate telesales and virtual sales programs designed to reach and solicit upgrade sales to existing owners we were not able to market to during their vacations. In total VOI upgrade sales represented 68% and 70% of our net VOI sales in 2023 and 2022.
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
We typically perform a credit investigation or other inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. Our weighted average FICO score on new originations was 739 and 736 for 2023 and 2022.
We typically require a minimum down payment of 10% of the purchase price on all VOI sales and offer consumer financing for the remaining balance for up to 10 years. These loans are structured with equal monthly installments that fully amortize the principal by the final due date. While the minimum down payment is typically 10%, our average down payment on financed VOI sales was 19% for both 2023 and 2022.
During 2023, we generated $1.43 billion of receivables on $1.93 billion of gross VOI sales, net of Fee-for-Service sales, resulting in 74% of our VOI sales being financed compared to 64% during 2022. This level of financing is prior to the application of cash received for the full payment of a loan within 60 days of origination. After the application of these early repayments, we financed 56% of VOI sales during both 2023 and 2022.
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
We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. Our loan portfolio was 95% and 94% current (not more than 30 days past due) as of December 31, 2023 and 2022. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for further information on the performance of our loan portfolio.
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
The vacation ownership industry has consolidated over the last 20 years leaving multiple well-capitalized branded companies including: Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, and Holiday Inn Club Vacations. As an industry, we largely source potential new owner tours from different marketing channels, but there is overlap when consumers are members of more than one loyalty program and/or travel to more than one resort within a market. We compete for property acquisitions and partnerships with entities that have similar investment objectives. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small independent vacation ownership companies, to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.
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
Within Exchange, we operate RCI, the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.5 million paid member families. Annual member retention is high and over the last three years we have retained on average 85% of the exchange memberships through our Exchange networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one- or two-year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.
Our vacation exchange business has relationships with 4,100 affiliated vacation ownership resorts in 104 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific.
Travel Club offers discount travel to consumers as well as custom travel technology solutions to B2B affinity partners including large employers, banks and retailers, trade associations and others via their operations in the U.S. and Mexico.
Strategies
Our goal is to grow our cornerstone vacation exchange business, optimize cash flow, and broaden our reach into the leisure travel markets to accelerate overall growth for the segment through our travel clubs. To achieve this goal, we intend to pursue the following strategies:
Expand and enhance our products and services to increase wallet share, transaction propensity, and retention within our member base. Through the addition of more inventory options for exchange and more travel products and services, RCI Travel Club seeks to enhance its core exchange business lines’ growth through greater share of consumers’ travel spend, increased member engagement, and reduced churn.

Expand B2B travel solutions. We seek to expand B2B partnerships across multiple sectors driving incremental transaction revenue. We offer white-label solutions to associations, organizations, and other closed-user groups in order for these groups to offer travel benefits to their communities which increases engagement and loyalty.
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
•Transactions — Represents the number of exchanges and travel bookings recognized as revenue during the period, net of cancellations.
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
Competition
Our global exchange business competes with other vacation exchange companies, most notably Interval International, certain timeshare developers, and clubs that offer vacation exchange through their own internal networks of properties. This business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for and book their resort and other travel accommodations.
Our Travel Club business competes more broadly with the larger sector of leisure travel options including traditional travel agents, online travel agents, and travel clubs.
INTELLECTUAL PROPERTY
Our business is affected by our ability to protect against infringement of our intellectual property, including our trademarks, service marks, logos, trade names, domain names, and other proprietary rights. Travel + Leisure Co. and its subsidiaries actively use or license for use all significant marks and domain names, and we own or have exclusive licenses to use these marks and domain names. In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure Co. the right to use the “Wyndham” trademark, “The Registry Collection” trademark, and certain other trademarks and intellectual property in our business. See “Key Agreements Related to the Spin-Off—License, Development and Noncompetition Agreement” for more information. We register the marks that we own in the U.S. Patent and Trademark Office, as well as with other relevant authorities where we deem appropriate, and seek to protect our marks from unauthorized use as permitted by law. See Note 7— Intangible Assets to the Consolidated Financial Statements for more information regarding our intangible assets.
GOVERNMENT REGULATION
Our business is subject to various international, national, federal, state and local laws, regulations, and policies in jurisdictions in which we operate. Some laws, regulations, and policies impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations, and policies primarily affect only one of the following areas of our business: inventory sourcing activities; sales and marketing activities; purchaser financing activities; and property management activities.
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
Oversight and Management
Our human resources organization manages employment-related matters, including recruiting and hiring, onboarding, compensation and benefits, performance management, and professional development. Our Board of Directors (“Board”) and its committees also provide oversight on certain human capital matters, including diversity and inclusion initiatives. Our Corporate Governance Committee periodically reviews potential trends and impacts of environmental, social, and governance issues that affect human capital matters. Our Compensation Committee is responsible for periodically reviewing certain of our human capital programs, policies and procedures, including management succession planning and development. The Compensation Committee is also responsible for periodically reviewing incentives and risks related to our compensation programs. Furthermore, our Audit Committee discusses compliance risks related to human capital matters and periodically reviews and updates our Code of Conduct to promote ethical behavior by all of our associates.
As of December 31, 2023, our global team was comprised of over 19,000 associates, 4,200 of whom work outside the U.S. Of our global associates 14,900 support Vacation Ownership, 1,900 support Travel and Membership, and 2,200 comprise our corporate group. Less than 1% of our associates are subject to collective bargaining agreements governing their employment with our company.
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
•Programs focused on career progression include formal talent reviews, succession planning, associate development programs for all levels, executive coaching, leader onboarding plans, new leader orientation, and tuition and certification reimbursement.
Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent, fuel our business objectives, and reward performance excellence. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 97% of our associates are eligible to participate in a company sponsored retirement plan or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan which is available to 87% of our associates. This plan allows eligible associates to purchase common shares of Company stock at a 10% discount from the fair market value at the grant date. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.
We believe in performance-based variable compensation programs that support a high-performance environment. All of our managers participate in an annual incentive plan that most closely aligns with their role. Sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. As of December 31, 2023, 41% of our associates participate in a variable pay incentive pay program.
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
Our Full Circle strategy is recognized through the prestigious honors we have earned, including:
•Fortune magazine’s World’s Most Admired Companies,
•U.S. News’ Best Companies to Work For,
•Newsweek’s lists of both World’s Most Trustworthy Companies and Most Trustworthy Companies in America,
•National Veteran-Owned Business Association’s Best Corporations for Veteran’s Business Enterprises,
•National LGBT Chamber of Commerce’s “Best-of-the-Best” Corporations,
•National Business Inclusion Consortium’s (“NBIC”) Top 50 Best-of-the-Best Corporations for Inclusion, and the
•Human Rights Campaign’s 2023-2024 Equality 100 award for leaders in LGBTQ+ workplace inclusion.
Environmental Progress
Our environmental strategy is anchored through three main tenants: reducing our environmental footprint, expanding our renewables portfolio, and prioritizing biodiversity in locations where we live and work. Our commitment to environmental management extends beyond fully owned assets, encompassing all assets we own, manage, and lease. We closely partner with applicable property owners’ associations that we do not control to drive progress toward our environmental goals. Our environmental goals are to:
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
As of December 31, 2022, we have reduced our Scope 1 + Scope 2 GHG emissions intensity by 36% and continue to increase our renewable energy consumption. This progress has been accomplished through a combination of increased operational efficiency, onsite solar projects, and one offsite solar project. Additionally, as of December 31, 2022, we have reduced our water withdrawal per square foot by 21%, compared to our 2010 baseline. In partnership with the Arbor Day Foundation, during 2023 we achieved our 2025 goal of planting two million trees. This accomplishment, two years ahead of schedule, underscores our commitment to enhancing biodiversity.
Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection and discharge of hazardous materials has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.
Climate Change
Climate change is associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, and increased forest fires. We manage properties exposed to areas which are susceptible to adverse effects resulting from these conditions and disasters. As of December 31, 2023, based on insurable property values, approximately:
•37% of our managed properties are located in Tier I windstorm exposure areas,
•23% are in states prone to high-risk wildfire, and
•20% are situated in areas with a high level of flood risk.
In addition, based on the water risk assessment we conducted in 2023, we identified 53 managed resorts in high or extremely high-water stressed locations. It is possible that the weather conditions and other natural disasters associated with climate change could increase in frequency and/or severity in the future which could have a material adverse effect on our managed property portfolio, operating costs, and demand for our products and/or services. We are continuously monitoring climate change risks and taking actions to mitigate impacts, as deemed appropriate.
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
As of December 31, 2023, 53% of our global associates were women, 45% were men, and 2% were not declared. On December 31, 2023, of our global leaders with direct reports 52% were men and 48% were women. The following table provides the global gender distribution by level:

Gender	Below Director	Director and above (a)
Female	53%	41%
Male	45%	59%
Undeclared	2%	—%

(a)Includes our executive officers which are 80% male and 20% female.
Our ethnic representation in the U.S. as of December 31, 2023 was:
•47% White
•23% Hispanic/Latinx
•14% Black/African American
•7% Asian
•4% Two or more races
•2% Native Hawaiian/Other Pacific Islander
•1% Native American/American Indian
•2% Undeclared
The following table provides the U.S. ethnic diversity distribution by level:

	Below Director	Director and above (a)
White	46%	75%
Diverse	52%	24%
Undeclared	2%	1%

(a)Includes our executive officers which are 90% white and 10% ethnically diverse.
Beyond our diverse workforce, we have diverse representation on our Board, with four of our nine Board members being gender and/or ethnically diverse.
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
Philanthropy
With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village, Jack and Jill Late Stage Cancer Foundation, as well as our internal Associate Relief Fund. Our decades long partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low-income families in Florida the opportunity to choose the best education for their children. Most recently, we established the Travel + Leisure Charitable Foundation. This foundation embraces a diverse and inclusive community through a variety of programs, including leadership training, mentoring opportunities, and educational support. Since its formation, the Travel + Leisure Charitable Foundation has partnered with the School Board of Orange County, Florida, to create the Travel + Leisure Eatonville scholarship program, which strives to promote educational excellence within the Eatonville community, the oldest African-American-incorporated municipality in the U.S., by providing scholarships to eligible students.

Governance
For detailed information about our governance practices, see “Governance” in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Visit our website at travelandleisureco.com/esg-commitment for additional information on our social responsibility activities and initiatives, along with our 2022 ESG report. Information on our website, including our 2022 ESG report, is not part of, or incorporated in, this Annual Report on Form 10-K.
KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between Travel + Leisure Co. and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.
As of May 31, 2018, when the Spin-off was completed, Travel + Leisure Co. and Wyndham Hotels operated independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.4, 10.62, 10.63, 10.64, and 10.65.
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
Transfer of Assets and Assumption of Liabilities. The Separation and Distribution Agreement provided for those transfers of assets and assumptions of liabilities so that Travel + Leisure Co. and Wyndham Hotels allocated the assets necessary to operate their respective businesses and retain or assume the liabilities allocated to them in accordance with the separation plan. The Separation and Distribution Agreement also provided for the settlement or extinguishment of certain liabilities and other obligations among Travel + Leisure Co. and Wyndham Hotels. In particular, the Separation and Distribution Agreement provided that, subject to certain terms and conditions:
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
Release of Claims and Indemnification. Travel + Leisure Co. and Wyndham Hotels agreed to broad releases pursuant to which each releases the other and certain related persons from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or alleged to occur or to have failed to occur or any conditions existing or alleged to exist at or prior to the time of the Distribution. These releases are subject to certain exceptions set forth in the Separation and Distribution Agreement and the ancillary agreements. The Separation and Distribution Agreement provides for cross-indemnities that, except as otherwise provided in the Separation and Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Wyndham Hotels’ business with Wyndham Hotels, and financial responsibility for the obligations and liabilities of Travel + Leisure Co.’s business with Travel + Leisure Co. Specifically, each party will, and will cause its subsidiaries to, indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and each of its and their respective officers, directors, employees and agents for any losses arising out of, by reason of or otherwise in connection with:
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
Employee Matters Agreement
We are party to an Employee Matters Agreement with Wyndham Hotels that governs the respective rights, responsibilities and obligations of Wyndham Hotels and Travel + Leisure Co. following the Spin-off with respect to employment, compensation and benefits-related matters. Wyndham Hotels’ employees no longer participate in Travel + Leisure Co.’s plans or programs, and Wyndham Hotels has established plans or programs for their employees as described in the Employee Matters Agreement.

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
License, Development and Noncompetition Agreement
In connection with the Spin-off, we entered into a license, development and noncompetition agreement with Wyndham Hotels, which, among other things, granted to Travel + Leisure Co. the right to use the “Wyndham” trademark, “The Registry Collection” trademark and certain other trademarks and intellectual property in our business. This right is generally limited to use in connection with our vacation ownership and vacation exchange businesses, with certain limited exceptions. This agreement has a term of 100 years with an option for us to extend the term for an additional 30 years. We pay Wyndham Hotels certain royalties and other fees under this agreement.
Additionally, the License, Development and Noncompetition Agreement governs arrangements between us and Wyndham Hotels with respect to the development of new projects and non-compete obligations. These non-compete obligations restrict us and Wyndham Hotels from competing with the other party’s business (subject to customary carve-outs) for the first 25 years of the term of the License, Development and Noncompetition Agreement, and we may extend the term of these non-compete obligations for an additional five-year term if we achieve a certain sales target in the last full calendar year of the initial 25-year term. If either party acquires a business that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co. must offer the other party the right to acquire such competing business upon and subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. Additionally, if either party engages in a project that has a component that competes with the other party’s businesses, Wyndham Hotels or Travel + Leisure Co., must use commercially reasonable efforts to include the other party in such project, subject to the terms and conditions set forth in the License, Development and Noncompetition Agreement. In January 2021, Travel + Leisure Co. and Wyndham Hotels entered into a letter agreement pursuant to which, among other things, Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.
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
In 2021, we acquired the Travel + Leisure brand and all related assets from Dotdash Meredith (formerly Meredith Corporation) and we also changed our name to Travel + Leisure Co. The expected results of the transaction and the future prospects for and plans of our company more broadly, including our strategies to accelerate growth of our global businesses by broadening the strength of our cornerstone timeshare and exchange businesses and through our travel clubs, are subject to a number of risks and uncertainties, many of which are beyond our control, and may not be achieved in the time or at the level we expect, or at all.
Our efforts to establish and grow our travel clubs businesses and add brands to our existing portfolio of vacation ownership brands, such as through the planned launch of a network of sports-themed resorts and lifestyle complexes under the Sports Illustrated Resorts brand and the expected acquisition of Accor Vacation Club, subject us to greater risks and uncertainties than those historically considered for our core timeshare and exchange businesses. These risks and uncertainties include requiring us to utilize and augment human capital and other resources beyond those required by our historic business offerings to source and establish relationships with new partners and to develop and market vacation ownership resorts, products, and services that meet the demands of new consumers.
Promotion activities associated with our businesses may not yield increased revenue in the time or levels expected, and even if revenue does increase, it may not be sufficient to offset the expenses we incur in building our brands and businesses. If we fail to successfully promote and maintain our businesses and brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands and businesses, we may fail to attract or retain customers to the extent necessary to realize a sufficient return with respect to the acquisition, our branding efforts and our businesses, which would adversely impact our results of operations and financial condition.
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
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. The continued success and future growth of our timeshare and exchange businesses depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing, and other resources and flexibility than we have. We principally compete with short-term vacation options such as lodging, cruise, and home and apartment sharing services, as well as other timeshare developers. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new vacation ownership properties, convenience, quality of accommodations, evolving customer travel preferences, service levels, amenities, customer loyalty and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us to better understand our products and services. New resorts may be constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive.
Our RCI exchange business depends on vacation ownership developers for new members and on existing members and participants renewing their memberships with us and engaging in exchange and non-exchange transactions. Our new member enrollment and exchange member volumes dropped significantly during the COVID-19 pandemic, due in large part to the industry wide drop in VOI sales to new owners, and the total number of our exchange members continues to be below pre-pandemic levels. Although new owner sales levels have recovered from their lows in 2020, there is no assurance that they will continue to grow in the timeframe or at the levels that we expect. Developers and members also supply resort accommodations for use in exchanges. If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our RCI network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. These effects on our exchange business are more pronounced as the proportion of corporate member relationships, where the developer renews RCI membership fees for all of its active owners, increases. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliate agreements with resort developers is also impacted by consolidation in the vacation ownership industry. For example, in connection with the acquisition of Welk Hospitality Group, Inc. (“Welk”) by Marriott Vacations Worldwide Corporation, the RCI contract with Welk was terminated. Consolidation can also lead to larger competitors with greater resources that compete with our Vacation Ownership business for customers, projects, and talent. In addition, developers have been creating, operating and expanding internal exchange and points-based vacation club networks to offer their respective owners travel flexibility. By design, these networks decrease the propensity of owners to use external vacation ownership exchange programs, such as RCI, which in turn adversely impacts the supply of resort accommodations available for exchange through our exchange networks and reduces our related exchange revenue.
Our travel club businesses operate in a highly competitive global environment and may take longer than expected to achieve the levels of revenues, customer acceptance and profitability we expect.
Our travel club businesses have not grown as quickly as originally anticipated and as we continue to operate and seek to expand our business in the broader leisure travel industry, we will be adversely impacted if we cannot compete effectively. There are a great number of existing competitive travel services, some of which have significantly greater financial, marketing, and other resources than we have, and while the market is currently fragmented, existing travel service companies as well as new entrants may adversely impact our ability to achieve the level of revenues, transactions, and profitability we expect.
Our B2B travel clubs business is largely dependent on the success of marketing efforts to closed user groups through partner brands and the subsequent propensity of the members of those groups to use the platform for their travel bookings and upgrade to receive premium services. Our travel clubs businesses are also reliant on our ability to leverage new and existing relationships with travel suppliers, including hotels, airlines, rental car companies, and wholesale suppliers, and their willingness to distribute products and services through our platforms. Our success in these leisure travel clubs is also dependent upon our ability to efficiently customize our travel offerings to particular areas of interest and focus on the groups to which we market and promote our services and offerings. Our success here is also dependent upon our ongoing ability to adjust our business models to meet changing conditions and differing customer requirements than we may have originally planned for. There is no assurance that these efforts will be successful within the timeframe or at the levels we expect.
Our travel clubs businesses have required us to utilize and augment human capital and other resources beyond those required by our historic business offerings and, as a result, subject us to greater risks and uncertainties than historically considered for our core timeshare and exchange businesses.
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
•unforeseen expenses, delays or conditions related to the transactions, including those due to regulations;
•adverse effects on existing business relationships with customers, partners, employees or suppliers;
•potential dilutive issuances of equity securities in payment of the acquisition price;
•risks associated with entering into markets in which we have limited or no prior experience such as the college sports community and environment, including less visibility into demand;
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
Declines in or disruptions to the travel industry including in regions and locations where we have a significant number of resorts have in the past adversely impacted us and any future declines or disruptions are also likely to adversely impact us. Risks affecting the travel industry can be localized events or global in nature and may adversely impact decisions by consumers to use and consume travel services and products, including: economic factors such as economic slowdown and recession; increased cost of living and reduced discretionary income (including due to inflationary pressures and current higher borrowing costs), and potential for increased unemployment rates; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; war, other hostilities, and political and regional strife (including the risk that the current conflict between Ukraine and Russia or the conflict in the Middle East expands in a manner that significantly impacts our business and operations); natural disasters such as hurricanes, fires, floods, earthquakes, and volcanic eruptions; concerns with high rates of infection, increased governmental regulations or restrictions on and recommendations and warnings against travel in certain regions, and the associated economic disruption due to pandemics, contagious diseases or health epidemics such as occurred during the COVID-19 pandemic; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and potential for increases in gasoline and other fuel prices such as experienced in 2022.
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
Further, Travel + Leisure Co. develops and manages resort properties and provides its exchange and travel club members access to resort properties throughout the world, a portion of which are in areas with greater exposure to the adverse effects of severe weather events and other natural disasters associated with climate change due to their location in coastal areas or states where wildfires are common, which could cause such resorts to suffer greater adverse effects from those events than the leisure travel industry faces in general. Based upon insurable property values as of December 31, 2023, approximately 37% of our managed properties are located in Tier I windstorm exposure areas, 23% are located in high-risk wildfire-prone states, and 20% are located in areas with a high level of flood risk. In addition, based on the water risk assessment we conducted in 2023, we identified 53 managed resorts in high or extremely high water-stressed locations. Properties in these areas have in the past closed, and may in the future close, due to such extreme weather events and such closures may be extended for prolonged periods following such weather events while any major damage is remedied and/or major renovations are undertaken and completed. Concern with climate change may also impact customer preferences for future timeshare purchases, including potential decreased customer preference for geographic areas that may be viewed as subject to increased climate change risk.
Any of the foregoing disruptions would also likely adversely affect our affiliated resorts, our RCI affiliates and other developers of vacation ownership resorts and timeshare property owner associations in the impacted location(s), and our travel clubs, thereby impacting our operations and financial results.
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
•increased energy costs, labor shortages and increased labor costs as well as increases in minimum wage and health-care related costs, which may not be fully offset by price or fee increases in our business or otherwise;

•product and supply chain disruptions;
•desirability of geographic regions where resorts in or affiliated with our businesses are located;
•the supply and demand for exchange services and products, and travel subscription services and products;
•our ability to accurately plan for, predict, and satisfy future timeshare inventory needs, which can be adversely impacted by events and occurrences that affect vacation ownership tours and VOI sales, such as the COVID-19 pandemic, as well as timely acquire and balance our supply of new and existing timeshare properties with consumer demand for those properties;
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
•our ability to develop and maintain relationships with marketing partners;
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
•our ability to offer acceptable customer pricing for products and services, including in a time of economic uncertainty and higher borrowing costs;
•our ability to identify, obtain, train and retain industry specific talent (including digital, sales, marketing, and operational leadership skills) to execute our growth strategy and to address customer satisfaction;
•disruptions, including non-renewal or termination of agreements, in relationships with third parties (including marketing alliances, loyalty programs and other affiliations with third parties, including Wyndham Hotels);
•owners or other developers that have development advance notes with us, or who have received loans or other financial arrangements incentives from us, who have experienced and may continue to experience financial difficulties;
•decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system (including as a result of severe weather events, including in 2022 and 2023, ongoing property renovations or a decrease in member deposits) could adversely affect our exchange business;
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
We are subject to risks that purchasers of VOIs who finance a portion of the purchase price default or otherwise delay payments on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults, or otherwise, which necessitates increases in loan loss reserves and adversely affects loan portfolio performance. In addition, in order to accelerate the growth of consumer financing income, we have taken actions to increase the percentage of the sale amount of VOIs that is financed by owners, which we also expect to increase the loan loss provision associated with such increased financed amount. We have likewise taken action to increase the percentage of new owner sales of our timeshare aggregate sales, which typically results in greater consumer defaults and a corresponding increase in the loan loss provision relative to timeshare sales to existing owners.
Financial difficulties of owners and customers, such as those that occurred during the COVID-19 pandemic and that generally occur during recessionary periods, could result in increased payment defaults and delinquencies. When defaults or delinquencies occur during the early part of the loan amortization period, we may not have recovered the marketing, selling, administrative and other costs associated with such VOIs. Additional costs are incurred in connection with the resale of repossessed VOIs, and the value we recover in a resale is not in all instances sufficient to cover the outstanding debt on the defaulted loan. During 2020, in response to COVID-19, we substantially increased our loan loss allowance on our vacation ownership receivables portfolio. In the future, we could have to increase our loan loss allowance above average historic levels again, whether due to a public health emergency, adverse economic conditions generally, or other causes.
The growth of our business and the execution of our business strategies depend on the services of our senior management and our associates.
We believe that our business success and future growth depends, in part, on the continued services of our senior management team, including our President and CEO, Michael D. Brown, and on our ability to successfully implement succession plans for members of our senior management team. The loss of any members of our senior management team, or the failure to identify qualified successors for such positions, could adversely affect our strategic growth and customer relationships, and impede our ability to execute our business strategies. Additionally, lack of sufficient effective leadership may lead to low morale, higher turnover, and decreased ability to execute our strategy. Also, insufficient numbers of talented associates could constrain our ability to maintain and expand our business. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures.
Risks Related to Technology, Data Privacy and Cybersecurity
Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to significant costs, fines or lawsuits.
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our guests, shareholders, and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information, guest travel documents, other identification documents, account numbers, and other personally identifiable information. We are subject to attack by cyber-criminals operating on a global basis attempting to gain access to such information, and the integrity and protection of that guest, shareholder, and employee data is critical to us.
While we maintain what we believe are reasonable security controls over personal and proprietary information (including the personal information of guests, shareholders, and employees), breaches of or breakdowns in our systems that result in the theft, loss, fraudulent use or other unauthorized release of personal, confidential or other proprietary information, or other data have occurred in the past and may occur again in the future. In addition, any such cyber-attacks could persist for an extended period of time without detection, which could have a material adverse effect on our brands, reputation, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect and insure against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.
Data breaches and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including use of viruses, ransomware and other malicious software, phishing and other efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Continued geopolitical turmoil (including the ongoing conflict between Russia and Ukraine and the ongoing conflict in the Middle East) has heightened the risk of cyber-attacks. We have experienced and likely will continue to experience, such cyber-attacks. Also, the same cyber security threats exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our customer, personnel and other information have in the past adversely impacted us in the same way as a direct cyber-attack on us. Additionally, we also currently have a hybrid work environment in which many corporate associates work both in the office and remotely on an ongoing basis. The increase in the number of our associates working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, and greater potential for phishing and other cybersecurity attacks.
While to date no such cyber-attacks have had, individually or in the aggregate, any known material adverse impact on our operations or financial results, we cannot guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not continue to occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs, and profitability.
Our information technology infrastructure (including our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems) has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses, ransomware and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies and other technology systems, we may continue to face issues that may negatively impact guests, other individuals and third parties. In addition, as we pursue new initiatives that are designed to improve our operations and cost structure, the expansion and implementation of new technologies and systems (including artificial intelligence (“AI”) technologies) carries significant potential risks, including failure to operate as designed, potential loss of or corruption of information, changes in security processes, implementation delays, and disruption of operations. The increased scope and complexity of our information technology infrastructure and systems could contribute to the risk of future material security breaches or breakdowns, any of which could have a material adverse impact on our business, brands, reputation, and results of operations. Further, if we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.
Additionally, we are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the U.S., both at the federal and state levels, and in other jurisdictions where we operate. Aspects of these laws and regulations, as well as their enforcement, remain unclear, and foreign laws and regulations are often more restrictive or burdensome than those in the U.S. Moreover, we have incurred and will likely continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, such as restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain consumer data to our customers, or otherwise regulating AI and machine learning (including the use of algorithms and automated processing), could expose us to additional costs and liability. In addition, should we violate or not comply with any applicable laws, regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition, and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for our travel clubs businesses, reservation systems, payments systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Our backup systems and disaster recovery systems, or those of our third-party service providers, may be insufficient to address or prevent breakdown of systems, loss of critical information or prolonged interruption. A natural disaster, cyberattack, disruption or other impairment in our technology capabilities and service facilities (including IT systems, data centers and backup systems, or those of our third-party service providers) could result in denial or interruption of service, significant investment in resources to restore and remedy such systems, prolonged outages and interruption, financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business and financial results. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, any failure to keep pace with developments in technology and technology infrastructures (including continuing upgrades to our technology systems which interface with customers), which is a significant part of our business, could impair our operations, financial results and competitive position.
Further, any failure to keep pace with new or innovative use of technologies (including digital technologies within the leisure travel and timeshare industry) could adversely impact our competitive position and future prospects. Our industry is marked by rapid technological developments and innovations (such as the use of AI and machine learning) and evolving industry standards. The development, adoption and use for AI and machine learning technologies are still in their early stages and the development of AI technologies is complex, involving technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs and any failure of our business continuity planning as to any of these matters could have a material adverse impact on our business, brand, and financial results.
Risks Related to Indebtedness and Tax Treatment
We are subject to certain risks related to our indebtedness, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us.
We are a borrower of funds under credit facilities, credit lines, senior notes, and term loans and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations from time to time. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:
•the interest rates being charged on recently issued and floating rate corporate debt and securitized debt have increased significantly beginning in 2022 and higher interest costs on our debt may continue in the future, and we may not be able to pass along the full amount of such costs to purchasers of VOIs to whom we provide financing;
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
We are subject to taxation at the federal, state and local levels in the U.S., and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local, and foreign governments make substantive changes to tax rules and their application. For example, effective beginning for the 2023 tax year, the Inflation Reduction Act of 2022 made changes to the U.S. corporate income tax system, including a 15% minimum tax on adjusted financial statement income for certain large corporations and a 1% excise tax on share repurchases. We currently are not subject to the 15% minimum tax, but we will continue to monitor as this could change. Further changes to the tax laws may be contemplated both in the U.S. and certain other countries, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations.
The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. The OECD continues to release additional guidance on these rules and has indicated enactment is expected to take effect in 2024. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. We are currently in the process of evaluating the impact of this on our consolidated financial statements, and we continue to monitor closely other countries that may enact these rules. These changes may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings.
We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local, and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.
We are responsible for certain of Cendant's contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant (now Avis Budget Group) and former Cendant units, Realogy (now Anywhere Real Estate Inc.) and Travelport, Wyndham Worldwide and Realogy generally were responsible for 37.5% and 62.5% of certain of Cendant’s contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of Cendant or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of Cendant’s terminated or divested businesses, the Travelport sale, certain Cendant-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.
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
Risks Related to Legal, Regulatory and Reputational Matters
Negative public perception regarding our industry could have an adverse effect on our operations.
Negative public perception regarding our industry resulting from, among other things, consumer complaints regarding sales and marketing practices, consumer financing arrangements, and restrictions on exit related to our products, as well as negative comments on social media, could result in increased regulatory scrutiny, which could result in reputational damage, more onerous laws, regulations, guidelines and enforcement interpretations in jurisdictions in which we operate. These actions may lead to operational delays or restrictions, as well as increased operating costs, regulatory burdens and risk of litigation.
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

Risks Related to the Ownership of Our Common Stock
The trading price of our shares of common stock may continue to fluctuate.
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or those of other companies in our industry; customer acceptance and success of our strategic growth initiatives; actual or anticipated fluctuations in our operating results due to seasonality, economic conditions, including increased inflation and higher interest rates, and other factors related to our business; our credit ratings; announcements by us or our competitors of significant acquisitions or dispositions; lower than expected earnings or revenues or outlook for such financial measures, changes in earnings or revenues estimates by us or by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; and overall market fluctuations. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
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
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our share repurchase program. This may result from higher than anticipated cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures, need to fund acquisitions or expected acquisitions, increases in reserves or lack of available capital. Our Board may also reduce or suspend the payment of dividends or suspend our share repurchase program if it deems such action to be in the best interests of our shareholders, such as our Board did when it reduced our dividend and suspended our share repurchase program in response to the COVID-19 pandemic. Although we have since increased our dividend and resumed our share repurchase program, we cannot provide assurance that our Board will not need to consider limitations, reductions or other restrictions on share repurchases and dividends in the future.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Our Board and management recognize the importance of maintaining the trust and confidence of our customers, business partners and employees. The Board provides oversight of our risk management program and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, processes, and practices are integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and other applicable industry standards. In general, we seek to address cybersecurity risks through a cross-functional approach that is designed to preserve the confidentiality, security and availability of the digital information that we collect and store by identifying and mitigating cybersecurity threats and appropriately responding to cybersecurity incidents if and when they occur.
Cybersecurity Risk Management and Strategy
Our ERM program is designed to identify the top risks applicable to us and document risk mitigation plans and initiatives by management. We have identified, and we expect to continue to identify, cybersecurity threats as among the top risks that we face. As one of the critical elements of our overall ERM approach, our information security program is focused on the following key areas:
•Governance: As discussed in more detail below under “Cybersecurity Governance,” the Board’s oversight of cybersecurity risk management is supported primarily by the Audit Committee of the Board (the “Audit Committee”) and our Information and Privacy Risk Committee (“IPRC”), which is the key management-level governance body that oversees management of cybersecurity threat and data privacy risks.
•Cross-Functional Approach: Through the IPRC, we have implemented a cross-functional approach to managing cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of significant cybersecurity incidents, either in the form of a single unauthorized occurrence or a series of unauthorized occurrences, so that decisions regarding the public disclosure and reporting of such incidents can be made by appropriate members of management in a timely manner.
•Threat Assessment: We engage in an annual cybersecurity-focused risk assessment process, which helps identify our cybersecurity risks by comparing our processes to standards set by the NIST and by engaging third-party experts to attempt to infiltrate our information systems.
•Technical Safeguards: While no system is impenetrable, we deploy sophisticated technical safeguards that are intended to provide multiple layers of security designed to identify cybersecurity threats and protect our information systems from such threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which we evaluate and seek to improve through vulnerability assessments and cybersecurity threat intelligence. We leverage both internal and third-party resources to implement and monitor our technical security controls and perform threat and vulnerability assessments. Assessment results feed an iterative process intended to improve our cybersecurity posture and address the constantly evolving threat landscape on an on-going basis.
•Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•Education and Awareness: We provide training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, processes and practices.
•Incident Response and Recovery Planning: We have established and maintain incident response and recovery plans for critical systems, applications and business functions that address our response to a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.
We describe whether and how risks from identified cybersecurity threats, including as a result of previous incidents, may materially affect, or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to significant costs, fines or lawsuits” included as part of our risk factor disclosures included in Part I, Item 1A of this Annual Report filed on Form 10-K.
Cybersecurity Governance
The Board, primarily through the Audit Committee, provides oversight of our ERM process, including the management of risks arising from cybersecurity threats. The Audit Committee receives regular, quarterly presentations and reports from our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) on cybersecurity risks and management’s mitigation activities, which address a wide range of topics including our cybersecurity risk profile, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment and significant newly identified risks, technological trends, and information security considerations arising with respect to our industry peers and third parties. In addition, the CTO and CISO provide the Audit Committee with timely information regarding significant cybersecurity incidents, as applicable. During 2023, the Audit Committee also held an informational meeting with an external advisor regarding the cybersecurity landscape.
The IPRC is the management-level governance body that oversees our management of cybersecurity threats and data privacy risks and supports the strategic goals of our information security programs. The IPRC also oversees the appropriate remediation and response to cybersecurity incidents in accordance with applicable legal and regulatory requirements as well as our Information Security Incident Response Plan. The executive sponsors of the IPRC are our Chief Financial Officer, Chief Operations Officer, Wyndham Destinations, the CTO, and General Counsel and Corporate Secretary. The IPRC members include our CISO, the senior legal officer in the privacy function, the business segments general counsel, the Chief Accounting Officer, and the Managing Director RCI North America & Global Marketing and Operations. The CISO leads a team of information security professionals in the day-to-day execution of our information security program, which is discussed in more detail above under the heading “Cybersecurity Risk Management and Strategy.”
The CISO has served in various roles in information security and information technology for over 20 years for global travel, hospitality, casino, and energy companies along with consulting for both the U.S. Department of Defense and intelligence community. He holds an undergraduate degree in computer information systems, a master’s degree in business administration, and has attained the Certified Information Systems Security Professional certification. The CTO holds an undergraduate degree in computer science and a master’s degree in business administration, and has served in various roles in information technology for over 30 years for global travel, hospitality, and finance companies, including serving as either the Chief Technology Officer or Chief Information Officer of Qatar Airways Group and MGM Resorts International.
ITEM 2.    PROPERTIES
Travel + Leisure Co. Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in 2025. The lease is currently under review related to our ongoing requirements.
Vacation Ownership
Our Vacation Ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our Vacation Ownership business also has leased space in Las Vegas, Nevada; the Philippines; Australia; and Singapore, with various expiration dates between 2024 and 2056. In addition, our Vacation Ownership business utilizes 164 marketing and sales offices with 123 locations in the U.S. and the remaining locations in Australia, China, the Caribbean, Thailand, Mexico, Indonesia, Japan, Fiji, the Philippines, and New Zealand. Of these 164 marketing and sales offices, 71 are pursuant to leases with various expiration dates between 2024 and 2056. All leases that are due to expire in 2024 are presently under review related to our ongoing requirements.
Travel and Membership
Our Travel and Membership business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana, and one property in Mexico. There are 19 leased offices located in Europe, Latin America, Asia Pacific, North America, and Africa with expiration dates between 2024 and 2029. All leases that are due to expire in 2024 are presently under review related to our ongoing requirements.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol TNL. As of January 31, 2024, the number of stockholders of record was 4,076. The equity plan compensation information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2023.”
Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan (a)
October 2023 (October 1-31)	180,438	$33.25	180,438	$204,130,249
November 2023 (November 1-30)	874,092	$36.04	874,092	$172,630,660
December 2023 (December 1-31)	60,753	$37.50	60,753	$170,352,250
Total	1,115,283	$35.67	1,115,283	$170,352,250
(a)On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program nine times, most recently in April 2022, by $500 million, bringing the total authorization under the current program to $6.5 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.
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
The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2018, to December 31, 2023. The graph assumes that $100 was invested on December 31, 2018, and all dividends and other distributions were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
2018
2019
2020
2021
2022
2023
(INDEX) Travel + Leisure Co. - Total Return
(INDEX) S&P Mid Cap 400 - Total Return
(INDEX) S&P 500 / Hotels, Resorts & Cruise Lines - SUB - Total Return

(a)$100 invested on December 31, 2018, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ending December 31:	2018	2019	2020	2021	2022	2023

Travel + Leisure Co.	$100.00	$150.06	$136.48	$171.91	$117.47	$131.98
S&P Midcap 400	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
S&P Hotels, Resorts & Cruise Lines	$100.00	$137.05	$101.59	$121.75	$92.23	$153.39
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership — develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment includes our Wyndham Destinations business line.
•Travel and Membership — operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Exchange and Travel Club business lines.
Economic Conditions and Key Business Trends
Our business continues to leverage demand for leisure travel, as consumers have prioritized leisure travel following COVID-19. While we are experiencing the benefits of current demand levels, recent inflationary pressures, higher interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since the peak of COVID-19, we have experienced trends of increased gross VOI sales, including sales to new owners, volume per guest (“VPG”), and tours. With the strength in travel demand, we are once again focusing on increasing the mix of new owner sales in order to expand our pipeline of potential future owner upgrade sales. As expected with this strategic shift, we are beginning to see our VPGs moderate, however they remain above pre-pandemic levels. In addition to the new owner impact on our VPGs, during 2023 we saw a modest softening of close rates, which we believe reflects demand stabilization after the release of pent-up travel demand that benefited us in the prior year. Despite this modest softening of close rates during the year, they still remain above pre-pandemic levels.
During the pandemic we made changes to our consumer credit quality marketing criteria. These changes are intended to strengthen sales efficiencies as well as the performance of our vacation ownership contract receivables (“VOCR”) portfolio. As a result of these changes we have seen an overall improvement in delinquencies, although we saw some normalization of delinquency rates during 2023, they remain below 2019 levels.
Our current VOI inventory levels are expected to be sufficient to support sales during the near term, which limits our exposure to increased inventory costs due to the potential effects of inflation. Higher interest rates negatively impacted our interest expense during 2023 as well as the reporting periods since COVID-19 and, if interest rates remain elevated, we would expect this trend to continue. Although we are not currently seeing meaningful signs of a slowdown in leisure travel demand at our Vacation Ownership business, we are monitoring economic conditions.
During 2023, our Travel and Membership segment saw a decrease in transactions due to an increasing mix of exchange members with a club affiliation, who have a lower transaction propensity. This is a trend we expect to continue into 2024. Transactions were also impacted by a slower than expected ramp-up of our travel clubs. The decrease in transactions was partially offset by an improvement in revenue per transaction.

While our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, this business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K.
Inflation Reduction Act
On August 16, 2022, the United States (“U.S.”) enacted the Inflation Reduction Act. Among other provisions, this new law imposes a 15% minimum tax rate for large corporations with an average of more than $1.0 billion of adjusted financial statement income over a three-year period, and a 1% excise tax on stock buybacks. These changes became effective for the 2023 tax year. We do not currently expect to be subject to the minimum tax, but we will continue to monitor as this could change. We are subject to the 1% excise tax and during 2023 have incurred $3 million of excise tax related to share repurchases, which is expected to be paid in April 2024. This excise tax is included within Treasury stock on the Consolidated Balance Sheets.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. These changes may increase our taxes in the applicable jurisdictions or cause us to change the way we operate our business and result in increased taxation of our international earnings. We are currently in the process of evaluating the impact these changes will have on our consolidated financial statements, and are closely monitoring other countries that may enact similar legislation.
Playbook365 Acquisition
On January 3, 2023, we acquired the Playbook365 business for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a fair market value of $7 million, which can range to $24 million, based on the achievement of certain financial metrics. Playbook365 is a youth and amateur sports management platform. This platform was integrated with Alliance Reservations Network’s (“ARN”) event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by ARN, and is included within the Travel and Membership segment. See Note 5—Acquisitions to the Consolidated Financial Statements for additional details.
Sports Illustrated Resorts Agreement
On September 11, 2023, we entered into an agreement to acquire the rights to the vacation ownership business of Sports Hospitality Ventures, LLC (“SHV”), a hotel and resorts licensee for the Sports Illustrated brand. Together with SHV, we introduced a new concept for a network of sports-themed resort and lifestyle complexes in popular college towns and leisure destinations. The new resorts are anticipated to be developed using an asset-light development financing model. The first resort in the new business line is expected to open in Tuscaloosa, Alabama, in late 2025. This new business line is included within the Vacation Ownership segment. There is no immediate earnings impact for us, but we expect this business to drive incremental growth starting in the second half of 2025.
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
In connection with entering into a VOI sale, we may provide our customers with certain non-cash incentives, such as credits for future stays at our resorts. For those VOI sales, we allocate the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.
We provide day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. Such agreements are generally for terms of one year or less and are renewed automatically on an annual basis. Our management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. We receive fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. We are entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income. We reduce our management fees revenue for amounts paid to the property owners’ association that reflect maintenance fees for VOIs for which we retain ownership, as we have concluded that such payments are consideration payable to a customer. Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income.

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
Travel and Membership
We derive a majority of our revenues from membership dues and fees for facilitating members’ trading of their timeshare intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. As a provider of vacation exchange services, we enter into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with our vacation exchange network and, for some members, for other leisure-related services and products. We recognize revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in the actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with our vacation exchange networks and, for certain members, for other leisure-related services and products. We also derive revenue from facilitating bookings of travel accommodations that were acquired from various sources. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.
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
Within our Travel and Membership segment, we measure operating performance using the following key operating statistics: (i) average number of exchange members, which represents paid members in our vacation exchange programs who are considered to be in good standing; (ii) transactions, which represents the number of exchanges and travel bookings recognized as revenue during the period, net of cancellations; and (iii) revenue per transaction, which represents transaction revenue divided by transactions. Transactions and revenue per transaction are provided in two categories: Exchange, which is primarily RCI, and Travel Club.
Other Items
We record property management service revenues for our Vacation Ownership segment and RCI Elite Rewards revenues for our Travel and Membership segment gross as a principal.
RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by the operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction costs for acquisitions and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Cendant Corporation (“Cendant”), and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with generally accepted accounting principles in the U.S. (“GAAP”) measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2023 and 2022. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to “The Year Ended December 31, 2023 vs. The Year Ended December 31, 2022” section for a discussion of how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2023	2022	% Change (h)
Vacation Ownership
Gross VOI sales (in millions) (a) (i)	$2,149	$1,982	8.4
Tours (in 000s) (b)	663	561	18.2
Volume per guest (c)	$3,128	$3,426	(8.7)
Travel and Membership (d)
Transactions (in 000s) (e)
Exchange	959	1,022	(6.2)
Travel Club	679	709	(4.2)
Total transactions	1,638	1,731	(5.4)
Revenue per transaction (f)
Exchange	$357	$341	4.8
Travel Club	$230	$241	(4.4)
Total revenue per transaction	$305	$300	1.6
Average number of exchange members (in 000s) (g)	3,515	3,524	(0.2)

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
(e)Represents the number of exchanges and travel bookings recognized as revenue during the period, net of cancellations.
(f)Represents transaction revenue divided by transactions.
(g)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales (in millions):

	Year Ended December 31,
	2023	2022
Vacation ownership interest sales, net	$1,582	$1,484
Loan loss provision	348	302
Gross VOI sales, net of Fee-for-Service sales	1,930	1,786
Fee-for-Service sales (1)	219	196
Gross VOI sales	$2,149	$1,982

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $131 million and $116 million for the years ended December 31, 2023 and 2022. These commissions are reported within Service and membership fees on the Consolidated Statements of Income.

THE YEAR ENDED DECEMBER 31, 2023 VS. THE YEAR ENDED DECEMBER 31, 2022
Our consolidated results are as follows (in millions):

	Year Ended December 31,
	2023	2022	Favorable/ (Unfavorable)
Net revenues	$3,750	$3,567	$183
Expenses	3,028	2,914	(114)
Loss on sale of business	2	—	(2)
Operating income	720	653	67
Interest expense	251	195	(56)
Other (income), net	(3)	(22)	(19)
Interest (income)	(13)	(6)	7
Income before income taxes	485	486	(1)
Provision for income taxes	94	130	36
Net income from continuing operating	391	356	35
Gain on disposal of discontinued business, net of income taxes	5	1	4
Net income attributable to Travel + Leisure Co. shareholders	$396	$357	$39
Net revenues increased $183 million during 2023 compared with 2022. This increase was unfavorably impacted by foreign currency of $7 million (0.2%). Excluding the impacts of foreign currency, the increase in net revenues was primarily due to:
•$212 million of increased revenues at our Vacation Ownership segment primarily due to an increase in gross VOI sales, net of Fee-for-Service sales as a result of increased tours, partially offset by an increase in our provision for loan losses associated with these sales; higher property management revenues resulting from higher property management fees and reimbursable revenues; increased other revenues due to higher VOI travel package and incentive revenues; an increase in consumer financing revenues primarily due to a higher average portfolio balance; and increased commission revenues due to higher volume of VOI Fee-for-Service sales; partially offset by
•$23 million of decreased revenues at our Travel and Membership segment primarily due to lower transactions, partially offset by increased revenue per transaction.
Expenses increased $114 million during 2023 compared with 2022. This increase in expenses, excluding immaterial foreign currency impacts, was primarily the result of:
•$56 million increase in marketing costs mainly in support of increased tour flow and new owner mix at our Vacation Ownership business;
•$45 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$32 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate;
•$31 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales; and a
•$12 million increase in restructuring costs as we focused on enhancing organizational efficiency and rationalizing operations.
These increases were partially offset by a $25 million decrease in general and administrative expenses driven by lower professional fees and employee costs; $24 million decrease in the cost of VOIs sold primarily due to estimated recoveries associated with the aforementioned provision increase and product mix; and a $10 million decrease due to asset impairments recorded in the prior year.
We recognized a loss on sale of business of $2 million during 2023 resulting from the sale of the Love Home Swap business.
Interest expense increased $56 million during 2023 compared with 2022 primarily due to increased borrowing activity under the revolving credit facility, the issuance of the 2022 Incremental Term Loan B facility in the fourth quarter of 2022, and higher interest rates on variable borrowings in 2023.
Other income, net of other expense decreased $19 million during 2023 compared with 2022, primarily due to a $10 million benefit in the prior year, related to a reduction in the fair value of contingent consideration associated with a business acquisition.
Interest income increased $7 million during 2023 compared with 2022 primarily due to higher interest rates.

Our effective tax rates were 19.4% and 26.7% for the years ended December 31, 2023 and 2022. Our effective tax rate for 2023 is lower primarily due to the partial reversal of the valuation allowance related to our foreign tax credits based on our determination that it is more likely than not that the benefit will be realized.
Gain on disposal of discontinued business, net of income taxes increased $4 million during 2023 compared with 2022 primarily resulting from the release of an expired guarantee related to the sale of the European vacation rentals business in 2023.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $39 million in 2023 as compared with 2022.
The tables below present our segment information, followed by a discussion of each segment’s 2023 results compared to 2022 (in millions):

	Year Ended December 31,
Net revenues	2023	2022
Vacation Ownership	$3,041	$2,835
Travel and Membership	711	735
Total reportable segments	3,752	3,570
Corporate and other (a)	(2)	(3)
Total Company	$3,750	$3,567

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$396	$357
Gain on disposal of discontinued business, net of income taxes	(5)	(1)
Interest expense	251	195
Interest (income)	(13)	(6)
Provision for income taxes	94	130
Depreciation and amortization	112	119
Stock-based compensation	36	42
Restructuring (b)	26	14
Legacy items	8	1
Loss on sale of business	2	—
Asset impairments, net (c)	1	11
Loss on equity investment	—	5
COVID-19 related costs (d)	—	2
Fair value change in contingent consideration	—	(10)
Adjusted EBITDA	$908	$859

	Year Ended December 31,
Adjusted EBITDA	2023	2022
Vacation Ownership	$729	$665
Travel and Membership	247	268
Total reportable segments	976	933
Corporate and other (a)	(68)	(74)
Total Company	$908	$859

(a)Includes the elimination of transactions between segments.
(b)Includes $2 million and $3 million of stock-based compensation expense for the years ended December 31, 2023 and 2022 associated with the 2023 and 2022 restructuring plans.
(c)Includes $1 million of inventory impairments for the years ended December 31, 2023 and 2022, included in Cost of vacation ownership interests on the Consolidated Statements of Income.
(d)Includes expenses related to COVID-19 testing and other expenses associated with our return-to-work program in 2022.
Vacation Ownership
Net revenues increased $206 million and Adjusted EBITDA increased $64 million during 2023 compared with 2022. The net revenue growth was unfavorably impacted by foreign currency of $6 million (0.2%) and Adjusted EBITDA growth was unfavorably impacted by foreign currency of $3 million (0.5%).

The net revenue growth excluding the impact of foreign currency was primarily driven by:
•$149 million increase in gross VOI sales, net of Fee-for-Service sales, due to increased tours, partially offset by a decrease in VPG due to higher mix of new owner tours (52% in the current year compared to 45% in the same period of 2022) which generally produce lower sales volume and lower close rates;
•$52 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$22 million increase in other revenues due to higher VOI travel package and incentive revenues;
•$21 million increase in consumer financing revenues primarily due to a higher average portfolio balance; and
•$15 million increase in commission revenues due to the volume of VOI Fee-for-Service sales.
These increases were partially offset by a $47 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for-Service sales.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$61 million increase in marketing costs in support of increased tour flow and new owner mix;
•$45 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$32 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate;
•$31 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales; and
•$8 million increase in other operating expenses due to higher VOI travel package and incentive expenses.
These increases were partially offset by a $24 million decrease in the cost of VOIs sold primarily due to estimated recoveries associated with the aforementioned provision increase and product mix, and a $19 million decrease in general and administrative expenses due to lower professional fees and employee related costs.
Travel and Membership
Net revenues decreased $24 million and Adjusted EBITDA decreased $21 million during 2023 compared with 2022. The net revenue decrease was unfavorably impacted by foreign currency of $1 million (0.1%) and the Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $5 million (1.9%).
The decrease in net revenues excluding the impact of foreign currency was primarily driven by lower transactions, partially offset by increased revenue per transaction. Transactions were impacted by an increasing mix of exchange members with a club affiliation. who have a lower transaction propensity.

In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$7 million decrease in cost of sales primarily associated with lower transactions; partially offset by heavier weighting of rentals in Exchange’s revenue mix; and a
•$5 million decrease in marketing costs; partially offset by a
•$5 million increase in other operating costs primarily related to business development activities.
Corporate and other
Corporate and other revenue increased $1 million during 2023 compared with 2022 primarily due to $5 million of fees charged for managing an insurance program on behalf of homeowners associations; partially offset by a $4 million increase in eliminated transactions between segments.
Adjusted EBITDA increased $6 million (8.1%) during 2023 compared with 2022 and was not materially impacted by foreign currency. The growth in Adjusted EBITDA was primarily due to $5 million of fees charged for managing an insurance program on behalf of homeowners associations.
For a comparative review of our consolidated results of operations and those of our reportable segments for the fiscal years ended December 31, 2022 and 2021, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 22, 2023.

DISCONTINUED OPERATIONS
During 2023 and 2022, we recognized $5 million and $1 million Gains on disposal of discontinued business, net of income taxes. During 2021, we recognized a Loss on disposal of discontinued business, net of income taxes of $5 million.
During 2022, we had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows. See Note 6—Discontinued Operations to the Consolidated Financial Statements for additional information.
RESTRUCTURING PLANS
2023 Restructuring Plan
We incurred $26 million of restructuring charges during the year ended December 31, 2023. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our facilities by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. Substantially all initiative and related expenses have been incurred as of December 31, 2023.
2022 Restructuring Plan
We incurred $14 million of restructuring charges during the year ended December 31, 2022. These charges were associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel costs at the Travel and Membership segment, (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense.
See Note 26—Restructuring to the Consolidated Financial Statements for additional details of our restructuring activities.
FINANCIAL CONDITION

	As of December 31,
(In millions)	2023	2022	Change
Total assets	$6,738	$6,757	$(19)
Total liabilities	$7,655	$7,661	$(6)
Total deficit	$(917)	$(904)	$(13)
Total assets decreased $19 million from December 31, 2022 to December 31, 2023, due to:
•$268 million decrease in Cash and cash equivalents primarily driven by $400 million repayment of the 3.90% secured notes during the first quarter of 2023, $309 million of payments for share repurchases, $136 million of dividend payments, $74 million of property and equipment additions, $22 million of payments relating to debt issuances/modifications, and $15 million payment associated with the acquisition of the Travel + Leisure brand partially offset by $350 million of net cash provided by operating activities, proceeds from $300 million of borrowings on the 2023 Incremental Term Loan B facility, and $103 million of net proceeds from non-recourse debt; and a
•$58 million decrease in Inventory driven by the sale of $133 million of VOI inventory and $16 million of net transfers of completed unregistered VOI inventory to property and equipment; partially offset by $88 million of inventory additions.
These decreases were partially offset by:
•$38 million increase in Restricted cash driven by a $14 million increase in escrow deposits, $13 million increase in restricted cash for securitizations, and $11 million increase in funds on deposit related to our insurance program;
•$19 million increase in Trade receivables, net driven by increased receivables associated with property management fees and reimbursable expenses;
•$157 million increase in Vacation ownership contract receivables, net, driven by $1.43 billion of VOI originations, partially offset by $924 million of principal collections and net provision for loan losses of $348 million;
•$27 million increase in Prepaid expenses driven by $17 million increase in prepaid marketing costs and $9 million increase in prepaid travel credits; and a

•$70 million increase in Other assets driven by increases of $49 million of tax receivables; $19 million in non-trade receivables, $9 million in capitalized contract costs, $9 million increase in deferred costs, and a $7 million increase in assets held-for-sale, partially offset by $16 million of amortization of right-of-use assets and the release of $12 million of collateral assets.
Total liabilities decreased $6 million from December 31, 2022 to December 31, 2023, primarily due to:
•$69 million decrease in Accrued expenses and other liabilities primarily due to a $30 million decrease due to the relief of the inventory obligation in Las Vegas, Nevada, a $24 million decrease in lease liabilities, a $17 million decrease in accrued payroll and related costs primarily employee bonus and commissions, and a $15 million decrease in tax liabilities, partially offset by an $10 million increase in funds on deposit related to our insurance program; and a
•$94 million decrease in Debt driven by $400 million repayment of the 3.90% secured notes during the first quarter of 2023; partially offset by $300 million of borrowings on the 2023 Incremental Term Loan B facility.
These decreases were partially offset by a:
•$43 million increase in Deferred income driven primarily by deferred VOI trial package and incentive revenues; and a
•$98 million increase in Non-recourse vacation ownership debt primarily due to net borrowings.
Total deficit increased $13 million from December 31, 2022 to December 31, 2023, primarily due to $307 million of share repurchases and $137 million of dividends; partially offset by $396 million of Net income attributable to Travel + Leisure Co. shareholders and a $37 million increase in additional paid-in capital, primarily due to stock-based compensation.
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
Cash and Cash Equivalents
As of December 31, 2023, we had $282 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $998 million of available capacity as of December 31, 2023.
The revolving credit facility and term loan B facilities are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.50 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. Our first lien leverage ratio determines the interest rate spread on revolver borrowings and fees associated with letters of credit, which subjects them to fluctuation.
As of December 31, 2023, our interest coverage ratio was 4.23 to 1.0 and our first lien leverage ratio was 3.40 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2023, we were in compliance with the financial covenants described above.
On March 30, 2023, we entered into the fourth amendment to the credit agreement governing our revolving credit facility and term loan B facilities. Through this amendment we exercised our early opt-in election to change the benchmark rate on the revolving credit facility and 2018 Term Loan B Facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated our exposure to LIBOR.

Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2022, we entered into the third amendment to the credit agreement governing our revolving credit facility and the original 2018 Term Loan B Facility which provided for the 2022 Incremental Term Loan B Facility of $300 million due 2029. On December 20, 2023 we further amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fifth Amendment”). The Fifth Amendment refinanced $298 million of outstanding borrowings under the 2022 Incremental Term Loan B facility and included additional borrowings of $300 million. This new 2023 Incremental Term Loan B facility matures on December 14, 2029. These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
During 2023, we used net proceeds from the 2022 Incremental Term Loan B Facility, along with cash on hand, and borrowings under our revolving credit facility, to repay our $400 million notes which came due in March 2023. We expect to use net proceeds from the 2023 Incremental Term Loan B Facility, together with available cash on hand and revolving credit facility borrowings to repay our outstanding $300 million 5.65% secured notes due April 2024 and pay related fees and expenses. As of December 31, 2023, we had $3.56 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2024 to 2030.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On September 26, 2023, we renewed our USD bank conduit facility, extending its term through September 2025. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $752 million ($388 million available as of December 31, 2023), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $1.09 billion, $800 million, and $850 million during 2023, 2022, and 2021. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2023, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

	2024	2025	2026	2027	2028	Thereafter	Total
Debt (a)	$317	$643	$660	$407	$6	$1,554	$3,587
Non-recourse debt (b)	230	450	214	290	360	549	2,093
Interest on debt (c)	339	292	219	164	141	111	1,266
Purchase commitments (d)	236	184	120	93	89	26	748
Operating leases	29	24	14	13	10	11	101
Total (e)	$1,151	$1,593	$1,227	$967	$606	$2,251	$7,795

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $533 million for marketing related activities and $133 million for information technology activities.
(e)Excludes a $31 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
In addition to the amounts shown in the table above and in connection with our separation from Cendant, we entered into certain guarantee commitments with Cendant (pursuant to our assumption of certain liabilities and our obligation to indemnify Cendant, Realogy (now Anywhere Real Estate Inc.), and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with Cendant and Realogy. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements.
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
Our Vacation Ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such a shortfall as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we may agree to reimburse certain owner associations up to 80% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $473 million as of December 31, 2023. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments to be made by us. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted to use that property to engage in revenue-producing activities such as rentals. During 2023, 2022, and 2021, we made payments related to these guarantees of $12 million, $12 million, and $13 million. As of December 31, 2023 and 2022, we maintained a liability in connection with these guarantees of $21 million and $20 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.

As part of the Fee-for-Service program, we may guarantee to reimburse the developer or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2023, the maximum potential future payments that we may be required to make under these guarantees is $61 million. As of December 31, 2023 and 2022, we had no recognized liabilities in connection with these guarantees.
We generally utilize letters of credit to support the securitization of VOCR fundings, certain insurance policies, and development activities in our Vacation Ownership business. As of December 31, 2023, we had $47 million of irrevocable standby letters of credit outstanding, $2 million of which were under our revolving credit facilities. As of December 31, 2022, we had $34 million of irrevocable standby letters of credit outstanding, none of which were under our revolving credit facilities.
We also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $504 million outstanding as of December 31, 2023. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
We have company sponsored severance plans in place for certain employees in the event of involuntary terminations, other than for cause. As of December 31, 2023, our maximum obligation under these severance plans was $199 million. Refer to the Proxy Statement for our 2024 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” for additional details regarding executive compensation.
Our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
CASH FLOWS
The following table summarizes the changes in cash, cash equivalents, and restricted cash between 2023 and 2022 (in millions). For a comparative review of the fiscal years ended December 31, 2022 and 2021, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 22, 2023.

	Year Ended December 31,
Cash provided by/(used in):	2023	2022	Change
Operating activities	$350	$442	$(92)
Investing activities
Continuing operations	(80)	(45)	(35)
Discontinued operations	—	(5)	5
Financing activities	(500)	(196)	(304)
Effects of changes in exchange rates on cash and cash equivalents	—	(5)	5
Net change in cash, cash equivalents and restricted cash	$(230)	$191	$(421)
Operating Activities
Net cash provided by operating activities was $350 million for the year ended December 31, 2023, compared to $442 million in the prior year. This $92 million decrease in 2023 was primarily attributable to an increase in cash utilized for working capital, including the impacts of the Sports Illustrated agreement and continued growth in our loan portfolio.
Investing Activities
Net cash used in investing activities from continuing operations increased $35 million during the year ended December 31, 2023. This increase was primarily driven by $22 million of higher property and equipment additions and $8 million of proceeds from the sale of investments in 2022.
Net cash used in investing activities from discontinued operations was $5 million during 2022, primarily related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business.

Financing Activities
Net cash used in financing activities increased $304 million during the year ended December 31, 2023. This increase was primarily due to the $400 million repayment of the 3.90% secured notes during the first quarter of 2023 partially offset by higher net proceeds on non-recourse debt and decreased share repurchases in the current year.
Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We also regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments, and dispositions. Any of these transactions could be material to our business. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends and increases to the capacity of our share repurchase program are subject to final approval by the Board of Directors (“Board”).
During 2023, we spent $100 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2024 with anticipated spending between $105 million and $125 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.
During 2023, we spent $74 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2024, we anticipate spending between $80 million and $90 million on capital expenditures, primarily for continuation of information technology digital initiatives, sales center facility and related system enhancements and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of December 31, 2023, the Board has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. We had $170 million of remaining availability in our program as of December 31, 2023.
Under our current share repurchase program, we repurchased 7.8 million shares at an average price of $39.11 for a cost of $307 million during the year ended December 31, 2023. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.45 per share for all four quarters of 2023 and $0.40 per share for all four quarters of 2022. During 2021, we paid cash dividends of $0.30 per share for the first, second, and third quarters, and $0.35 per share for the fourth quarter. The aggregate dividends paid to shareholders for 2023, 2022, and 2021 were $136 million, $135 million, and $109 million.

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
Foreign Earnings
We assert that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2023. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
SEASONALITY
We experience seasonal fluctuations in our net revenues and net income from sales of VOIs and vacation exchange fees. Revenue from sales of VOIs is generally higher in the third quarter than in other quarters due to increased leisure travel. Revenue from vacation exchange fees is generally highest in the first quarter, which is typically when members of our vacation exchange business book their vacations for the year.
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
Our estimates of uncollectible amounts are based on the results of our static pool analysis which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs. There were no changes to the assumptions used in this model in 2023.
Changes in our estimates of uncollectible amounts could result in a material impact to our allowance for loan losses. A one percent change in projected losses would increase our allowance for loan losses by approximately $6 million. See Note 9—

Vacation Ownership Contract Receivables to the Consolidated Financial Statements for additional details of our allowance for loan losses.
Inventory. We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of Income in order to retrospectively adjust the margin previously recorded subject to those estimates. There were no changes in these assumptions during 2023.
Impairment of Long-Lived Assets. We perform an annual review of our goodwill and other indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. There were no changes in the assumptions used in this analysis in 2023. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment.
Business Combinations. A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase, with the exception of contract assets and contract liabilities with a customer acquired in a business combination, for business combinations that occurred in 2022 or later. For these transactions we recognize and measure those contracts as though we had entered into the agreement with the customer as of the same date as the acquiree. This generally will result recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use various financial instruments, particularly interest rate caps and interest rate swaps, to manage and reduce the interest rate risk related to our debt. Foreign currency forwards, spots, and swaps are also used to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, forecasted royalties, forecasted earnings, cash flows of foreign subsidiaries, and other transactions.
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
•Our primary interest rate exposures as of December 31, 2023, are to interest rate fluctuations in asset-backed commercial paper interest rates and SOFR interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In the first quarter of 2023, we amended the credit agreement governing our revolving credit facility and term loan B facilities to replace LIBOR with Term SOFR as the benchmark rate. This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated our exposure to LIBOR. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that SOFR and asset-backed commercial paper rates will remain our primary market risk exposures.
•We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2023 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and $5 million increase or decrease in annual debt interest expense. We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2023. As of December 31, 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $61 million. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $5 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2023 was $364 million in non-recourse debt and $867 million in corporate debt. A 100-basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $9 million increase or decrease in our annual debt interest expense.
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

We used December 31, 2023 market rates on outstanding financial instruments to perform the sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and deficit for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its vacation ownership interests. The Company assesses the adequacy of the allowance for loan losses related to these vacation ownership interests using a technique referred to as a static pool model. The model is based upon the historical performance of similar vacation ownership contract receivables and incorporates more recent history of default information. Management prepares a static pool analysis to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future losses. A further qualitative assessment is also performed by the Company which considers whether any external economic conditions or internal portfolio characteristics exist which indicate an adjustment is necessary to reflect expected impacts on the contract receivable portfolio.
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
February 21, 2024

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues
Service and membership fees	$1,649	$1,611	$1,502
Vacation ownership interest sales	1,582	1,484	1,176
Consumer financing	427	406	404
Other	92	66	52
Net revenues	3,750	3,567	3,134
Expenses
Operating	1,684	1,603	1,359
Cost of vacation ownership interests	133	157	157
Consumer financing interest	112	79	81
Marketing	507	451	363
General and administrative	454	479	434
Depreciation and amortization	112	119	124
Restructuring	26	14	(1)
Asset impairments/(recoveries), net	—	10	(5)
COVID-19 related costs	—	2	4
Total expenses	3,028	2,914	2,516
Loss on sale of business	2	—	—
Operating income	720	653	618
Interest expense	251	195	198
Other (income), net	(3)	(22)	(6)
Interest (income)	(13)	(6)	(3)
Income before income taxes	485	486	429
Provision for income taxes	94	130	116
Net income from continuing operations	391	356	313
Gain/(loss) on disposal of discontinued business, net of income taxes	5	1	(5)
Net income attributable to Travel + Leisure Co. shareholders	$396	$357	$308

Basic earnings per share
Continuing operations	$5.24	$4.27	$3.62
Discontinued operations	0.07	0.01	(0.06)
	$5.31	$4.28	$3.56
Diluted earnings per share
Continuing operations	$5.21	$4.23	$3.58
Discontinued operations	0.07	0.01	(0.06)
	$5.28	$4.24	$3.52
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$396	$357	$308

Foreign currency translation adjustments, net of tax	8	(31)	(32)
Defined benefit pension plans, net of tax	1	—	—
Other comprehensive gain/(loss), net of tax	9	(31)	(32)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$405	$326	$276

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$282	$550
Restricted cash (VIE - $96 as of 2023 and $83 as of 2022)	176	138
Trade receivables, net	179	160
Vacation ownership contract receivables, net (VIE - $2,291 as of 2023 and $2,164 as of 2022)	2,527	2,370
Inventory	1,135	1,193
Prepaid expenses	229	202
Property and equipment, net	655	658
Goodwill	962	955
Other intangibles, net	199	207
Other assets	394	324
Total assets	$6,738	$6,757
Liabilities and (deficit)
Accounts payable	$73	$65
Accrued expenses and other liabilities	807	876
Deferred income	442	399
Non-recourse vacation ownership debt (VIE)	2,071	1,973
Debt	3,575	3,669
Deferred income taxes	687	679
Total liabilities	7,655	7,661
Commitments and contingencies (Note 19)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 223,767,468 issued as of 2023 and 222,895,523 as of 2022	2	2
Treasury stock, at cost – 152,336,714 shares as of 2023 and 144,499,361 shares as of 2022	(7,196)	(6,886)
Additional paid-in capital	4,279	4,242
Retained earnings	2,067	1,808
Accumulated other comprehensive loss	(70)	(79)
Total stockholders’ (deficit)	(918)	(913)
Noncontrolling interest	1	9
Total (deficit)	(917)	(904)
Total liabilities and (deficit)	$6,738	$6,757

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$396	$357	$308
(Gain)/loss on disposal of discontinued business, net of income taxes	(5)	(1)	5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	348	302	129
Depreciation and amortization	112	119	124
Stock-based compensation	38	45	32
Non-cash interest	22	19	22
Non-cash lease expense	16	16	17
Deferred income taxes	8	(4)	(39)
Loss on sale of business	2	—	—
Asset impairments/(recoveries), net	—	10	(5)
Other, net	(3)	8	1
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	(18)	(28)	(15)
Vacation ownership contract receivables	(504)	(373)	35
Inventory	25	31	(6)
Prepaid expenses	(27)	23	(24)
Other assets	(20)	(23)	32
Accounts payable, accrued expenses, and other liabilities	(70)	(71)	24
Deferred income	30	12	(72)
Net cash provided by operating activities	350	442	568
Investing activities
Property and equipment additions	(74)	(52)	(57)
Acquisitions	(6)	(2)	(37)
Proceeds from asset sales	—	8	—
Other, net	—	1	1
Net cash used in investing activities - continuing operations	(80)	(45)	(93)
Net cash used in investing activities - discontinued operations	—	(5)	—
Net cash used in investing activities	(80)	(50)	(93)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,926	1,648	1,419
Principal payments on non-recourse vacation ownership debt	(1,823)	(1,601)	(1,713)
Proceeds from debt	1,732	240	10
Principal payments on debt	(1,741)	(246)	(562)
Proceeds from notes issued and term loan	299	293	643
Repayment of notes	(405)	(3)	(903)
Repurchase of common stock	(309)	(351)	(25)
Dividends to shareholders	(136)	(135)	(109)
Debt issuance/modification costs	(22)	(19)	(20)
Payment of deferred acquisition consideration	(14)	(19)	(30)
Net share settlement of incentive equity awards	(10)	(7)	(9)
Repayments of vacation ownership inventory arrangement	(6)	(6)	—
Proceeds from issuance of common stock	9	10	11
Net cash used in by financing activities	(500)	(196)	(1,288)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(5)	(7)
Net change in cash, cash equivalents and restricted cash	(230)	191	(820)
Cash, cash equivalents and restricted cash, beginning of period	688	497	1,317
Cash, cash equivalents and restricted cash, end of period	458	688	497
Less: Restricted cash	176	138	128
Cash and cash equivalents	$282	$550	$369
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2020	85.9	$2	$(6,508)	$4,157	$1,390	$(16)	$7	$(968)
Net income	—	—	—	—	308	—	—	308
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Employee stock purchase program issuances	0.1	—	—	8	—	—	—	8
Change in stock-based compensation	—	—	—	32	—	—	—	32
Repurchase of common stock	(0.5)	—	(26)	—	—	—	—	(26)
Dividends ($1.25 per share)	—	—	—	—	(111)	—	—	(111)
Balance as of December 31, 2021	85.9	2	(6,534)	4,192	1,587	(48)	7	(794)
Net income	—	—	—	—	357	—	—	357
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)
Issuance of shares for RSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Employee stock purchase program issuances	0.3	—	—	9	—	—	—	9
Change in stock-based compensation	—	—	—	45	—	—	—	45
Repurchase of common stock	(8.2)	—	(352)	—	—	—	—	(352)
Dividends ($1.60 per share)	—	—	—	—	(136)	—	—	(136)
Non-controlling interest ownership change	—	—	—	—	—	—	2	2
Other	—	—	—	3	—	—	—	3
Balance as of December 31, 2022	78.4	2	(6,886)	4,242	1,808	(79)	9	(904)
Net income	—	—	—	—	396	—	—	396
Other comprehensive income	—	—	—	—	—	9	—	9
Issuance of shares for RSU vesting	0.6	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Employee stock purchase program issuances	0.2	—	—	10	—	—	—	10
Change in stock-based compensation	—	—	—	38	—	—	—	38
Repurchase of common stock	(7.8)	—	(307)	—	—	—	—	(307)
Dividends ($1.80 per share)	—	—	—	—	(137)	—	—	(137)
Non-controlling interest ownership change	—	—	—	—	—	—	(8)	(8)
Other	—	—	(3)	(1)	—	—	—	(4)
Balance as of December 31, 2023	71.4	$2	$(7,196)	$4,279	$2,067	$(70)	$1	$(917)

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

Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2023 and 2022, restricted cash for securitizations totaled $96 million and $83 million.
Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s Travel and Membership businesses. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $62 million and $48 million as of December 31, 2023 and 2022.
Funds on Deposit. The Company operates a captive insurance company which provides property insurance to Travel + Leisure Co. and its affiliates. Amounts received are maintained by a third party and released from this account as necessary to pay claims. Funds on deposit were $18 million and $7 million as of December 31, 2023 and 2022.
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

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$168	$199	$221
Bad debt expense	80	83	127
Write-offs	(105)	(114)	(149)
Ending balance	$143	$168	$199
Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of Income. The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCRs. For additional details on the Company’s vacation ownership contract receivables, including information on the related allowances, see Note 9—Vacation Ownership Contract Receivables.
INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost and VOI revenue, including estimated future revenue, incorporating factors such as changes in prices and the recovery of VOIs, generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period as a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. There was no capitalized interest applied to inventory during 2023, 2022, or 2021.
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
The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software costs developed for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over its estimated useful life, which is generally two to five years, with the exception of certain enterprise resource planning, reservation, and inventory management software, which is up to 10 years. Such amortization commences when the software is substantially ready for its intended use.
The net carrying value of software developed or obtained for internal use was $147 million and $145 million as of December 31, 2023 and 2022. Capitalized interest was less than $1 million, $1 million, and less than $1 million during 2023, 2022, and 2021.
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
INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2023 and 2022. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.
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

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred. Advertising costs were $30 million, $30 million, and $33 million in 2023, 2022, and 2021.
STOCK-BASED COMPENSATION
The Company measures all stock-based compensation awards using a fair value method and records the related expense within General and administrative expenses on its Consolidated Statements of Income.
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
Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments/(recoveries), net on the Consolidated Statements of Income. The Company has goodwill recorded at reporting units comprising its Vacation Ownership and Travel and Membership reportable segments. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2023 and determined that no impairment exists.
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
ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2023, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions or the outcome of negotiations with third parties.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Business Combinations—Joint Venture Formations. In August 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The guidance was issued in an effort to reduce diversity in practice and requires a joint venture to initially measure its assets and liabilities at fair value on the formation date. This guidance is effective prospectively for all joint ventures within the scope of the standard that are formed on or after January 1, 2025. Existing joint ventures have the option to apply the guidance retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Disclosure improvements. In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of topics in the codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the Securities and Exchange Commission’s (“SEC’s”) removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Segment Reporting. In November 2023, the FASB issued guidance to enhance segment disclosures by requiring incremental segment information on an annual and interim basis for all public entities. Among other provisions, this guidance will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This guidance is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements in rate reconciliation and income taxes paid information. Among other provisions, this guidance requires public entities to disclose specific categories in the rate reconciliation, using both percentages and reporting currency amounts; and present cash taxes paid on a disaggregated basis. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Presentation of Financial Statements. In July 2023, the FASB issued guidance which amends various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 120. The bulletin added interpretive guidance for public companies to consider when entering into share-based payment transactions while in possession of material non-public information (i.e., “spring-loaded” awards). This guidance became effective upon issuance and the adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements and related disclosures. The Company will monitor future stock-based awards and will include additional disclosures in future filings, if applicable.
Contract Assets and Contract Liabilities from Contracts with Customers Acquired in a Business Combination. In October 2021, the FASB issued guidance which requires companies to apply Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805 - Business Combinations. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This guidance became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date. The Company early adopted this guidance in 2022. The adoption of this guidance has not had a material impact on the Company's Consolidated Financial Statements and related disclosures.
Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the FASB issued guidance which eliminates the accounting guidance in ASC 310-40 Troubled Debt Restructurings for Creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. This guidance became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As a result of adopting this guidance the Company added the required disclosure of current-period gross write-offs in Note 9—Vacation Ownership Contract Receivables. Aside from this additional disclosure the adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.
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
In connection with entering into a VOI sale, the Company may provide its customers with certain non-cash incentives, such as credits for future stays at its resorts. For those VOI sales, the Company allocates the sales price between the VOI sale and the non-cash incentive based upon the relative standalone selling price of the performance obligations within the contract. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management fee and reimbursable revenues, were (in millions):

	Year Ended December 31,
	2023	2022	2021
Management fee revenue	$432	$413	$378
Reimbursable revenues	382	350	313
Property management fees and reimbursable revenues	$814	$763	$691
One of the associations that the Company manages paid its Travel and Membership segment $36 million, $31 million, and $30 million for exchange services during 2023, 2022, and 2021.
Travel and Membership
Travel and Membership derives a majority of its revenues from membership dues and fees for facilitating members’ trading of their timeshare intervals. Revenues from membership dues represent the fees paid by members or affiliated clubs on their behalf. As a provider of vacation exchange services, the Company enters into affiliation agreements with developers of vacation ownership properties to allow owners of VOIs to trade their intervals for intervals at other properties affiliated with the Company’s vacation exchange network and, for some members, for other leisure-related services and products. The Company recognizes revenues from membership dues paid by the member on a straight-line basis over the membership period as the performance obligations are fulfilled through delivery of publications, if applicable, and by providing access to travel-related products and services. Estimated net contract consideration payable by affiliated clubs for memberships is recognized as revenue over the term of the contract with the affiliated club in proportion to the estimated average monthly member count. Such estimates are adjusted periodically for changes in actual and forecasted member activity. For additional fees, members have the right to exchange their intervals for intervals at other properties affiliated with the Company’s vacation exchange networks and, for certain members, for other leisure-related services and products. The Company also derives revenue from facilitating bookings of travel accommodations that were acquired from various sources. Revenue is recognized when these transactions have been confirmed, net of expected cancellations.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	As of December 31,
	2023	2022
Deferred subscription revenue	$161	$164
Deferred VOI trial package revenue	136	101
Deferred VOI incentive revenue	81	70
Deferred exchange-related revenue (a)	59	53
Deferred co-branded credit card programs revenue	6	9
Deferred other revenue	1	3
Total	$444	$400

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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$400	$382	$448
Additions	326	273	247
Revenue recognized	(282)	(255)	(313)
Ending balance	$444	$400	$382
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of December 31, 2023 and 2022, these capitalized costs were $46 million and $35 million and are included within Other assets on the Consolidated Balance Sheets.

The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2023, the capitalized costs were $16 million, of which $11 million are included in Prepaid expenses and $5 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2022, these capitalized costs were $18 million, of which $11 million are included in Prepaid expenses and $7 million are included in Other assets on the Consolidated Balance Sheets.
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

	2024	2025	2026	Thereafter	Total
Subscription revenue	$91	$36	$17	$17	$161
VOI trial package revenue	126	3	3	4	136
VOI incentive revenue	81	—	—	—	81
Exchange-related revenue	55	3	1	—	59
Co-branded credit card programs revenue	2	2	2	—	6
Other revenue	1	—	—	—	1
Total	$356	$44	$23	$21	$444
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Year Ended December 31,
	2023	2022	2021
Vacation Ownership
Vacation ownership interest sales (a)	$1,582	$1,484	$1,176
Property management fees and reimbursable revenues	814	763	691
Consumer financing	427	406	404
Fee-for-Service commissions	131	116	101
Ancillary revenues	87	66	51
Total Vacation Ownership	3,041	2,835	2,423

Travel and Membership
Transaction revenues	499	519	503
Subscription revenues	183	184	176
Ancillary revenues	29	32	35
Total Travel and Membership	711	735	714

Corporate and other
Ancillary revenues	5	—	—
Eliminations	(7)	(3)	(3)
Total Corporate and other	(2)	(3)	(3)

Net revenues	$3,750	$3,567	$3,134

(a)The Company increased its loan loss allowance during 2020 due to an expected increase in net new defaults driven by higher unemployment associated with COVID-19 at that time. During 2021, the Company released a portion of its COVID-19 related allowance which is reflected as a $91 million increase to Vacation ownership interest sales on the Consolidated Statements of Income.

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$391	$356	$313
Gain/(loss) on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	5	1	(5)
Net income attributable to Travel + Leisure Co. shareholders	$396	$357	$308

Basic earnings per share (a)
Continuing operations	$5.24	$4.27	$3.62
Discontinued operations	0.07	0.01	(0.06)
	$5.31	$4.28	$3.56
Diluted earnings per share (a)
Continuing operations	$5.21	$4.23	$3.58
Discontinued operations	0.07	0.01	(0.06)
	$5.28	$4.24	$3.52

Basic weighted average shares outstanding	74.5	83.4	86.5
RSUs (b), PSUs (c) and NQs (d)	0.5	0.8	0.8
Diluted weighted average shares outstanding (e)	75.0	84.2	87.3

Dividends:
Cash dividends per share (f)	$1.80	$1.60	$1.25
Aggregate dividends paid to shareholders	$136	$135	$109

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 1.1 million, 0.7 million, and 0.4 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2023, 2022, and 2021. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.7 million, 0.5 million, and 0.4 million for the years 2023, 2022, and 2021, as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 2.3 million, 1.6 million, and 1.4 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the years 2023, 2022, and 2021. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.45 per share for all four quarters of 2023 and $0.40 per share for all four quarters of 2022. The Company paid cash dividends of $0.30 per share during the first, second, and third quarters, and $0.35 per share for the fourth quarter of 2021.
Share Repurchase Program
Since the inception of the Company’s share repurchase program in August 2007 proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of December 31, 2023, the Company had $170 million of remaining availability under the program.
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2022	120.0	$6,104
Repurchases	7.8	307
As of December 31, 2023	127.8	$6,411
During 2022, the United States enacted the Inflation Reduction Act which became effective for the 2023 tax year. Among other provisions, this law imposes a 1% excise tax on stock buybacks. During the year ended December 31, 2023, the

Company recorded $3 million of excise tax related to share repurchases; which is included within Treasury stock on the Consolidated Balance Sheets.
5.    Acquisitions
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated Statements of Income since their respective dates of acquisition. For contract assets and contract liabilities with customers acquired in business combinations which occurred in 2022 or later, the Company recognized and measured those contracts as though it had entered into the agreement with the customer as of the same date as the acquiree. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price were based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the measurement period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts, and exiting and consolidating other activities. These costs will be recorded on the Consolidated Statements of Income as expenses.
Playbook365. On January 3, 2023, the Company acquired the Playbook365 business, which is a youth and amateur sports management platform. This platform was integrated with Alliance Reservations Network’s (“ARN”) event lodging management platform to create an all-in-one solution in the youth sports market in order to broaden the products and services offered by ARN. Playbook365 was acquired for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a fair market value of $7 million, which can range to $24 million, based on the achievement of certain financial metrics. If these financial metrics are achieved, the Company would be required to make payments in the first quarter of 2025 and/or 2026.
This transaction was accounted for as a business acquisition. As of December 31, 2023, the Company has recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The purchase price allocation includes: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. This business is included within the Travel and Membership segment. The Company completed purchase accounting for this transaction during the third quarter of 2023.
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing and is reflected as cash used in Investing activities on the Consolidated Statements of Cash Flows. The Company made additional payments of $20 million, $20 million, and $15 million in 2021, 2022, and 2023. The majority of these payments were reflected as cash used in Financing activities on the Consolidated Statements of Cash Flows. The remaining $10 million payment is due in June 2024. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.
Alliance Reservations Network. On August 7, 2019, the Company acquired all of the equity of Alliance Reservations Network. ARN is reported within the Travel and Membership segment and provides private-label travel booking technology solutions. This acquisition was undertaken for the purpose of accelerating growth at Travel and Membership by increasing the offerings available to its members and affiliates. ARN was acquired for $102 million ($97 million net of cash acquired). A portion of the fair value purchase consideration for this transaction was related to contingent consideration, which was reduced by $10 million during 2022 to reflect the fair value based on expected performance. This amount was included within Other income, net on the Consolidated Statements of Income.
Other. During 2022, the Company completed a business acquisition at its Travel and Membership segment for $2 million. The purchase price allocations resulted in the recognition of (i) $1 million of definite lived intangibles with a weighted average life of seven years (ii) $1 million of goodwill; and (iii) $1 million of deferred other revenue.

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
During 2023, the Company recognized a $5 million Gain on disposal of discontinued business, net of income taxes associated with the expiration of a guarantee associated with the sale of the European vacation rentals business. See Note 27—Transactions with Former Parent and Former Subsidiaries for additional information.
During 2022, the Company had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows which included $6 million related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business; partially offset by $1 million of tax refunds related to various pre-sale tax items included in Gain/(loss) on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income.
During 2021, the Company recognized a $5 million Loss on disposal of discontinued business, net of income taxes as a result of entering into a settlement agreement for post-closing adjustment claims related to the sale of the European vacation rentals business. See Note 27—Transactions with Former Parent and Former Subsidiaries for additional information.
The Company does not expect to incur significant ongoing gains and/or losses for the aforementioned discontinued operations.
7.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$962			$955
Trademarks (a)	$144			$144
Amortized Intangible Assets:
Customer lists (b)	$76	$42	$34	$75	$37	$38
Management agreements (c)	50	39	11	50	35	15
Trademarks (d)	9	6	3	9	6	3
Other (e)	8	1	7	8	1	7
	$143	$88	$55	$142	$79	$63

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
(d)Amortized between 5 to 8 years with a weighted average life of 7 years.
(e)Includes business contracts and noncompetition covenants, which are amortized between 3 to 69 years with a weighted average life of 57 years.
Goodwill
During the fourth quarters of 2023, 2022, and 2021, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.

The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2022	Goodwill Acquired During 2023	Foreign Exchange	Balance as of December 31, 2023
Travel and Membership	$928	$5	$2	$935
Vacation Ownership	27	—	—	27
Total Company	$955	$5	$2	$962
Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income and was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Customer lists	$6	$6	$6
Management agreements	4	1	3
Other	—	2	—
Total	$10	$9	$9
Based on the Company’s amortizable intangible assets as of December 31, 2023, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2024	$9
2025	9
2026	9
2027	7
2028	3
8.    Income Taxes
The income tax provision attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$53	$83	$111
State	7	23	27
Foreign	26	28	17
	86	134	155
Deferred
Federal	—	2	(38)
State	6	(6)	(2)
Foreign	2	—	1
	8	(4)	(39)
Provision for income taxes	$94	$130	$116
Pre-tax income for domestic and foreign operations attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$315	$326	$314
Foreign	170	160	115
Income before income taxes	$485	$486	$429

Deferred income tax assets and liabilities were comprised of the following (in millions):

	As of December 31,
	2023	2022
Deferred income tax assets:
Provision for doubtful accounts and loan loss allowance for vacation ownership contract receivables	$182	$179
Other comprehensive income	82	78
Accrued liabilities and deferred income	74	76
Foreign tax credit carryforward	52	69
Net operating loss carryforward	25	33
Tax basis differences in assets of foreign subsidiaries	12	12
Other	96	88
Valuation allowance (a)	(120)	(151)
Deferred income tax assets	403	384

Deferred income tax liabilities:
Installment sales of vacation ownership interests	721	701
Depreciation and amortization	204	220
Other comprehensive income	61	57
Estimated VOI recoveries	51	47
Other	30	15
Deferred income tax liabilities	1,067	1,040
Net deferred income tax liabilities	$664	$656

Reported in:
Other assets	$23	$23
Deferred income taxes	687	679
Net deferred income tax liabilities	$664	$656

(a)     The valuation allowance of $120 million at December 31, 2023, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $26 million, $16 million, and $78 million. The valuation allowance of $151 million at December 31, 2022, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $52 million, $20 million, and $79 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
As of December 31, 2023, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses of $13 million and $9 million. The state net operating losses are due to expire at various dates, but no later than 2043 for those that cannot be carried forward indefinitely. The majority of the foreign net operating losses can be carried forward indefinitely. As of December 31, 2023, the Company had $52 million of foreign tax credits. These foreign tax credits expire between the 2025 and 2033 tax years.
The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.6	2.4	4.5
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.0)	(2.0)	(3.2)
Taxes on foreign income, net of tax credits	2.5	3.1	3.5
Valuation allowance	(5.4)	(0.2)	1.8
Installment sale interest	0.8	1.1	1.3
Other	(0.1)	1.3	(1.9)
	19.4%	26.7%	27.0%

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$25	$27	$26
Increases related to tax positions taken during a prior period	—	—	2
Increases related to tax positions taken during the current period	1	2	2
Decreases related to tax positions taken during a prior period	(1)	(3)	—
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(1)	(3)
Ending balance	$22	$25	$27
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $18 million, $20 million, and $22 million as of December 31, 2023, 2022, and 2021. The Company records potential penalties and interest as a component of Provision for income taxes on the Consolidated Statements of Income related to these unrecognized tax benefits. During 2023 penalties and interest decreased by less than $1 million. During 2022 penalties and interest decreased by $1 million. During 2021 penalties and interest increased by $1 million. The Company had a liability for potential penalties of $3 million as of December 31, 2023, and $4 million as of December 31, 2022 and 2021, and potential interest of $10 million, $10 million, and $11 million as of December 31, 2023, 2022, and 2021. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2 million within 12 months of the current reporting date due to the expiration of certain statutes of limitations. The Company does not expect other changes to the unrecognized tax benefits balance to be significant.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2020 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, generally years prior to 2015 are no longer subject to income tax examinations by their respective tax authorities.
The Company asserts that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2023. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
The Company made cash income tax payments, net of refunds, of $144 million, $153 million, and $110 million during 2023, 2022, and 2021. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Cendant Corporation (“Cendant”) and Wyndham Hotels.
9.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	As of December 31,
	2023	2022
Vacation ownership contract receivables:
Securitized (a)	$2,291	$2,164
Non-securitized (b)	810	747
Vacation ownership contract receivables, gross	3,101	2,911
Less: allowance for loan losses	574	541
Vacation ownership contract receivables, net	$2,527	$2,370

(a)Excludes $18 million and $17 million of accrued interest on VOCRs as of December 31, 2023 and 2022, which are included in Trade receivables, net on the Consolidated Balance Sheets.
(b)Excludes $8 million and $7 million of accrued interest on VOCRs as of December 31, 2023 and 2022, which are included in Trade receivables, net on the Consolidated Balance Sheets.

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2023, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2024	$217	$107	$324
2025	233	88	321
2026	247	94	341
2027	261	93	354
2028	266	80	346
Thereafter	1,067	348	1,415
	$2,291	$810	$3,101
During 2023, 2022, and 2021, the Company’s securitized VOCRs generated interest income of $311 million, $292 million, and $304 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income.
During 2023, 2022, and 2021, the Company had net VOCR originations of $1.43 billion, $1.14 billion, and $780 million and received principal collections of $924 million, $771 million, and $815 million. The weighted average interest rate on outstanding VOCRs was 14.7%, 14.6%, and 14.5% during 2023, 2022, and 2021.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Allowance for loan losses beginning balance	$541	$510	$693
Provision for loan losses, net (a)	348	302	129
Contract receivables write-offs, net	(315)	(271)	(312)
Allowance for loan losses ending balance	$574	$541	$510

(a)Recorded as a reduction to Net revenue.
The Company increased its allowance losses during 2020 due to an expected increase in net new defaults driven by current and projected unemployment rates associated with COVID-19 at that time. During 2021, the Company released a portion of its COVID-19 related allowance which is reflected as a $91 million increase to Vacation ownership interest sales and a $33 million increase to Cost of vacation ownership interests on the Consolidated Statements of Income.
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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,835	$735	$120	$83	$183	$2,956
31 - 60 days	22	28	13	2	1	66
61 - 90 days	12	16	10	1	—	39
91 - 120 days	10	16	12	2	—	40
Total	$1,879	$795	$155	$88	$184	$3,101

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,674	$700	$93	$142	$143	$2,752
31 - 60 days	24	32	11	5	1	73
61 - 90 days	16	20	7	2	—	45
91 - 120 days	12	17	10	2	—	41
Total	$1,726	$769	$121	$151	$144	$2,911
The Company ceases to accrue interest on VOI contract receivables once the contract has remained delinquent for greater than 90 days and reverses all of the associated accrued interest recognized to date against interest income included within Consumer financing revenue on the Consolidated Statements of Income. At greater than 120 days, the VOI contract receivable is written off to the allowance for loan losses. In accordance with its policy, the Company assesses the allowance for loan losses using a static pool methodology and thus does not assess individual loans for impairment.
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$850	$292	$27	$33	$107	$1,309
2022	407	202	46	14	18	687
2021	172	90	27	4	12	305
2020	86	39	10	4	10	149
2019	131	65	18	11	13	238
Prior	233	107	27	22	24	413
Total	$1,879	$795	$155	$88	$184	$3,101

	As of December 31, 2022
	700+	600-699	<600	No Score	Asia Pacific	Total
2022	$745	$291	$19	$87	$52	$1,194
2021	275	149	30	8	19	481
2020	134	60	12	5	15	226
2019	198	97	23	16	21	355
2018	162	74	16	13	14	279
Prior	212	98	21	22	23	376
Total	$1,726	$769	$121	$151	$144	$2,911
The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Year Ended
December 31, 2023
2023	$40
2022	140
2021	48
2020	18
2019	27
Prior	42
Total	$315

10.    Inventory
Inventory consisted of the following (in millions):

	As of December 31,
	2023	2022
Completed VOI inventory	$899	$982
Estimated VOI recoveries	207	192
Land held for VOI development	20	1
VOI construction in process	5	14
Vacation exchange credits and other	4	4
Total inventory	$1,135	$1,193
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $16 million and $19 million during 2023 and 2022.
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
The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Atlanta (a)	Las Vegas (b)	Other (c)	Total
December 31, 2021	$—	$13	$1	$14
Purchases	67	52	56	175
Payments	(67)	(35)	(50)	(152)
December 31, 2022	—	30	7	37
Purchases	—	—	80	80
Payments	—	(30)	(79)	(109)
December 31, 2023	$—	$—	$8	$8

(a)Represents vacation ownership inventory and property and equipment in Atlanta, Georgia, acquired from a third-party developer.
(b)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(c)Included in Accounts payable on the Consolidated Balance Sheets.
11.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of December 31,
	2023	2022
Capitalized software	$756	$724
Building and leasehold improvements (a)	665	671
Furniture, fixtures and equipment	168	192
Finance leases	41	27
Land	28	30
Construction in progress	24	8
Total property and equipment	1,682	1,652
Less: accumulated depreciation and amortization	1,027	994
Property and equipment, net	$655	$658

(a)Includes $256 million and $242 million of unregistered VOI inventory as of December 31, 2023 and 2022.

During 2023, 2022, and 2021, the Company recorded depreciation and amortization expense of $102 million, $110 million, and $115 million related to property and equipment. As of December 31, 2023 and 2022, the Company had accrued capital expenditures of $5 million and $4 million.
12. Leases
The Company leases property and equipment under finance and operating leases for its corporate headquarters, administrative functions, marketing and sales offices, and various other facilities and equipment. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of its leases include rental escalation clauses, lease incentives, renewal options and/or termination options that are factored into the Company’s determination of lease payments. The Company elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments on a straight-line basis over the lease term in the Consolidated Statements of Income.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$21	$23	$22

Short-term lease cost	$13	$13	$13

Finance lease cost:
Amortization of right-of-use assets	$8	$5	$4
Interest on lease liabilities	1	1	—
Total finance lease cost	$9	$6	$4
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

		As of December 31,
	Balance Sheet Classification	2023	2022
Operating Leases (in millions):
Operating lease right-of-use assets	Other assets	$46	$62
Operating lease liabilities	Accrued expenses and other liabilities	$87	$111

Finance Leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$12
Finance lease liabilities	Debt	$20	$11

Weighted Average Remaining Lease Term:
Operating leases		5.1 years	5.6 years
Finance leases		2.8 years	2.7 years
Weighted Average Discount Rate:
Operating leases (b)		6.0%	5.9%
Finance leases		6.6%	5.4%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$32	$32	$36
Operating cash outflows from finance leases	$1	$1	$—
Financing cash outflows from finance leases	$9	$6	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3	$2	$7
Finance leases	$16	$8	$6
The table below presents maturities of lease liabilities as of December 31, 2023 (in millions):

	Operating Leases	Finance Leases
2024	$29	$9
2025	24	8
2026	14	4
2027	13	1
2028	10	—
Thereafter	11	—
Total minimum lease payments	101	22
Less: amount of lease payments representing interest	(14)	(2)
Present value of future minimum lease payments	$87	$20
13.    Other Assets
Other assets consisted of the following (in millions):

	As of December 31,
	2023	2022
Non-trade receivables, net	$84	$65
Deferred costs	58	49
Tax receivables	52	3
Capitalized contract costs (a)	51	42
Right-of-use assets	46	62
Deferred tax asset	23	23
Investments	19	18
Held-for-sale	18	11
Marketable securities	14	12
Derivatives contract assets	11	12
Deposits	10	22
Other	8	5
	$394	$324

(a)Includes certain direct and incremental selling costs in connection with VOI trial package, incentive, subscription, and exchange–related revenues. See Note 3—Revenue Recognition for additional details.

14.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in millions):

	As of December 31,
	2023	2022
Accrued payroll and related costs	$197	$214
Lease liabilities (a)	87	111
Accrued taxes	65	80
Guarantees	62	68
Accrued interest	55	52
Payables associated with separation and sale of business activities	49	41
Resort related obligations	48	45
Accrued advertising and marketing	35	38
Restructuring liabilities (b)	33	26
Accrued VOI maintenance fees	20	21
Accrued legal and professional fees	20	21
Deferred consideration (c)	17	24
Funds on deposit	17	7
Customer advances	12	12
Derivative contract liabilities	10	13
Accrued legal settlements	7	3
Inventory sale obligation (d)	—	30
Accrued other	73	70
	$807	$876

(a)See Note 12—Leases for details.
(b)See Note 26—Restructuring for details.
(c)See Note 5—Acquisitions for details.
(d)See Note 10—Inventory for details.
15.    Debt
The Company’s indebtedness consisted of the following (in millions):

	As of December 31,
	2023	2022
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,707	$1,545
USD bank conduit facility (due September 2025) (c)	261	321
AUD/NZD bank conduit facility (due December 2024) (d)	103	107
Total	$2,071	$1,973

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$—	$—
$300 million 2018 secured term loan B (due May 2025) (g)	284	286
$598 million 2023 secured incremental term loan B (due December 2029) (h)	583	288
$400 million 3.90% secured notes (due March 2023) (i)	—	400
$300 million 5.65% secured notes (due April 2024)	300	299
$350 million 6.60% secured notes (due October 2025) (j)	348	346
$650 million 6.625% secured notes (due July 2026)	646	645
$400 million 6.00% secured notes (due April 2027) (k)	404	406
$650 million 4.50% secured notes (due December 2029)	643	642
$350 million 4.625% secured notes (due March 2030)	347	346
Finance leases	20	11
Total	$3,575	$3,669

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.42 billion and $2.29 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2023 and 2022.
(b)The carrying amounts of the term notes are net of deferred financing costs of $22 million and $18 million as of December 31, 2023 and 2022.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $20 million and $23 million as of December 31, 2023 and 2022, and net of unamortized debt financing costs of $12 million and $10 million as of December 31, 2023 and 2022.
(f)The weighted average effective interest rate on borrowings from this facility was 7.47% and 7.53% as of December 31, 2023 and 2022.
(g)The weighted average effective interest rate on borrowings from this facility was 7.49% and 4.01% as of December 31, 2023 and 2022.
(h)The weighted average effective interest rate on borrowings from this facility was 9.25% and 8.24% as of December 31, 2023 and 2022.
(i)Includes less than $1 million of unamortized gains from the settlement of a derivative as of December 31, 2022.
(j)Includes $2 million and $3 million of unamortized losses from the settlement of a derivative as of December 31, 2023 and 2022.
(k)Includes $6 million and $7 million of unamortized gains from the settlement of a derivative as of December 31, 2023 and 2022.
Maturities and Capacity
The Company’s outstanding indebtedness as of December 31, 2023, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt (a)	Debt	Total
Within 1 year	$220	$317	$537
Between 1 and 2 years	444	641	1,085
Between 2 and 3 years	210	656	866
Between 3 and 4 years	289	411	700
Between 4 and 5 years	359	6	365
Thereafter	549	1,544	2,093
	$2,071	$3,575	$5,646

(a)Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of December 31, 2023, the available capacity under the Company’s borrowing arrangements was as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$752	$1,000
Less: outstanding borrowings	364	—
Less: letters of credit	—	2
Available capacity	$388	$998

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
Sierra Timeshare 2023-1 Receivables Funding, LLC. On April 5, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-1 Receivables Funding LLC, with an initial principal amount of $250 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.33%. The advance rate for this transaction was 91.25%. As of December 31, 2023, the Company had $163 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2023-2 Receivables Funding LLC. On July 20, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.72%. The advance rate for this transaction was 91.70%. As of December 31, 2023, the Company had $233 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2023-3 Receivables Funding LLC. On October 19, 2023, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2023-3 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.78%. The advance rate for this transaction was 91.75%. As of December 31, 2023, the Company had $269 million of outstanding borrowings under these term notes, net of debt issuance costs.
Premium Yield Facility 2023-A LLC. On December 20, 2023, the Company closed on a private term securitization transaction with an initial principal amount of $238 million. The transaction is secured by VOCRs and includes $34 million in receivables rolled from the Company’s 2018-A Premium Yield Facility, which the Company called on December 15, 2023. The advance rate for this transaction was 80.0% and the borrowings bear interest at a coupon rate of 6.51%. As of December 31, 2023, the Company had $236 million of outstanding borrowings under this facility, net of debt issuance costs.
Term Notes. In addition to the 2023 term notes described above, as of December 31, 2023, the Company had $806 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2022. The Company’s non-recourse term notes include fixed rate term notes for which the weighted average interest rate was 5.6%, 4.2%, and 3.9% during 2023, 2022, and 2021.
USD bank conduit facility. On September 26, 2023, the Company renewed its $600 million USD timeshare receivables conduit facility, extending the end of the commitment period from July 2024 to September 2025 and making certain other amendments, including to the advance rate. The facility bears interest based on a mixture of variable commercial paper rates plus a spread or the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than October 2026. As of December 31, 2023, the Company had $261 million of outstanding borrowings under this facility.
AUD/NZD bank conduit facility. The Company has a non-recourse AUD/NZD timeshare receivables conduit facility, with a total capacity of A$200 million and NZ$25 million. The facility is secured by VOCRs and bears interest at variable rates based on the Bank Bill Swap Bid Rate plus 2.0%. Borrowings under this facility are required to be repaid no later than January 2027. As of December 31, 2023, the Company had $103 million of outstanding borrowings under this facility.
As of December 31, 2023, the Company’s non-recourse vacation ownership debt of $2.07 billion was collateralized by $2.42 billion of underlying gross VOCRs and related assets. Additional usage of the Company’s non-recourse bank conduit facilities is subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 5.9%, 4.2%, and 4.0% during 2023, 2022, and 2021.
Debt
$1.0 billion Revolving Credit Facility and $300 million 2018 Term Loan B due May 2025. The Company has a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for senior secured credit facilities in the amount of $1.3 billion, consisting of the secured 2018 Term Loan B of $300 million maturing in 2025 and a secured revolving facility of $1.0 billion maturing in 2026. On March 30, 2023, the Company entered into the fourth amendment to the credit agreement governing its revolving credit facility and term loan B facilities. Through this amendment the Company exercised its early opt-in election to change the benchmark rate on the revolving credit facility and 2018 Term Loan B facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to SOFR. This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated the Company’s exposure to LIBOR.
As of December 31, 2023, the Company’s interest rate per annum applicable to the 2018 Term Loan B Facility is equal to, at the Company’s option, either a base rate plus a margin of 1.25% or the SOFR plus a margin of 2.25%. The interest rate per annum applicable to borrowings under the revolving credit facility is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or SOFR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Travel + Leisure Co. and its restricted subsidiaries. The SOFR rate with respect to either the term loan B facilities or the revolving credit facility borrowings are subject to a floor of 0.50%. The Company is also subject to a commitment fee for the unused portion of its revolving credit facility. This fee is based upon the first-lien leverage ratio and ranges from 0.25% to 0.35% per annum of the unused balance.

As of December 31, 2023, the security agreement that exists in connection with the credit agreement names Bank of America N.A. as collateral agent on behalf of the secured parties (as defined in the security agreement), and has been in force since May 31, 2018. The security agreement grants a security interest in the collateral of the Company (as defined in the security agreement) and includes the holders of Travel + Leisure Co.'s outstanding secured notes, as “secured parties.” These note holders share equally and ratably in the collateral (as defined in the security agreement) owned by the Company for so long as the indebtedness under the credit agreement is secured by such collateral.
$598 million 2023 Incremental Term Loan B due December 2029. On December 20, 2023, the Company amended the credit agreement governing its revolving credit facility and term loan B facilities (“Fifth Amendment”). The Fifth Amendment refinanced $298 million of outstanding borrowings under the 2022 Incremental Term Loan B facility and included additional borrowings of $300 million. The Company expects to use net proceeds from the 2023 Incremental Term Loan B facility, together with available cash on hand and revolving credit facility borrowings to repay its outstanding $300 million 5.65% secured notes due April 2024 and pay related fees and expenses. The 2023 Incremental Term Loan B facility matures on December 14, 2029, and is priced at SOFR plus 3.25% plus a 0.10% SOFR Adjustment, which is 75 basis points lower than the 2022 Incremental Term Loan B facility. $298 million of the borrowings under the 2022 Incremental Term Loan B facility is priced at par, while the additional $300 million was subject to an original issue discount of 99.75%. The floor rate remains at 0.50% for Term SOFR borrowings. The 2023 Incremental Term Loan B facility amortizes in equal quarterly installments of 0.25% of the initial principal amount, starting with the first quarter of 2024. Proceeds from the Fifth Amendment for the facility were $290 million, which were net of the debt discount, arrangement fees, and unpaid interest through the date of the amendment. Debt discount and deferred financing costs were collectively $5 million, which will be amortized over the life of the notes.
Secured Notes. The interest rates increased for certain of the outstanding secured notes that were impacted by rating agency downgrades of the Company’s corporate notes. Pursuant to the terms of the indentures governing such rating sensitive series of notes, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), or a substitute rating agency. Since issuance, the interest rates on the impacted notes have increased 150 basis points as of December 31, 2023, with a maximum potential for additional increase of 50 basis points.
As of December 31, 2023, the Company had $2.69 billion of outstanding secured notes issued prior to December 31, 2022. Interest on these notes is payable semi-annually in arrears. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.
Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $8 million and $9 million as of December 31, 2023 and 2022.
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
As of December 31, 2023, the Company’s interest coverage ratio was 4.23 to 1.0 and the first lien leverage ratio was 3.40 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2023, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes, and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2023, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $251 million, $195 million, and $198 million during 2023, 2022, and 2021 excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million, $1 million, and less than $1 million of capitalized interest during 2023, 2022, and 2021. Cash paid related to such interest was $239 million, $189 million, and $207 million during 2023, 2022, and 2021.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $112 million, $79 million, and $81 million during 2023, 2022, and 2021, and is reported within Consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $82 million, $51 million, and $56 million during 2023, 2022, and 2021.
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
Vacation Ownership Contract Receivables Securitizations
The Company pools qualifying VOCRs and sells them to bankruptcy-remote entities. VOCRs qualify for securitization based primarily on the credit strength of the VOI purchaser to whom financing has been extended. VOCRs are securitized through bankruptcy-remote SPEs that are consolidated within the Company’s Consolidated Financial Statements. As a result, the Company does not recognize gains or losses resulting from these securitizations at the time of sale to the SPEs. Interest income is recognized when earned over the contractual life of the VOCRs. The Company services the securitized VOCRs pursuant to servicing agreements negotiated on an arm’s-length basis based on market conditions. The activities of these SPEs are limited to (i) purchasing VOCRs from the Company’s vacation ownership subsidiaries, (ii) issuing debt securities and/or borrowing under a conduit facility to fund such purchases, and (iii) entering into derivatives to hedge interest rate exposure. The bankruptcy-remote SPEs are legally separate from the Company. The receivables held by the bankruptcy-remote SPEs are not available to creditors of the Company and legally are not assets of the Company. Additionally, the non-recourse debt that is securitized through the SPEs is legally not a liability of the Company and thus, the creditors of these SPEs have no recourse to the Company for principal and interest.
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	As of December 31,
	2023	2022
Securitized contract receivables, gross (a)	$2,291	$2,164
Securitized restricted cash (b)	96	83
Interest receivables on securitized contract receivables (c)	18	17
Other assets (d)	13	25
Total SPE assets	2,418	2,289
Non-recourse term notes (e)(f)	1,707	1,545
Non-recourse conduit facilities (e)	364	428
Other liabilities (g)	4	5
Total SPE liabilities	2,075	1,978
SPE assets in excess of SPE liabilities	$343	$311

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
(f)Includes deferred financing costs of $22 million and $18 million as of December 31, 2023 and 2022, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $810 million and $747 million as of December 31, 2023 and 2022.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	As of December 31,
	2023	2022
SPE assets in excess of SPE liabilities	$343	$311
Non-securitized contract receivables	810	747
Less: allowance for loan losses	574	541
Total, net	$579	$517
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
As of December 31, 2023, the Company had foreign exchange forward contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of December 31, 2023 and 2022.
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

The carrying amounts and estimated fair values of the Company’s other financial instruments were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,527	$2,829	$2,370	$2,639
Liabilities
Debt (Level 2)	$5,646	$5,541	$5,642	$5,356
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
18.    Financial Instruments
The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument will be reflected on the Consolidated Financial Statements. A derivative qualifies for hedge accounting if, at inception, the derivative is expected to be highly effective in offsetting the underlying hedged cash flows or fair value, and the hedge documentation standards are fulfilled at the time the Company enters into the derivative contract. A hedge is designated as a cash flow hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. Changes in fair value for qualifying cash flow hedges, are recorded in Accumulated other comprehensive loss (“AOCL”). The derivative’s gain or loss is released from AOCL to match the timing of the underlying hedged cash flows. A hedge is designated as a fair value hedge when the derivative is used to manage an exposure to changes in the fair value of a recognized asset or liability. For fair value hedges, the portion of the gain or loss on the derivative instrument designated as a fair value hedge will be recognized in earnings. The Company concurrently records changes in the value of the hedged asset or liability via a basis adjustment to the hedged item. These two changes in fair value offset one another in whole or in part and are reported in the same statement of income line item as the hedged risk.
The Company reviews the effectiveness of its hedging instruments on an ongoing basis and discontinues hedge accounting for any hedge that it no longer considers to be highly effective. The Company recognizes changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, the Company releases gains and losses from AOCL based on the timing of the underlying cash flows, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require the Company to immediately recognize in earnings gains and losses previously recorded in AOCL.
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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of December 31, 2023, the Company had no gains or losses relating to contracts designated as cash flow hedges included in AOCL.
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2023, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the years ended December 31, 2023, 2022, or 2021.
The following table summarizes information regarding the gains recognized in income on the Company’s freestanding derivatives (in millions):

	Year Ended December 31,
	2023	2022	2021
Non-designated hedging instruments
Foreign exchange contracts (a)	$1	$—	$1

(a)Included within Operating expenses on the Consolidated Statements of Income, which is primarily offset by changes in the value of the underlying assets and liabilities.
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
As of December 31, 2023, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.
Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s Vacation Ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, extreme weather conditions and other natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Nevada, Florida, and California are examples of areas with concentrations of sales offices. For the year ended December 31, 2023, the Company generated 14%, 14%, and 11% of its VOI sales revenues in sales offices located in Nevada, Florida, and California. Additionally, residents who live in California represent 17% of the Company’s outstanding VOCRs portfolio.
Included within the Consolidated Statements of Income are net revenues generated in the state of Florida of 15% during 2023, 2022, and 2021; net revenues generated in California of 10%, 9%, and 10%; and net revenues generated in Nevada of 10%, 11%, and 10% during these periods.

19.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $123 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 12—Leases for additional detail.
Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2023, aggregated to $748 million, of which $533 million were for marketing-related activities and $133 million were for information technology activities.
Letters of Credit
As of December 31, 2023, the Company had $47 million of irrevocable standby letters of credit outstanding, of which $2 million were under its revolving credit facilities. As of December 31, 2022, the Company had $34 million of irrevocable standby letters of credit outstanding, none of which were under its revolving credit facilities. The letters of credit issued during 2023 and 2022 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.
Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 12 surety providers in the amount of $2.3 billion, of which the Company had $504 million outstanding as of December 31, 2023. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its Vacation Ownership business could be negatively impacted.
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $7 million and $3 million as of December 31, 2023 and 2022. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2023, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $13 million in excess of recorded accruals. Such reserves are exclusive of matters relating to the Company’s separation from Cendant, matters relating to Wyndham Hotels, matters relating to the sale of the European vacation rentals business, and matters relating to the sale of the North American vacation rentals business, which are discussed in Note 27—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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
Other Guarantees and Indemnifications
Vacation Ownership
As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2023, the maximum potential future payments that the Company may be required to make under these guarantees is $61 million. As of December 31, 2023 and 2022, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries.

20.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(113)	$(1)	$—	$(114)
Other comprehensive loss	(32)	—	—	(32)
Balance as of December 31, 2021	(145)	(1)	—	(146)
Other comprehensive (loss)/income	(33)	1	—	(32)
Balance as of December 31, 2022	(178)	—	—	(178)
Other comprehensive income	8	—	1	9
Balance as of December 31, 2023	$(170)	$—	$1	$(169)

Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$97	$1	$—	$98
Other comprehensive income	—	—	—	—
Balance as of December 31, 2021	97	1	—	98
Other comprehensive income/(loss)	2	(1)	—	1
Balance as of December 31, 2022	99	—	—	99
Other comprehensive income	—	—	—	—
Balance as of December 31, 2023	$99	$—	$—	$99

Net of Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(16)	$—	$—	$(16)
Other comprehensive loss	(32)	—	—	(32)
Balance as of December 31, 2021	(48)	—	—	(48)
Other comprehensive loss	(31)	—	—	(31)
Balance as of December 31, 2022	(79)	—	—	(79)
Other comprehensive income	8	—	1	9
Balance as of December 31, 2023	$(71)	$—	$1	$(70)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL during 2023 or 2022.
21.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
The Wyndham Worldwide Corporation 2006 Equity and Incentive Plan was originally adopted in 2006 and was amended and restated in its entirety and approved by shareholders on May 17, 2018, (the “Amended and Restated Equity Incentive Plan”). Under the Amended and Restated Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2023, 10.1 million shares remain available, based on target performance.
Incentive Equity Awards Granted by the Company
During the year ended December 31, 2023, the Company granted incentive equity awards to key employees and senior officers of $35 million in the form of RSUs and $21 million in the form of PSUs. Of these awards, the majority of RSUs will vest ratably over a period of four years. The majority of PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics.

During the year ended December 31, 2022, the Company granted incentive equity awards of $34 million in the form of RSUs and $13 million in the form of PSUs. During 2021, the Company granted incentive equity awards of $35 million in the form of RSUs, $7 million in the form of PSUs, and $2 million in the form of stock options.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the year ended December 31, 2023, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2022	Granted	Vested/Exercised (a)	Cancelled / Forfeited (b)	Balance as of December 31, 2023
RSUs
Number of RSUs	1.8	0.8	(0.9)	(0.1)	1.6	(c)
Weighted average grant price	$48.79	$42.06	$38.23	$47.05	$47.11

PSUs
Number of PSUs	0.5	0.5	—	(0.2)	0.8	(d)
Weighted average grant price	$51.26	$42.18	$—	$43.41	$47.29

NQs
Number of NQs	2.3	—	—	—	2.3	(e)
Weighted average grant price	$45.36	$—	$—	$—	$44.88

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $48 million as of December 31, 2023, which is expected to be recognized over a weighted average period of 2.5 years.
(d)Aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $6 million as of December 31, 2023, which is expected to be recognized over a weighted average period of 0.7 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $44 million which would be recognized over a weighted average period of 2.2 years.
(e)There were 1.7 million NQs which were exercisable as of December 31, 2023. These NQs will expire over a weighted average period of 5.3 years and carry a weighted average grant date fair value of $8.61. Unrecognized compensation expense for the NQs was $1 million as of December 31, 2023, which is expected to be recognized over a weighted average period of 1.0 year.
The Company did not grant any stock options during the years ended 2023 and 2022. The fair value of stock options granted by the Company during 2021 were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represents the period of time these awards were expected to be outstanding on the date of grant. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

Stock Options	2021
Grant date fair value	$18.87
Grant date strike price	$59.00
Expected volatility	44.80%
Expected life (a)	6.25 years
Risk-free interest rate	1.09%
Projected dividend yield	3.12%

(a)The maximum contractual term for these options is 10 years.
The total intrinsic value of exercised options was less than $1 million during 2023, and 2022, and $1 million during 2021. The fair value of shares that vested during 2023, 2022, and 2021 were $37 million, $34 million, and $33 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $38 million, $45 million, and $32 million during 2023, 2022, and 2021, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. During 2023 and 2022, such stock-based compensation expense includes $2 million and $3 million which has been classified within Restructuring on the Consolidated Statements of Income. The Company recognized $9 million, $12 million, and $9 million of tax benefits associated with stock-based compensation during 2023, 2022, and 2021.
The Company paid $10 million, $7 million, and $9 million of taxes for the net share settlement of incentive equity awards that vested during 2023, 2022, and 2021. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount from the fair market value at the grant date. The Company issued 0.2 million, 0.3 million, and 0.1 million shares during 2023, 2022, and 2021 and recognized $1 million of compensation expense related to grants under this plan in each period. The value of shares issued under this plan was $10 million, $9 million, and $8 million during 2023, 2022, and 2021.
22.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure Co. sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $33 million, $31 million, and $27 million during 2023, 2022, and 2021.
In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $9 million, $8 million, and $6 million during 2023, 2022, and 2021.
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. The Company had $6 million and $5 million of net pension liability as of December 31, 2023 and 2022, included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company had $1 million of unrecognized gains as of December 31, 2023; which were included within Accumulated other comprehensive loss on the Consolidated Balance Sheets. There were no unrecognized gains as of December 31, 2022.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recognized no pension expense during 2023, 2022 or 2021.
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

The following tables present the Company’s segment information (in millions):

	Year Ended December 31,
Net revenues	2023	2022	2021
Vacation Ownership	$3,041	$2,835	$2,423
Travel and Membership	711	735	714
Total reportable segments	3,752	3,570	3,137
Corporate and other (a)	(2)	(3)	(3)
Total Company	$3,750	$3,567	$3,134

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2023	2022	2021
Net income attributable to Travel + Leisure Co. shareholders	$396	$357	$308
(Gain)/loss on disposal of discontinued business, net of income taxes	(5)	(1)	5
Interest expense	251	195	198
Interest (income)	(13)	(6)	(3)
Provision for income taxes	94	130	116
Depreciation and amortization	112	119	124
Stock-based compensation	36	42	32
Restructuring (b)	26	14	(1)
Legacy items	8	1	4
Loss on sale of business	2	—	—
Asset impairments/(recoveries), net (c)	1	11	(5)
Loss/(gain) on equity investment	—	5	(3)
COVID-19 related costs (d)	—	2	3
Fair value change in contingent consideration	—	(10)	—
Adjusted EBITDA	$908	$859	$778

	Year Ended December 31,
Adjusted EBITDA	2023	2022	2021
Vacation Ownership	$729	$665	$569
Travel and Membership	247	268	271
Total reportable segments	976	933	840
Corporate and other (a)	(68)	(74)	(62)
Total Company	$908	$859	$778

(a)Includes the elimination of transactions between segments.
(b)Includes $2 million and $3 million of stock-based compensation expense for the years ended December 31, 2023 and 2022 associated with the 2023 and 2022 restructuring plans.
(c)Includes $1 million of inventory impairments for the years ended December 31, 2023 and 2022, included in Cost of vacation ownership interests on the Consolidated Statements of Income.
(d)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022. In 2021, this includes incremental severance and other employee costs associated with layoffs due to the COVID-19 workforce reduction offset in part by U.S. and international government employee retention credits.

	As of December 31,
Segment Assets (a)	2023	2022
Vacation Ownership	$4,980	$4,826
Travel and Membership	1,353	1,335
Total reportable segments	6,333	6,161
Corporate and other	405	596
Total Company	$6,738	$6,757

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2023	2022	2021
Vacation Ownership	$47	$32	$34
Travel and Membership	22	17	17
Total reportable segments	69	49	51
Corporate and other	5	3	6
Total Company	$74	$52	$57
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Net Revenues			Net Long-lived Assets
	Year Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
United States	$3,320	$3,166	$2,753	$1,577	$1,572
All other countries	430	401	381	239	248
Total	$3,750	$3,567	$3,134	$1,816	$1,820
24.    COVID-19 Related Items
During the year ended December 31, 2022, the Company had $2 million of employee compensation related and other expenses at its corporate operations related to COVID-19 testing and other expenses associated with the Company’s return-to-work program. These costs are included within COVID-19 related costs on the Consolidated Statements of Income.
For the year ended December 31, 2021, the Company’s financial statements included impacts directly related to COVID-19 as detailed in the table below (in millions):

	Vacation Ownership	Travel and Membership	Corporate	Consolidated	Income Statement Classification
Allowance for loan losses:
Provision	$(91)	$—	$—	$(91)	Vacation ownership interest sales
Recoveries	33	—	—	33	Cost of vacation ownership interests

Asset recoveries	—	(6)	—	(6)	Asset impairments/(recoveries), net
Lease-related	(1)	—	—	(1)	Restructuring
Employee compensation related and other	3	—	1	4	COVID-19 related costs
Total COVID-19	$(56)	$(6)	$1	$(61)
Allowance for loan losses — Due to the economic downturn resulting from COVID-19 during 2020, the Company evaluated the potential impact of COVID-19 on its owners’ ability to repay their contract receivables and as a result of higher unemployment, the Company recorded a COVID-19 related allowance for loan losses during 2020. During 2021, the Company analyzed the adequacy of this 2020 COVID-19 related allowance consistent with past methodology, and due to the improvement in net new defaults the Company reduced this allowance resulting in an increase of $91 million to Vacation ownership interest sales and a corresponding increase of $33 million to Cost of vacation ownership interests. The net positive impact of these adjustments on Adjusted EBITDA was $58 million for the year ended December 31, 2021.
Asset recoveries — During 2021, the Company reversed $6 million of asset impairments related to its equity investment in Vacasa LLC (“Vacasa”) previously impaired in 2020.
Employee compensation related and other — During 2021, these costs included $3 million of professional and other costs and $1 million of severance and other employee costs resulting from layoffs, salary, and benefits continuation at the Vacation Ownership segment. These costs were inclusive of $2 million of employee retention credits earned in connection with government programs for the year ended December 31, 2021.

In connection with COVID-19 related actions taken by the Company, it recorded employee-related liabilities which are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The activity associated with these COVID-19 related liabilities is summarized as follows (in millions):

	Liability as of	2021 Activity		Liability as of
	December 31, 2020	Costs Recognized	Cash Payments	December 31, 2021
COVID-19 employee-related	$6	$1	$(6)	$1
Ending balance	$6	$1	$(6)	$1

	Liability as of	2022 Activity		Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	December 31, 2022
COVID-19 employee-related	$1	$2	$(3)	$—
Ending balance	$1	$2	$(3)	$—
25.    Impairments and Other Charges
Impairments
During 2022, the Company recorded $10 million of impairments within Asset impairments/(recoveries), net on the Consolidated Statements of Income. These impairments include a $9 million loss on the sale at the Vacation Ownership segment related to certain property sold for $22 million, made up of $17 million in cash and a $5 million promissory note. The Company also recorded a $2 million impairment of fixed assets at the Vacation Ownership segment and a $2 million trade name impairment at the Travel and Membership segment. These impairments were offset by $3 million of asset recoveries, primarily related to previously impaired land which was sold during 2022.
During 2021, the Company had net asset recoveries of $5 million driven by the $6 million reversal of a 2020 COVID-19 related impairment of the Vacasa equity investment at the Travel and Membership segment. This reversal was partially offset by less than $1 million of impairments at the Vacation Ownership segment. This activity was recorded within Asset impairments/(recoveries), net on the Consolidated Statements of Income.
Other Charges
During 2023 and 2022, the Company recorded a $1 million inventory impairment at the Vacation Ownership segment included within Cost of vacation ownership interests on the Consolidated Statements of Income.
26.    Restructuring
2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Consolidated Balance Sheets. All material initiative and related expenses have been incurred as of December 31, 2023. The Company reduced the 2023 restructuring liability by $8 million of cash payments during the year ended December 31, 2023. The remaining 2023 restructuring liability of $15 million is expected to be paid by the end of 2025.
2022 Restructuring Plan
During 2022, the Company incurred $14 million of restructuring charges. These charges were associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel-related costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Consolidated Balance Sheets. The 2022 restructuring liability was reduced by $7 million and $5 million of cash payments during the years ended December 31, 2023 and 2022. The remaining 2022 restructuring liability of less than $1 million is personnel-related and is expected to be paid by the end of 2024.
The Company has additional restructuring plans which were implemented prior to 2021, most of which were COVID-19 related. This restructuring liability was reduced by $2 million, $3 million, and $5 million of cash payments during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the remaining liability of $17 million, all of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of	2021 Activity					Liability as of
	December 31, 2020	Costs Recognized		Cash Payments	Other		December 31, 2021
Facility-related	$23	$—		$(1)	$—		$22
Marketing-related	2	(1)	(a)	(4)	3	(b)	—
Personnel-related	1	—		(1)	—		—
	$26	$(1)		$(6)	$3		$22

	Liability as of	2022 Activity					Liability as of
	December 31, 2021	Costs Recognized		Cash Payments	Other		December 31, 2022
Facility-related	$22	$1		$(4)	$1		$20
Personnel-related	—	13		(4)	(3)	(c)	6
	$22	$14		$(8)	$(2)		$26

	Liability as of	2023 Activity					Liability as of
	December 31, 2022	Costs Recognized		Cash Payments	Other		December 31, 2023
Facility-related	$20	$1		$(4)	$—		$17
Personnel-related	6	25		(13)	(2)	(c)	16
	$26	$26		$(17)	$(2)		$33

(a)Includes $1 million reversal of expense related to the reimbursement of prepaid licensing fees that were previously written-off at the Vacation Ownership segment.
(b)Includes $2 million reimbursement of termination payments and $1 million reimbursement of license fees at the Vacation Ownership segment.
(c)Represents accelerated stock-based compensation expense included in Additional paid-in capital on the Consolidated Balance Sheets.
27.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Cendant
Pursuant to the Separation and Distribution Agreement with Cendant (the Company’s former parent company, now Avis Budget Group), the Company entered into certain guarantee commitments with Cendant and Cendant’s former subsidiary, Realogy (now Anywhere Real Estate Inc.). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and Cendant contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while Cendant’s former subsidiary Realogy is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of Cendant’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. is effectively responsible for 25% of such matters subsequent to the separation. Since Cendant’s separation, Cendant has settled the majority of the lawsuits that were pending on the date of the separation.
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During 2023 the Company increased the reserve by $8 million for this legacy tax matter, one-third of which is the responsibility of Wyndham Hotels. The OTA’s opinion is not final, and during the second quarter of 2023 Cendant filed a petition for rehearing. As of December 31, 2023, Cendant’s petition was still pending.

As of December 31, 2023 and 2022 the Cendant separation and related liabilities were $23 million and $15 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2023. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Consolidated Statements of Income. The estimated fair value of the indemnifications was $36 million at December 31, 2023. The Company has a $12 million receivable from Wyndham Hotels for its portion of the guarantee.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £31 million ($39 million USD) at December 31, 2023. Travel + Leisure Co. is responsible for two-thirds of these guarantees. As part of this agreement Wyndham Hotels is required to maintain minimum credit ratings which increased to Ba1 for Moody’s and BB+ for S&P on May 9, 2020. If Wyndham Hotels drops below these minimum credit ratings, Travel + Leisure Co. would be required to post a letter of credit (or equivalent support) for the amount of the Wyndham Hotels guarantee.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at December 31, 2023, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $84 million and was recorded in Accrued expenses and other liabilities and total receivables of $19 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.

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
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2023.
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
28.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the years ended December 31, 2023, 2022, and 2021.
During 2021, the Company sold a parcel of land in Crossville, Tennessee, which was no longer core to the Company’s operations to a former executive of the Company for less than $1 million.
In 2019, the Company entered into an agreement with a former executive of the Company whereby the former executive through an SPE would develop and construct VOI inventory located in Orlando, Florida. In 2020, the Company acquired the completed vacation ownership property for $45 million. This agreement was subsequently amended during 2021, increasing the purchase to $47 million.
29.    Subsequent Events
On January 30, 2024, the Company announced an agreement to acquire the vacation ownership business of Accor, for $48 million. Accor Vacation Club represents 24 resorts and nearly 30,000 members. This acquisition will help the two companies establish a relationship to develop new timeshare products in the Asia Pacific, Middle East, Africa, and Türkiye regions under the Accor Vacation Club brand leveraging the Travel + Leisure Co. global platform. Accor will receive a percentage of vacation ownership sales revenue as a licensing fee under the exclusive licensing agreement. Travel + Leisure Co. also receives the exclusive rights to develop new vacation ownership clubs and products utilizing the Accor Vacation Club brand. The acquisition will be included within the Vacation Ownership segment.
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
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a)None.
(b)On December 5, 2023, James Savina, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 27,000 shares of the Company’s common stock until February 28, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance” and “Information about our Executive Officers” in the Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning Directors required by this item is located under the heading “Proposal 1: Election of Directors” in the Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Committees of the Board” and “Code of Business Conduct” in the Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2024 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2023

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5.0 million (a)	$44.88 (b)	10.1 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
(a)Consists of shares issuable upon exercise of non-qualified stock options, restricted stock units, and performance-vested restricted stock units, based on target performance.
(b)Consists of weighted-average exercise price of non-qualified stock options. The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of performance-vested restricted stock units or restricted stock units, as these units have no exercise price.
(c)Consists of shares available for future grants, based on target performance, under the 2006 Equity and Incentive Plan, as amended.
The remaining information required by Item 12 is included in the Proxy Statement for our 2024 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2024 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2024 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

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
(3) Exhibits.
See Exhibit Index commencing on page 98 hereof.
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
2.1
Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 31, 2006).

2.2
Amendment No. 1 to Separation and Distribution Agreement by and among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of August 17, 2006 (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q filed November 14, 2006).

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

3.4	Fourth Amended and Restated Bylaws of Travel + Leisure Co., effective as of November 8, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2023).
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

4.11	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.10).
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

4.15	Form of 4.50% Senior Secured Notes due 2029 (included within Exhibit 4.14).
4.16	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.23 to the Registrant's Form 10-K filed February 24, 2021).
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

10.5	Fourth Amendment, dated as of March 30, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 4, 2023).

10.6	Fifth Amendment, dated as of December 20, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 21, 2023).
10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
Twelfth Amendment, dated as of September 26, 2023, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 25, 2023).

10.19
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.20
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.21†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.22†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.23†
Employment Agreement dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Michael D. Brown (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018).

10.24†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael D. Brown, dated June 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2021).

10.25†	Employment Agreement, dated as June 1, 2018, by and between Wyndham Destinations, Inc. and Michael Hug (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018).
10.26†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael A. Hug, dated June 1, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 28, 2021).

10.27†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2019).
10.28†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 1, 2019).
10.29†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 1, 2019).
10.30†
Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Noah Brodsky (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K filed February 26, 2020).

10.31†	Severance Agreement dated as of March 29, 2022 by and between Travel + Leisure Co. and Noah Brodsky (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K filed February 22, 2023).
10.32†
Appointment Letter and Letter Agreement, each dated as of October 25, 2021, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Said Esfahani (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K filed February 23, 2022).

10.33†
Letter Agreement, dated as of February 7, 2019, by and between Wyndham Destinations, Inc. and Olivier Chavy (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 28, 2022).

10.34†
Letter Agreement, dated September 13, 2022, by and between Travel & Leisure Co. and Thomas Michael Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2022).

10.35†
Appointment Letter and Letter Agreement, each dated as of April 6, 2023, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Amandine Robin-Caplan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 26, 2023).

10.36†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (Amended and Restated as of February 27, 2014) (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2014).

10.37†
Amendment No. 1 to Wyndham Worldwide Corporation 2006 Equity and Incentive Plan, effective August 2, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed October 25, 2017).

10.38†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 1, 2018) (incorporated by reference to Appendix A to Wyndham Worldwide Corporation’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2018).

10.39†
Amended and Restated Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of November 3, 2020) (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed February 24, 2021).

10.40†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).
10.41†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).

10.42†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).
10.43†
Form of Award Agreement for Non-Qualified Stock Options, dated June 1, 2018, as amended November 11, 2022 (incorporated by reference to Exhibit 10.40 of the Registrant’s Form 10-K filed February 22, 2023).

10.44†
Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated as of June 1, 2018 (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K filed February 26, 2019).

10.45†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).
10.46†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).
10.47†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.48†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.49†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).
10.50†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006).
10.51†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009).

10.52†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006).
10.53†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007).
10.54†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009).

10.55†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006).
10.56†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009).

10.57†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013).

10.58
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006).

10.59
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006).

10.60
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008).

10.61
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010).

10.62
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.63
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.64
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.65
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.66
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.67†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).
10.68	Travel + Leisure Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 28, 2021).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1*	Travel + Leisure Co. Incentive Compensation Recovery Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Michael A. Hug

/s/ THOMAS M. DUNCAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
Thomas M. Duncan

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 21, 2024
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 21, 2024
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 21, 2024
James E. Buckman

/s/ GEORGE HERRERA	Director	February 21, 2024
George Herrera

/s/ LUCINDA MARTINEZ	Director	February 21, 2024
Lucinda Martinez

/s/ DENNY MARIE POST	Director	February 21, 2024
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 21, 2024
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 21, 2024
Michael H. Wargotz