Form 10-Q
period 2024-03-31
Travel & Leisure Co.
filed 2024-04-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
71,263,534 shares of common stock outstanding as of March 31, 2024.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month periods ended March 31, 2024 and 2023, and of cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, cash flows and deficit for the year then ended (not presented herein); and in our report dated February 21, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 24, 2024

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net revenues
Service and membership fees	$419	$420
Vacation ownership interest sales	369	338
Consumer financing	110	103
Other	18	18
Net revenues	916	879
Expenses
Operating	438	420
Cost of vacation ownership interests	34	30
Consumer financing interest	33	25
Marketing	121	112
General and administrative	112	124
Depreciation and amortization	28	28
Total expenses	766	739
Loss on sale of business	—	2
Operating income	150	138
Interest expense	64	58
Other (income), net	(2)	(2)
Interest (income)	(4)	(3)
Income before income taxes	92	85
Provision for income taxes	26	22
Net income from continuing operations	66	63
Gain on disposal of discontinued business, net of income taxes	—	1
Net income attributable to Travel + Leisure Co. shareholders	$66	$64

Basic earnings per share
Continuing operations	$0.93	$0.81
Discontinued operations	—	0.01
	$0.93	$0.82
Diluted earnings per share
Continuing operations	$0.92	$0.81
Discontinued operations	—	—
	$0.92	$0.81

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$66	$64

Foreign currency translation adjustments, net of tax	(15)	(2)
Other comprehensive loss, net of tax	(15)	(2)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$51	$62

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$479	$282
Restricted cash (VIE - $105 as of 2024 and $96 as of 2023)	168	176
Trade receivables, net	187	179
Vacation ownership contract receivables, net (VIE - $2,222 as of 2024 and $2,291 as of 2023)	2,535	2,527
Inventory	1,187	1,135
Prepaid expenses	269	229
Property and equipment, net	614	655
Goodwill	993	962
Other intangibles, net	197	199
Other assets	394	394
Total assets	$7,023	$6,738
Liabilities and (deficit)
Accounts payable	$65	$73
Accrued expenses and other liabilities	798	807
Deferred income	452	442
Non-recourse vacation ownership debt (VIE)	2,057	2,071
Debt	3,867	3,575
Deferred income taxes	709	687
Total liabilities	7,948	7,655
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 224,227,808 issued as of 2024 and 223,767,468 as of 2023	2	2
Treasury stock, at cost – 152,961,108 shares as of 2024 and 152,336,714 shares as of 2023	(7,221)	(7,196)
Additional paid-in capital	4,281	4,279
Retained earnings	2,097	2,067
Accumulated other comprehensive loss	(85)	(70)
Total stockholders’ (deficit)	(926)	(918)
Noncontrolling interest	1	1
Total (deficit)	(925)	(917)
Total liabilities and (deficit)	$7,023	$6,738

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income	$66	$64
Gain on disposal of discontinued business, net of income taxes	—	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	78	71
Depreciation and amortization	28	28
Deferred income taxes	22	33
Stock-based compensation	9	10
Non-cash interest	7	5
Non-cash lease expense	4	4
Loss on sale of business	—	2
Other, net	1	6
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(3)	3
Vacation ownership contract receivables	(93)	(82)
Inventory	(2)	(6)
Prepaid expenses	(40)	(51)
Other assets	(8)	(19)
Accounts payable, accrued expenses, and other liabilities	(30)	(75)
Deferred income	8	15
Net cash provided by operating activities	47	7
Investing activities
Acquisitions, net of cash acquired	(40)	(6)
Property and equipment additions	(17)	(12)
Other, net	—	1
Net cash used in investing activities	(57)	(17)
Financing activities
Proceeds from non-recourse vacation ownership debt	431	273
Principal payments on non-recourse vacation ownership debt	(439)	(276)
Proceeds from debt	506	478
Principal payments on debt	(216)	(267)
Repayment of notes	(2)	(402)
Repayments of vacation ownership inventory arrangement	—	(6)
Debt issuance/modification costs	(5)	—
Net share settlement of incentive equity awards	(9)	(5)
Repurchase of common stock	(25)	(101)
Dividends to shareholders	(38)	(37)
Net cash provided by/(used in) financing activities	203	(343)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(1)
Net change in cash, cash equivalents and restricted cash	189	(354)
Cash, cash equivalents and restricted cash, beginning of period	458	688
Cash, cash equivalents and restricted cash, end of period	647	334
Less: Restricted cash	168	138
Cash and cash equivalents	$479	$196
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2023	71.4	$2	$(7,196)	$4,279	$2,067	$(70)	$1	$(917)
Net income	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(0.6)	—	(25)	—	—	—	—	(25)
Dividends ($0.50 per share)	—	—	—	—	(36)	—	—	(36)
Other	—	—	—	2	—	—	—	2
Balance as of March 31, 2024	71.3	$2	$(7,221)	$4,281	$2,097	$(85)	$1	$(925)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)
Net income	—	—	—	—	64	—	—	64
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Issuance of shares for RSU vesting	0.3	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(5)	—	—	—	(5)
Change in stock-based compensation	—	—	—	10	—	—	—	10
Repurchase of common stock	(2.5)	—	(102)	—	—	—	—	(102)
Dividends ($0.45 per share)	—	—	—	—	(36)	—	—	(36)
Balance as of March 31, 2023	76.2	$2	$(6,988)	$4,247	$1,836	$(81)	$9	$(975)

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
The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment includes the Wyndham Destinations business line.
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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2023 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024.
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
Disclosure improvements. In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of topics in the codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended
	March 31,
	2024	2023
Management fee revenues	$113	$107
Reimbursable revenues	98	92
Property management fees and reimbursable revenues	$211	$199

One of the associations that the Company manages paid its Travel and Membership segment $9 million and $8 million for exchange services during the three months ended March 31, 2024 and 2023.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	March 31, 2024	December 31, 2023
Deferred subscription revenue	$164	$161
Deferred VOI trial package revenue	133	136
Deferred VOI incentive revenue	82	81
Deferred exchange-related revenue (a)	62	59
Deferred co-branded credit card programs revenue	5	6
Deferred other revenue	8	1
Total	$454	$444

(a)Includes contractual liabilities to accommodate members for cancellations due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$444	$400
Additions	95	90
Revenue recognized	(85)	(71)
Ending balance	$454	$419
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of both March 31, 2024 and December 31, 2023, these capitalized costs were $46 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2024, the capitalized costs were $17 million, of which $11 million was included in Prepaid expenses and $6 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2024 - 3/31/2025	4/1/2025 - 3/31/2026	4/1/2026 - 3/31/2027	Thereafter	Total
Subscription revenue	$94	$36	$16	$18	$164
VOI trial package revenue	124	3	3	3	133
VOI incentive revenue	82	—	—	—	82
Exchange-related revenue	59	2	1	—	62
Co-branded credit card programs revenue	3	2	—	—	5
Other revenue	8	—	—	—	8
Total	$370	$43	$20	$21	$454

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended
	March 31,
	2024	2023
Vacation Ownership
Vacation ownership interest sales	$369	$338
Property management fees and reimbursable revenues	211	199
Consumer financing	110	103
Fee-for-Service commissions	18	27
Ancillary revenues	17	18
Total Vacation Ownership	725	685

Travel and Membership
Transaction revenues	140	147
Subscription revenues	45	45
Ancillary revenues	8	8
Total Travel and Membership	193	200

Corporate and other
Ancillary revenues	1	—
Eliminations	(3)	(6)
Total Corporate and other	(2)	(6)

Net revenues	$916	$879

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$66	$63
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	1
Net income attributable to Travel + Leisure Co. shareholders	$66	$64

Basic earnings per share (a)
Continuing operations	$0.93	$0.81
Discontinued operations	—	0.01
	$0.93	$0.82

Diluted earnings per share (a)
Continuing operations	$0.92	$0.81
Discontinued operations	—	—
	$0.92	$0.81

Basic weighted average shares outstanding	71.5	77.5
RSUs,(b) PSUs (c) and NQs (d)	0.5	0.8
Diluted weighted average shares outstanding (e)	72.0	78.3

Dividends:
Aggregate dividends paid to shareholders (f)	$38	$37

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.5 million and 1.0 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2024 and 2023. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.9 million for both the three months ended March 31, 2024 and 2023, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 1.7 million and 2.3 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2024 and 2023. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.50 per share during the three months ended March 31, 2024 and $0.45 per share during the three months ended March 31, 2023.
Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2023	127.8	$6,411
Repurchases	0.6	25
As of March 31, 2024	128.4	$6,436

Since the inception of the Company’s share repurchase program in August 2007 proceeds received from stock option exercises have increased the repurchase capacity by $81 million. As of March 31, 2024, the Company had $146 million of remaining availability under the program.
The Company had $3 million of excise tax related to share repurchases accrued as of March 31, 2024 and December 31, 2023, included within Treasury stock on the Condensed Consolidated Balance Sheets.
5.    Acquisitions
Accor Vacation Club. On March 1, 2024, the Company acquired the vacation ownership business of Accor for $50 million ($44 million net of cash acquired) subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of $40 million net cash paid at closing, and $4 million to be paid in April 2024. The acquisition creates a new line of business for Travel + Leisure Co. as Accor Vacation Club adds to the Company’s portfolio of brand affiliations and expands its international portfolio in the Asia Pacific region. Accor will receive a percentage of the associated vacation ownership sales revenue as a licensing fee under a licensing agreement.
This transaction was accounted for as a business acquisition. As of March 31, 2024, the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocations resulted in the recognition of: (i) $32 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (ii) $8 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $3 million of Property and equipment, net; and (v) $8 million of Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. This business is included within the Vacation Ownership segment.
Playbook365. On January 3, 2023, the Company acquired the Playbook365 business for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a fair market value of $7 million, which can range up to $24 million, based on the achievement of certain financial metrics. If these financial metrics are achieved, the Company would be required to make payments in the first quarter of 2025 and/or 2026. Playbook365 is a youth and amateur sports management platform. This platform was integrated with Travel Club’s event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by Travel Club.
This transaction was accounted for as a business acquisition. The Company recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Condensed Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Condensed Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. This business is included within the Travel and Membership segment. The Company completed purchase accounting for this transaction during the third quarter of 2023.
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
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business. In connection with this sale, during the three months ended March 31, 2023, the Company recognized a $1 million Gain on disposal of discontinued business, net of income taxes associated with value added tax refunds.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Vacation ownership contract receivables:
Securitized (a)	$2,222	$2,291
Non-securitized (b)	874	810
Vacation ownership contract receivables, gross	3,096	3,101
Less: allowance for loan losses	561	574
Vacation ownership contract receivables, net	$2,535	$2,527

(a)Excludes $18 million of accrued interest on VOCRs as of both March 31, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both March 31, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2024 and 2023, the Company’s securitized VOCRs generated interest income of $80 million and $76 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2024 and 2023, the Company had net VOCR originations of $334 million and $316 million, and received principal collections of $241 million and $234 million. The weighted average interest rate on outstanding VOCRs was 14.6% and 14.7% as of March 31, 2024 and December 31, 2023.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Allowance for loan losses, beginning balance	$574	$541
Provision for loan losses, net (a)	78	71
Contract receivables write-offs, net	(91)	(82)
Allowance for loan losses, ending balance	$561	$530

(a)Recorded as a reduction to Net revenue.
Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. The Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents), and Asia Pacific (comprised of receivables in the Company’s Travel + Leisure Vacation Clubs Asia Pacific business for which scores are not available).

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,805	$741	$134	$82	$177	$2,939
31 - 60 days	22	27	12	2	6	69
61 - 90 days	14	18	11	2	5	50
91 - 120 days	10	12	11	1	4	38
Total	$1,851	$798	$168	$87	$192	$3,096

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,835	$735	$120	$83	$183	$2,956
31 - 60 days	22	28	13	2	1	66
61 - 90 days	12	16	10	1	—	39
91 - 120 days	10	16	12	2	—	40
Total	$1,879	$795	$155	$88	$184	$3,101
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
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$234	$60	$—	$13	$41	$348
2023	698	292	45	25	78	1,138
2022	363	176	45	13	17	614
2021	154	81	25	3	11	274
2020	78	36	10	3	10	137
Prior	324	153	43	30	35	585
Total	$1,851	$798	$168	$87	$192	$3,096

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$850	$292	$27	$33	$107	$1,309
2022	407	202	46	14	18	687
2021	172	90	27	4	12	305
2020	86	39	10	4	10	149
2019	131	65	18	11	13	238
Prior	233	107	27	22	24	413
Total	$1,879	$795	$155	$88	$184	$3,101

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Three Months Ended
March 31, 2024
2024	$—
2023	43
2022	22
2021	10
2020	3
Prior	16
Total	$94
8.    Inventory
Inventory consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Completed VOI inventory	$938	$899
Estimated VOI recoveries	206	207
Land held for VOI development	29	20
VOI construction in process	10	5
Vacation exchange credits and other	4	4
Total inventory	$1,187	$1,135
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $39 million during the three months ended March 31, 2024 and net transfers of VOI inventory to property and equipment of $19 million during the three months ended and March 31, 2023.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Las Vegas (a)	Other (b)	Total
December 31, 2023	$—	$8	$8
Purchases	—	33	33
Payments	—	(34)	(34)
March 31, 2024	$—	$7	$7

December 31, 2022	$30	$7	$37
Purchases	—	12	12
Payments	(30)	(13)	(43)
March 31, 2023	$—	$6	$6

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Capitalized software	$770	$756
Building and leasehold improvements (a)	633	665
Furniture, fixtures and equipment	165	168
Finance leases	44	41
Land	28	28
Construction in progress	22	24
Total property and equipment	1,662	1,682
Less: accumulated depreciation and amortization	1,048	1,027
Property and equipment, net	$614	$655

(a)Includes $216 million and $256 million of unregistered VOI inventory as of March 31, 2024 and December 31, 2023.
10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,824	$1,707
USD bank conduit facility (due September 2025) (c)	136	261
AUD/NZD bank conduit facility (due December 2024) (d)	97	103
Total	$2,057	$2,071

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$292	$—
$300 million 2018 secured term loan B (due May 2025) (g)	283	284
$598 million 2023 secured incremental term loan B (due December 2029) (h)	582	583
$300 million 5.65% secured notes (due April 2024)	300	300
$350 million 6.60% secured notes (due October 2025) (i)	348	348
$650 million 6.625% secured notes (due July 2026)	646	646
$400 million 6.00% secured notes (due April 2027) (j)	404	404
$650 million 4.50% secured notes (due December 2029)	644	643
$350 million 4.625% secured notes (due March 2030)	347	347
Finance leases	21	20
Total	$3,867	$3,575

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.36 billion and $2.42 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2024 and December 31, 2023.
(b)The carrying amounts of the term notes are net of deferred financing costs of $24 million and $22 million as of March 31, 2024 and December 31, 2023.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $19 million and $20 million as of March 31, 2024 and December 31, 2023, and net of unamortized debt financing costs of $11 million and $12 million as of March 31, 2024 and December 31, 2023.
(f)The weighted average effective interest rate on facility borrowings was 7.67% and 7.47% as of March 31, 2024 and December 31, 2023.

(g)The weighted average effective interest rate on facility borrowings was 7.85% and 7.49% as of March 31, 2024 and December 31, 2023.
(h)The weighted average effective interest rate on facility borrowings was 8.78% and 9.25% as of March 31, 2024 and December 31, 2023.
(i)Includes $2 million of unamortized losses from the settlement of a derivative as of both March 31, 2024 and December 31, 2023.
(j)Includes $5 million and $6 million of unamortized gains from the settlement of a derivative as of March 31, 2024 and December 31, 2023.
Sierra Timeshare 2024-1 Receivables Funding LLC
On March 21, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-1 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.66%. The advance rate for this transaction was 95.25%.
Maturities and Capacity
The Company’s outstanding indebtedness as of March 31, 2024, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$219	$317	$536
Between 1 and 2 years	333	641	974
Between 2 and 3 years	207	949	1,156
Between 3 and 4 years	216	411	627
Between 4 and 5 years	216	6	222
Thereafter	866	1,543	2,409
	$2,057	$3,867	$5,924
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of March 31, 2024, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$745	$1,000
Less: outstanding borrowings	233	292
Less: letters of credit	—	2
Available capacity	$512	$706

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacities of these facilities are subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
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
As of March 31, 2024, the Company’s interest coverage ratio was 4.16 to 1.0 and the first lien leverage ratio was 3.50 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2024, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2024, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $64 million and $58 million during the three months ended March 31, 2024 and 2023, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest in both of the three months ended March 31, 2024 and 2023. Cash paid related to such interest was $56 million and $53 million during the three months ended March 31, 2024 and 2023.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $25 million during the three months ended March 31, 2024 and 2023, and is recorded within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $27 million and $20 million for the three months ended March 31, 2024 and 2023.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2024	December 31, 2023
Securitized contract receivables, gross (a)	$2,222	$2,291
Securitized restricted cash (b)	105	96
Interest receivables on securitized contract receivables (c)	18	18
Other assets (d)	12	13
Total SPE assets	2,357	2,418
Non-recourse term notes (e) (f)	1,824	1,707
Non-recourse conduit facilities (e)	233	364
Other liabilities (g)	3	4
Total SPE liabilities	2,060	2,075
SPE assets in excess of SPE liabilities	$297	$343

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
(f)Includes deferred financing costs of $24 million and $22 million as of March 31, 2024 and December 31, 2023, related to non-recourse debt.

(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $874 million and $810 million as of March 31, 2024 and December 31, 2023.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2024	December 31, 2023
SPE assets in excess of SPE liabilities	$297	$343
Non-securitized contract receivables	874	810
Less: allowance for loan losses	561	574
Total, net	$610	$579
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
As of March 31, 2024, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of March 31, 2024 and 2023.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,535	$2,836	$2,527	$2,829
Liabilities
Debt (Level 2)	$5,924	$5,845	$5,646	$5,541
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
13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of March 31, 2024, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2024 and 2023, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three months ended March 31, 2024 or 2023.
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
The Company’s effective tax rate was 28.5% and 25.5% for the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by a decrease in state taxes and a decrease in unrecognized tax benefits partially offset by the portion of stock-based compensation expense that was not deductible for tax purposes.
The Company made income tax payments, net of tax refunds, of $6 million and $5 million during the three months ended March 31, 2024 and 2023.

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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$5	$5

Short-term lease cost	$3	$3

Finance lease cost:
Amortization of right-of-use assets	$2	$2
Interest on lease liabilities	1	—
Total finance lease cost	$3	$2
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$44	$46
Operating lease liabilities	Accrued expenses and other liabilities	$82	$87

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$21
Finance lease liabilities	Debt	$21	$20

Weighted average remaining lease term:
Operating leases		4.6 years	5.1 years
Finance leases		2.8 years	2.8 years
Weighted average discount rate:
Operating leases (b)		6.0%	6.0%
Finance leases		6.6%	6.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8	$8
Operating cash outflows from finance leases	$—	$—
Financing cash outflows from finance leases	$2	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	$1
Finance leases	$3	$2
The table below presents maturities of lease liabilities as of March 31, 2024 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2024	$22	$7
2025	25	9
2026	15	5
2027	13	2
2028	11	—
Thereafter	11	—
Total minimum lease payments	97	23
Less: amount of lease payments representing interest	(15)	(2)
Present value of future minimum lease payments	$82	$21
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $10 million and $7 million as of March 31, 2024 and December 31, 2023. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2024, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $20 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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

17.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive loss	(15)	—	(15)
Balance, March 31, 2024	$(185)	$1	$(184)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive loss	—	—	—
Balance, March 31, 2024	$99	$—	$99

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive loss	(15)	—	(15)
Balance, March 31, 2024	$(86)	$1	$(85)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive loss	(1)	—	(1)
Balance, March 31, 2023	$(179)	$—	$(179)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	(1)	—	(1)
Balance, March 31, 2023	$98	$—	$98

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive loss	(2)	—	(2)
Balance, March 31, 2023	$(81)	$—	$(81)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the three months ended March 31, 2024 or 2023.
18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2024, based on number of awards granted at target performance levels, 9.4 million shares remained available.
Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2024, the Company granted incentive equity awards to key employees and senior officers of $32 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the three months ended March 31, 2023, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $21 million in the form of PSUs, based on target performance.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the three months ended March 31, 2024, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2023	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, March 31, 2024
RSUs
Number of RSUs	1.6	0.7	(0.5)	(0.1)	1.7	(c)
Weighted average grant price	$47.11	$45.19	$47.90	$47.99	$45.98

PSUs
Number of PSUs	0.8	0.2	(0.1)	—	0.9	(d)
Weighted average grant price	$47.29	$45.19	$59.00	$—	$45.20

NQs
Number of NQs	2.3	—	—	(0.1)	2.2	(e)
Weighted average grant price	$44.88	$—	$—	$46.24	$44.88

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $72 million as of March 31, 2024, which is expected to be recognized over a weighted average period of 3.0 years.
(d)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $16 million as of March 31, 2024, which is expected to be recognized over a weighted average period of 2.3 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $42 million which would be recognized over a weighted average period of 1.9 years.
(e)There were 1.9 million NQs which were exercisable as of March 31, 2024. These exercisable NQs will expire over a weighted average period of 3.7 years and carry a weighted average grant date fair value of $8.65. Unrecognized compensation expense for NQs was $1 million as of March 31, 2024, which is expected to be recognized over a weighted average period of 0.9 years.
The Company did not grant any stock options during the three months ended March 31, 2024 or 2023. The fair value of stock options granted by the Company prior to 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The total intrinsic value of options exercised was less than $1 million during the three months ended March 31, 2024 and 2023. The vest date fair value of shares that vested during the three months ended March 31, 2024 and 2023 was $32 million and $22 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $9 million and $10 million during the three months ended March 31, 2024 and 2023 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the three months ended March 31, 2024 and 2023 the Company recognized $2 million and $3 million of tax benefits associated with stock-based compensation.
The Company paid $9 million and $5 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2024 and 2023. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

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
The following tables present the Company’s segment information (in millions):

	Three Months Ended
	March 31,
Net revenues	2024	2023
Vacation Ownership	$725	$685
Travel and Membership	193	200
Total reportable segments	918	885
Corporate and other (a)	(2)	(6)
Total Company	$916	$879

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$66	$64
Gain on disposal of discontinued business, net of income taxes	—	(1)
Interest expense	64	58
Interest (income)	(4)	(3)
Provision for income taxes	26	22
Depreciation and amortization	28	28
Stock-based compensation	9	10
Acquisition and divestiture related costs	2	—
Legacy items	—	4
Loss on sale of business (b)	—	2
Adjusted EBITDA	$191	$184

	Three Months Ended
	March 31,
Adjusted EBITDA	2024	2023
Vacation Ownership	$135	$131
Travel and Membership	75	71
Total reportable segments	210	202
Corporate and other (a)	(19)	(18)
Total Company	$191	$184

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.

Segment Assets (a)	March 31, 2024	December 31, 2023
Vacation Ownership	$5,064	$4,980
Travel and Membership	1,362	1,353
Total reportable segments	6,426	6,333
Corporate and other	597	405
Total Company	$7,023	$6,738

(a)Excludes investment in consolidated subsidiaries.
20.    Restructuring
2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Condensed Consolidated Balance Sheets. All material initiative and related expenses have been incurred as of December 31, 2023. As of December 31, 2023, this restructuring liability was $15 million which was reduced by $9 million of cash payments during the three months ended March 31, 2024. The remaining 2023 restructuring liability of $6 million is expected to be paid by the end of 2025.
The Company has additional restructuring plans which were implemented prior to 2023. As of December 31, 2023, the restructuring liability related to these plans was $18 million which was reduced by $1 million of cash payments during the three months ended March 31, 2024. The remaining liability of $17 million, most of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2023	Costs Recognized	Cash Payments	March 31, 2024
Facility-related	$17	$—	$(1)	$16
Personnel-related	16	—	(9)	7
	$33	$—	$(10)	$23
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
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During the second quarter of 2023 Cendant filed a petition for rehearing. On April 10, 2024, Cendant’s petition was denied, with payment due in the second quarter of 2024, one third of which is the responsibility of Wyndham Hotels.
As of both March 31, 2024 and December 31, 2023, the Cendant separation and related liabilities were $23 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
The Company and Wyndham Hotels entered into a letter agreement during 2021 pursuant to which, among other things, Wyndham Hotels waived its right to enforce certain noncompetition covenants in the License, Development and Noncompetition Agreement.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2024. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During the second quarter of 2023, one of the guarantees under this agreement expired. The estimated fair value of the remaining indemnifications was $36 million at March 31, 2024. The Company has a $12 million receivable from Wyndham Hotels for its portion of the guarantee.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £31 million ($39 million USD) at March 31, 2024. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at March 31, 2024, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $84 million and was recorded in Accrued expenses and other liabilities and total receivables of $19 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa LLC (“Vacasa”), the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2024.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during both the three months ended March 31, 2024 and 2023.
23.    Subsequent Event
On April 1, 2024, the Company repaid its $300 million 5.65% secured notes that came due April 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through our travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
During the first quarter of 2024, our business saw strong demand for leisure travel which resulted in higher tours and Gross VOI sales at our Vacation Ownership business, as compared to prior year. Our volume per guest (“VPGs”) also continued to perform above pre-pandemic levels, despite VPG levels moderating in response to our strategic shift to increase our mix of new owners, which generally produce lower VPGs and lower close rates. This strategic shift was made to grow our pipeline of potential future owner upgrade sales.
This quarter also highlighted the impact of cost savings realized as a result of the strategic realignment of our Travel and Membership segment at the end of 2023. As a result of those cost saving initiatives we saw an increase in net income and Adjusted EBITDA at this segment despite a decrease in revenue as compared to the prior year. The Travel and Membership segment was also benefited by pricing increases which led to higher revenue per transaction and served to partially offset the impact of lower transactions, as compared to the prior year. Lower transactions compared to the prior year were primarily the result of an increasing mix of exchange members with a club affiliation, who have a lower transaction propensity.
We continue to benefit from the changes we made to our consumer credit quality marketing criteria in order to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio. As a result of these changes we have seen an overall improvement in delinquencies.
While we are experiencing the benefits of positive demand trends, recent inflationary pressures, high interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Higher interest rates negatively impacted our interest expense during the three months ended March 31, 2024; however, at the end of the quarter we closed on a term securitization with a lower blended interest rate and higher advance rate than our securitization in the fourth quarter of 2023. Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions. This business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
Accor Vacation Club Acquisition
On March 1, 2024, we acquired Accor Vacation Club, for $50 million ($44 million net of cash acquired). The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million to be paid in April 2024. Accor Vacation Club represents 24 resorts and nearly 30,000 members. This acquisition is expected to help the two companies establish a relationship to develop new timeshare products in the Asia Pacific, Middle East, Africa, and Türkiye regions under the Accor Vacation Club brand, leveraging the Travel + Leisure Co. global platform. Accor will receive a percentage of vacation ownership sales revenue as a licensing fee under the exclusive licensing agreement and we received the exclusive right to develop new vacation ownership clubs and products in the foregoing regions, utilizing the Accor Vacation Club brand. The acquisition is included within the Vacation Ownership segment. See Note 5—Acquisitions to the Condensed Consolidated Financial Statements for additional details.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of March 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2024 and 2023. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2024	2023	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$490	$454	7.8
Tours (in 000s) (c)	155	135	14.8
Volume per guest (d)	$3,035	$3,215	(5.6)
Travel and Membership (a)
Transactions (in 000s) (e)
Exchange	275	300	(8.4)
Travel Club	170	175	(2.9)
Total transactions	445	475	(6.3)
Revenue per transaction(f)
Exchange	$350	$347	1.0
Travel Club	$256	$247	3.7
Total revenue per transaction	$315	$310	1.4
Average number of exchange members (in 000s) (g)	3,493	3,512	(0.5)

(a)Includes the impact of acquisitions from the acquisition dates forward.
(b)Represents total sales of VOIs, including sales under the Fee-for-Service program before the effect of loan loss provisions. We believe that Gross VOI sales provides an enhanced understanding of the performance of our Vacation Ownership business because it directly measures the sales volume of this business during a given reporting period.
(c)Represents the number of tours taken by guests in our efforts to sell VOIs.
(d)VPG is calculated by dividing Gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our Vacation Ownership business because it directly measures the efficiency of this business’ tour selling efforts during a given reporting period.
(e)Represents the number of exchanges and travel bookings recognized as revenue during the period, net of cancellations.
(f)Represents transaction revenue divided by transactions.
(g)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2024 and 2023 (in millions):

	2024	2023
Vacation ownership interest sales, net	$369	$338
Loan loss provision	78	71
Gross VOI sales, net of Fee-for-Service sales	447	409
Fee-for-Service sales (1)	43	45
Gross VOI sales	$490	$454

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $18 million and $27 million of Fee-for-Service commission revenues for the three months ended March 31, 2024 and 2023. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2024	2023	Favorable/(Unfavorable)
Net revenues	$916	$879	$37
Expenses	766	739	(27)
Loss on sale of business	—	2	2
Operating income	150	138	12
Interest expense	64	58	(6)
Other (income), net	(2)	(2)	—
Interest (income)	(4)	(3)	1
Income before income taxes	92	85	7
Provision for income taxes	26	22	(4)
Net income from continuing operations	66	63	3
Gain on disposal of discontinued business, net of income taxes	—	1	(1)
Net income attributable to Travel + Leisure Co. shareholders	$66	$64	$2
Net revenues increased $37 million for the three months ended March 31, 2024, compared with the same period last year. This increase in net revenues, excluding immaterial foreign currency impacts, was primarily the result of:
•$41 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher mix of new owners which generally produce lower VPGs, and lower close rates; higher property management revenues resulting from higher property management fees and reimbursable revenues; partially offset by
•$7 million of decreased revenues at our Travel and Membership segment primarily due to lower transactions, partially offset by increased revenue per transaction resulting from price increases.
Expenses increased $27 million for the three months ended March 31, 2024, compared with the same period last year. This increase in expenses, excluding immaterial foreign currency impacts, was primarily the result of:
•$10 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$9 million increase in marketing costs in support of increased tour flow and new owner mix;
•$8 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and an
•$8 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance.
These increases were partially offset by a $12 million decrease in general and administrative expenses driven by lower professional fees.
We recognized a loss on sale of business of $2 million during the three months ended March 31, 2023 resulting from the sale of the Love Home Swap business.
Interest expense increased $6 million for the three months ended March 31, 2024 compared with the same period last year primarily due to increased borrowing activity under the 2023 Incremental Term Loan B facility, and higher interest rates on variable borrowings in 2024.
Our effective tax rates were 28.5% and 25.5% during the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024, was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2023, was impacted by a decrease in state taxes and a decrease in unrecognized tax benefits partially offset by the portion of stock-based compensation expense that was not deductible for tax purposes.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $2 million for the three months ended March 31, 2024 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2024	2023
Vacation Ownership	$725	$685
Travel and Membership	193	200
Total reportable segments	918	885
Corporate and other (a)	(2)	(6)
Total Company	$916	$879

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$66	$64
Gain on disposal of discontinued business, net of income taxes	—	(1)
Interest expense	64	58
Interest (income)	(4)	(3)
Provision for income taxes	26	22
Depreciation and amortization	28	28
Stock-based compensation	9	10
Acquisition and divestiture related costs	2	—
Legacy items	—	4
Loss on sale of business (b)	—	2
Adjusted EBITDA	$191	$184

	Three Months Ended
	March 31,
Adjusted EBITDA	2024	2023
Vacation Ownership	$135	$131
Travel and Membership	75	71
Total reportable segments	210	202
Corporate and other (a)	(19)	(18)
Total Company	$191	$184

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.
Vacation Ownership
Net revenues increased $40 million and Adjusted EBITDA increased $4 million during the three months ended March 31, 2024, compared with the same period of 2023. The increases in net revenue and Adjusted EBITDA were not materially impacted by foreign currency.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$39 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 14.8% increase in tours, partially offset by a 5.6% decrease in VPG due to a higher mix of new owner tours (54% in the current period compared to 49% in the same period of 2023) which generally produce lower VPGs and lower close rates;
•$13 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$7 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by an $8 million decrease in commission revenues due to the volume of VOI Fee-for-Service sales and a $7 million increase in our provision for loan losses primarily due to higher net originations.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$15 million increase in marketing costs in support of increased tour flow and new owner mix;
•$10 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$8 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance; and
•$3 million increase in cost of VOIs sold primarily due to higher VOI sales volume.
These increases were partially offset by a $6 million decrease in general and administrative expenses primarily due to lower professional fees and a $3 million decrease in commission expense due to the volume of VOI Fee-for-Service sales.
Travel and Membership
Net revenues decreased $7 million and Adjusted EBITDA increased $4 million during the three months ended March 31, 2024, compared with the same period of 2023. The net revenues decrease and Adjusted EBITDA increase were not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by lower transactions, partially offset by increased revenue per transaction resulting from price increases. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the revenue change explained above, Adjusted EBITDA was positively impacted by a $5 million decrease in marketing costs and $6 million decrease in other operating costs driven by the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations.
Corporate and other
For the three months ended March 31, 2024 compared to the same period of 2023, Corporate and other revenue increased $4 million and Adjusted EBITDA decreased $1 million.
The increase in revenue, excluding immaterial foreign currency impacts, was due to a $3 million decrease in eliminated transactions between segments and a $1 million increase related to fees charged for managing an insurance program on behalf of homeowners associations.
In addition to the revenue increase described above, Adjusted EBITDA, excluding immaterial foreign currency impacts, was further impacted by $3 million of higher general and administrative costs and a $2 million decrease in eliminated expenses between segments.
RESTRUCTURING PLANS
2023 Restructuring Plan
We incurred $26 million of charges during 2023 associated with the 2023 restructuring plan. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our organizational footprint by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. All material initiative and related expenses have been incurred as of March 31, 2024.
See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	March 31, 2024	December 31, 2023	Change
Total assets	$7,023	$6,738	$285
Total liabilities	$7,948	$7,655	$293
Total (deficit)	$(925)	$(917)	$(8)
Total assets increased by $285 million from December 31, 2023 to March 31, 2024, primarily due to:
•$197 million increase in Cash and cash equivalents driven by $292 million of net borrowings on the revolving credit facility and $47 million of net cash provided by operating activities, partially offset by: $40 million net payment related to the acquisition of Accor Vacation Club, $38 million of dividend payments, $25 million of share repurchases, and $17 million of property and equipment additions;
•$52 million increase in Inventory driven by $44 million of inventory additions, including $8 million from the acquisition of Accor Vacation Club, and $39 million of net transfers of completed VOI inventory from property and equipment; partially offset by the sale of $34 million of VOI inventory;
•$40 million increase in Prepaid expenses driven by a $38 million increase in prepaid maintenance due to timing of contract renewals; and
•$31 million increase in Goodwill, primarily due to the acquisition of Accor Vacation Club.
These increases were partially offset by a $41 million decrease in Property and equipment, net due to $39 million of net transfers of completed VOI inventory to Inventory.
Total liabilities increased by $293 million from December 31, 2023 to March 31, 2024, primarily due to:
•$292 million increase in Debt driven by net borrowings under the revolving credit facility; and a
•$22 million increase in Deferred income taxes primarily driven by installment sales.
These increases were partially offset by a $14 million decrease in Non-recourse vacation ownership debt driven by net repayments.
Total deficit increased $8 million from December 31, 2023 to March 31, 2024, primarily due to $36 million of dividends, $25 million of share repurchases including excise tax, and $15 million of unfavorable currency translation adjustments driven by fluctuations in exchange rates, primarily the Australian dollar, British pound sterling, and the Euro; partially offset by $66 million of Net income attributable to Travel + Leisure Co. shareholders.
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
Cash and Cash Equivalents
As of March 31, 2024, we had $479 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $706 million of available capacity as of March 31, 2024.
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
As of March 31, 2024, our interest coverage ratio was 4.16 to 1.0 and our first lien leverage ratio was 3.50 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2024, we were in compliance with the financial covenants described above.
On March 30, 2023, we entered into the fourth amendment to the credit agreement governing our revolving credit facility and term loan B facilities. Through this amendment we exercised our early opt-in election to change the benchmark rate on the revolving credit facility and the 2018 Term Loan B Facility due May 2025 from the USD London Interbank Offered Rate (“LIBOR”) to the Term Secured Overnight Financing Rate (“SOFR”). This change became effective on March 31, 2023, for both new borrowings and rollovers of then existing USD LIBOR based borrowings (except Base Rate borrowings) and eliminated our exposure to LIBOR.
Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2022, we entered into the third amendment to the credit agreement governing our revolving credit facility and the original 2018 Term Loan B Facility which provided for the 2022 Incremental Term Loan B Facility of $300 million due 2029. On December 20, 2023, we further amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fifth Amendment”). The Fifth Amendment refinanced $298 million of outstanding borrowings under the 2022 Incremental Term Loan B facility and included additional borrowings of $300 million. This new 2023 Incremental Term Loan B facility matures on December 14, 2029. These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
As of March 31, 2024, we had $3.55 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2024 to 2030. Subsequent to the end of the quarter, we used the net proceeds from the 2023 Incremental Term Loan B Facility, together with available cash on hand and revolving credit facility borrowings to repay our outstanding $300 million 5.65% secured notes that came due April 2024 and related fees and expenses.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility with a term through September 2025 and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $745 million ($512 million available as of March 31, 2024) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million during the three months ended March 31, 2024. During the full year of 2023, we closed on $1.09 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2024, all of our securitized loan pools were in compliance with applicable contractual triggers.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.

For additional details regarding our credit facilities, term loan B facilities, and non-recourse debt see Note 10—Debt to the Condensed Consolidated Financial Statements.
Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of March 31, 2024 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	4/1/24 - 3/31/25	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	Thereafter	Total
Debt (a)	$317	$643	$953	$407	$6	$1,553	$3,879
Non-recourse debt (b)	230	339	211	218	217	866	2,081
Interest on debt (c)	351	303	227	165	153	96	1,295
Purchase commitments (d)	235	173	115	94	67	27	711
Operating leases	29	22	14	13	10	9	97
Total (e)	$1,162	$1,480	$1,520	$897	$453	$2,551	$8,063

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $523 million for marketing-related activities and $124 million for information technology activities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 12 surety providers in the amount of $2.3 billion, of which we had $542 million outstanding as of March 31, 2024. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of March 31, 2024, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the three months ended March 31, 2024 and 2023 (in millions):

Cash provided by/(used in)	2024	2023	Change
Operating activities:	$47	$7	$40
Investing activities:	(57)	(17)	(40)
Financing activities:	203	(343)	546
Effects of changes in exchange rates on cash and cash equivalents	(4)	(1)	(3)
Net change in cash, cash equivalents and restricted cash	$189	$(354)	$543
Operating Activities
Net cash provided by operating activities was $47 million for the three months ended March 31, 2024, compared to $7 million in the prior year. This $40 million increase was primarily attributable to a decrease in cash utilized for working capital mainly due to timing of payments.
Investing Activities
Net cash used in investing activities from continuing operations increased $40 million during the three months ended March 31, 2024. This increase is primarily due to the $40 million net cash payment for the acquisition of Accor Vacation Club.
Financing Activities
Net cash provided by financing activities was $203 million during the three months ended March 31, 2024, compared to Net cash used in financing activities of $343 million in the prior year. This variance was primarily due to $288 million of net borrowings on the revolving credit facility and notes in the current period compared to $191 million of net repayments in the prior year; and a $76 million decrease in share repurchases in the current year.
Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We also regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends and increases to the capacity of our share repurchase program are subject to final approval by the Board of Directors.
During the three months ended March 31, 2024, we spent $34 million on vacation ownership development projects (inventory). We believe that our existing Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2024 with anticipated spending between $105 million and $125 million. As we add new brands to our existing portfolio, our spending may increase commensurate with the sales associated with these brands.
During the three months ended March 31, 2024, we spent $17 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2024, we anticipate spending between $80 million and $85 million on capital expenditures, primarily for continuation of information technology digital initiatives, sales center facility and related system enhancements, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of March 31, 2024, the Board of Directors has increased the capacity of the program nine times, most recently in April 2022 by $500 million, bringing the total authorization under the current program to $6.5 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $81 million since the inception of this program. As of March 31, 2024, we had $146 million of remaining availability in our program.
Under our current share repurchase program, we repurchased 0.6 million shares at an average price of $40.07 for a cost of $25 million during the three months ended March 31, 2024. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.50 and $0.45 per share during the first quarters of 2024 and 2023. The aggregate dividends paid to shareholders were $38 million and $37 million during the three months ended March 31, 2024 and 2023. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report filed on Form 10-K with the SEC on February 21, 2024, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2024 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2024 compared to 2023. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $1 million change in annual consumer financing interest expense and a $6 million change in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in a change to the fair value of our outstanding forward foreign currency exchange contracts of approximately $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2024, was $233 million in non-recourse debt and $1.16 billion in corporate debt. A 100-basis point change in the underlying interest rates would result in a $2 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed and functioning effectively as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2024, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
January 2024 (January 1-31)	439,240	$39.87	439,240	$152,838,652
February 2024 (February 1-29)	185,154	$40.54	185,154	$145,463,345
March 2024 (March 1-31)	—	$—	—	$145,586,465
Total	624,394	$40.07	624,394	$145,586,465
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
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
3.2
Certificate of Amendment to Restated Certificate of Incorporation of Wyndham Worldwide Corporation effective as of May 31, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed June 4, 2018).

3.3
Certificate of Amendment to Restated Certificate of Incorporation of Wyndham Destinations, Inc., effective as of February 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 17, 2021).

3.4	Fourth Amended and Restated Bylaws of Travel + Leisure Co., effective as of November 8, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2023).
10.1*	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 12, 2024).
10.2*	Form of Award Agreement for Performance Stock Units, dated March 12, 2024.
10.3*	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 12, 2024.
10.4*	Separation Agreement, dated February 13, 2024, between Travel + Leisure Co. and Olivier Chavy.
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: April 24, 2024	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: April 24, 2024	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer