Form 10-Q
period 2024-06-30
Travel & Leisure Co.
filed 2024-07-24
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
69,761,786 shares of common stock outstanding as of June 30, 2024.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Tampa, FL
July 24, 2024

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues
Service and membership fees	$413	$424	$832	$844
Vacation ownership interest sales	441	401	810	739
Consumer financing	111	103	221	206
Other	20	21	37	40
Net revenues	985	949	1,900	1,829
Expenses
Operating	442	427	880	847
Cost of vacation ownership interests	21	33	55	64
Consumer financing interest	33	27	66	52
Marketing	144	127	265	238
General and administrative	128	114	239	239
Depreciation and amortization	28	28	56	55
Restructuring	—	11	—	11
Asset recoveries, net	—	(1)	—	(1)
Total expenses	796	766	1,561	1,505
Loss on sale of business	—	—	—	2
Operating income	189	183	339	322
Interest expense	63	61	127	119
Other (income), net	(4)	—	(5)	(1)
Interest (income)	(3)	(3)	(8)	(6)
Income before income taxes	133	125	225	210
Provision for income taxes	36	36	62	58
Net income from continuing operations	97	89	163	152
Gain on disposal of discontinued business, net of income taxes	32	5	32	5
Net income attributable to Travel + Leisure Co. shareholders	$129	$94	$195	$157

Basic earnings per share
Continuing operations	$1.36	$1.18	$2.29	$1.99
Discontinued operations	0.46	0.07	0.45	0.07
	$1.82	$1.25	$2.74	$2.06
Diluted earnings per share
Continuing operations	$1.36	$1.18	$2.28	$1.98
Discontinued operations	0.45	0.07	0.45	0.07
	$1.81	$1.25	$2.73	$2.05

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$129	$94	$195	$157

Foreign currency translation adjustments, net of tax	3	2	(12)	—
Other comprehensive income/(loss), net of tax	3	2	(12)	—
Comprehensive income attributable to Travel + Leisure Co. shareholders	$132	$96	$183	$157

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$166	$282
Restricted cash (VIE - $89 as of 2024 and $96 as of 2023)	166	176
Trade receivables, net	176	179
Vacation ownership contract receivables, net (VIE - $2,206 as of 2024 and $2,291 as of 2023)	2,562	2,527
Inventory	1,206	1,135
Prepaid expenses	252	229
Property and equipment, net	596	655
Goodwill	968	962
Other intangibles, net	216	199
Other assets	385	394
Total assets	$6,693	$6,738
Liabilities and (deficit)
Accounts payable	$50	$73
Accrued expenses and other liabilities	788	807
Deferred income	453	442
Non-recourse vacation ownership debt (VIE)	2,000	2,071
Debt	3,577	3,575
Deferred income taxes	709	687
Total liabilities	7,577	7,655
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 224,403,040 issued as of 2024 and 223,767,468 as of 2023	2	2
Treasury stock, at cost – 154,518,072 shares as of 2024 and 152,336,714 shares as of 2023	(7,292)	(7,196)
Additional paid-in capital	4,298	4,279
Retained earnings	2,189	2,067
Accumulated other comprehensive loss	(82)	(70)
Total stockholders’ (deficit)	(885)	(918)
Noncontrolling interest	1	1
Total (deficit)	(884)	(917)
Total liabilities and (deficit)	$6,693	$6,738

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$195	$157
Gain on disposal of discontinued business, net of income taxes	(32)	(5)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	191	158
Depreciation and amortization	56	55
Deferred income taxes	24	36
Stock-based compensation	20	22
Non-cash interest	12	9
Non-cash lease expense	6	7
Loss on sale of business	—	2
Other, net	(1)	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	13	1
Vacation ownership contract receivables	(235)	(216)
Inventory	(2)	11
Prepaid expenses	(24)	(45)
Other assets	4	(31)
Accounts payable, accrued expenses, and other liabilities	(14)	(71)
Deferred income	8	16
Net cash provided by operating activities	221	110
Investing activities
Acquisitions, net of cash acquired	(44)	(6)
Property and equipment additions	(38)	(28)
Proceeds from sale of assets	1	—
Other, net	—	1
Net cash used in investing activities	(81)	(33)
Financing activities
Proceeds from non-recourse vacation ownership debt	657	687
Principal payments on non-recourse vacation ownership debt	(728)	(758)
Proceeds from debt	949	1,062
Principal payments on debt	(650)	(672)
Repayment of notes	(304)	(403)
Repurchase of common stock	(94)	(202)
Dividends to shareholders	(73)	(71)
Net share settlement of incentive equity awards	(9)	(10)
Payment of deferred acquisition consideration	(9)	(14)
Debt issuance/modification costs	(7)	(5)
Repayments of vacation ownership inventory arrangement	—	(6)
Proceeds from issuance of common stock	7	6
Net cash used in financing activities	(261)	(386)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5)	(1)
Net change in cash, cash equivalents and restricted cash	(126)	(310)
Cash, cash equivalents and restricted cash, beginning of period	458	688
Cash, cash equivalents and restricted cash, end of period	332	378
Less: Restricted cash	166	164
Cash and cash equivalents	$166	$214
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2023	71.4	$2	$(7,196)	$4,279	$2,067	$(70)	$1	$(917)
Net income	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(0.6)	—	(25)	—	—	—	—	(25)
Dividends ($0.50 per share)	—	—	—	—	(36)	—	—	(36)
Other	—	—	—	2	—	—	—	2
Balance as of March 31, 2024	71.3	2	(7,221)	4,281	2,097	(85)	1	(925)
Net income	—	—	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	—	3	—	3
Stock option exercises	0.1	—	—	1	—	—	—	1
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	11	—	—	—	11
Repurchase of common stock	(1.6)	—	(70)	—	—	—	—	(70)
Dividends ($0.50 per share)	—	—	—	—	(37)	—	—	(37)
Other	—	—	(1)	—	—	—	—	(1)
Balance as of June 30, 2024	69.9	$2	$(7,292)	$4,298	$2,189	$(82)	$1	$(884)
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Management fee revenues	$113	$108	$227	$215
Reimbursable revenues	97	97	194	189
Property management fees and reimbursable revenues	$210	$205	$421	$404

One of the associations that the Company manages paid its Travel and Membership segment $9 million and $8 million for exchange services during the three months ended June 30, 2024 and 2023, and $17 million during both the six months ended June 30, 2024 and 2023.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	June 30, 2024	December 31, 2023
Deferred subscription revenue	$159	$161
Deferred VOI trial package revenue	140	136
Deferred VOI incentive revenue	84	81
Deferred exchange-related revenue (a)	60	59
Deferred co-branded credit card programs revenue	5	6
Deferred other revenue	6	1
Total	$454	$444

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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Six Months Ended
	June 30,
	2024	2023
Beginning balance	$444	$400
Additions	173	177
Revenue recognized	(163)	(153)
Ending balance	$454	$424
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of June 30, 2024 and December 31, 2023, these capitalized costs were $47 million and $46 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2024, the capitalized costs were $17 million, of which $11 million was included in Prepaid expenses and $6 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2024 - 6/30/2025	7/1/2025 - 6/30/2026	7/1/2026 - 6/30/2027	Thereafter	Total
Subscription revenue	$91	$35	$16	$17	$159
VOI trial package revenue	131	3	3	3	140
VOI incentive revenue	84	—	—	—	84
Exchange-related revenue	57	3	—	—	60
Co-branded credit card programs revenue	3	2	—	—	5
Other revenue	6	—	—	—	6
Total	$372	$43	$19	$20	$454
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Vacation Ownership
Vacation ownership interest sales	$441	$401	$810	$739
Property management fees and reimbursable revenues	210	205	421	404
Consumer financing	111	103	221	206
Fee-for-Service commissions	27	41	45	67
Ancillary revenues	18	18	36	37
Total Vacation Ownership	807	768	1,533	1,453

Travel and Membership
Transaction revenues	126	126	266	273
Subscription revenues	44	46	90	91
Ancillary revenues	7	7	14	15
Total Travel and Membership	177	179	370	379

Corporate and other
Ancillary revenues	1	3	1	3
Eliminations	—	(1)	(4)	(6)
Total Corporate and other	1	2	(3)	(3)

Net revenues	$985	$949	$1,900	$1,829

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$97	$89	$163	$152
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	32	5	32	5
Net income attributable to Travel + Leisure Co. shareholders	$129	$94	$195	$157

Basic earnings per share (a)
Continuing operations	$1.36	$1.18	$2.29	$1.99
Discontinued operations	0.46	0.07	0.45	0.07
	$1.82	$1.25	$2.74	$2.06

Diluted earnings per share (a)
Continuing operations	$1.36	$1.18	$2.28	$1.98
Discontinued operations	0.45	0.07	0.45	0.07
	$1.81	$1.25	$2.73	$2.05

Basic weighted average shares outstanding	70.8	75.2	71.2	76.3
RSUs,(b) PSUs (c) and NQs (d)	0.2	0.3	0.3	0.5
Diluted weighted average shares outstanding (e)	71.0	75.5	71.5	76.8

Dividends:
Aggregate dividends paid to shareholders (f)	$35	$35	$73	$71

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.8 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2024 and 1.3 million and 1.2 million of RSUs that would have been anti-dilutive to EPS for the three and six months ended June 30, 2023. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.9 million for both the three and six months ended June 30, 2024 and 0.9 million of PSUs for both the three and six months ended June 30, 2023, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.9 million and 1.4 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2024 and 2.3 million of outstanding NQs for both the three and six months ended June 30, 2023. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.50 and $1.00 per share during the three and six months ended June 30, 2024 and $0.45 and $0.90 per share during the three and six months ended June 30, 2023.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2023	127.8	$6,411
Repurchases	2.2	95
As of June 30, 2024	130.0	$6,506
On August 20, 2007, the Company’s Board of Directors authorized a share repurchase program that enabled it to purchase its common stock. As of June 30, 2024, the Board of Directors has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $84 million since the inception of this program. As of June 30, 2024, the Company had $578 million of remaining availability in its program.
The Company had $3 million of excise tax related to share repurchases accrued as of June 30, 2024 and December 31, 2023, included within Treasury stock on the Condensed Consolidated Balance Sheets.
5.    Acquisitions
Accor Vacation Club. On March 1, 2024, the Company acquired the vacation ownership business of Accor for $50 million ($44 million net of cash acquired) subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during the second quarter of 2024. This acquisition creates a new line of business for Travel + Leisure Co. as Accor Vacation Club adds to the Company’s portfolio of brand affiliations and expands its international portfolio in the Asia Pacific region. Accor will receive a percentage of the associated vacation ownership sales revenue as a licensing fee under a licensing agreement.
This transaction was accounted for as a business acquisition. As of June 30, 2024, the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation included: (i) $22 million of definite-lived intangible assets with a weighted average life of 26 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $7 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. This business is included within the Vacation Ownership segment.
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
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing. The Company made additional payments of $20 million, $20 million, and $15 million during each of the second quarters of 2021, 2022, and 2023, and its final payment of $10 million during the second quarter of 2024. The majority of these payments were reflected as cash used in Financing activities on the Condensed Consolidated Statements of Cash Flows. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business. In connection with this sale, during the three and six months ended June 30, 2024 the Company recognized a $32 million Gain on disposal of discontinued business, net of income taxes, and a $5 million Gain on disposal of discontinued business, net of income taxes during the three and six months ended June 30, 2023. These gains resulted from the expiration of certain guarantees made in connection with the sales agreement. See Note 21—Transactions with Former Parent and Former Subsidiaries for additional details.
7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Vacation ownership contract receivables:
Securitized (a)	$2,206	$2,291
Non-securitized (b)	930	810
Vacation ownership contract receivables, gross	3,136	3,101
Less: allowance for loan losses	574	574
Vacation ownership contract receivables, net	$2,562	$2,527

(a)Excludes $17 million and $18 million of accrued interest on VOCRs as of June 30, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both June 30, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2024, the Company’s securitized VOCRs generated interest income of $79 million and $159 million. During the three and six months ended June 30, 2023, the Company’s securitized VOCRs generated interest income of $78 million and $154 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the six months ended June 30, 2024 and 2023, the Company had net VOCR originations of $728 million and $674 million, and received principal collections of $493 million and $458 million. The weighted average interest rate on outstanding VOCRs was 14.7% as of both June 30, 2024 and December 31, 2023.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Six Months Ended
	June 30,
	2024	2023
Allowance for loan losses, beginning balance	$574	$541
Provision for loan losses, net (a)	191	158
Contract receivables write-offs, net	(191)	(154)
Allowance for loan losses, ending balance	$574	$545

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
The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,831	$742	$137	$84	$185	$2,979
31 - 60 days	20	25	12	2	7	66
61 - 90 days	15	17	10	1	9	52
91 - 120 days	9	13	11	1	5	39
Total	$1,875	$797	$170	$88	$206	$3,136

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,835	$735	$120	$83	$183	$2,956
31 - 60 days	22	28	13	2	1	66
61 - 90 days	12	16	10	1	—	39
91 - 120 days	10	16	12	2	—	40
Total	$1,879	$795	$155	$88	$184	$3,101
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
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$504	$138	$—	$22	$79	$743
2023	562	264	58	21	60	965
2022	317	154	44	12	16	543
2021	139	72	22	3	10	246
2020	69	32	8	3	9	121
Prior	284	137	38	27	32	518
Total	$1,875	$797	$170	$88	$206	$3,136

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$850	$292	$27	$33	$107	$1,309
2022	407	202	46	14	18	687
2021	172	90	27	4	12	305
2020	86	39	10	4	10	149
2019	131	65	18	11	13	238
Prior	233	107	27	22	24	413
Total	$1,879	$795	$155	$88	$184	$3,101

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Six Months Ended
June 30, 2024
2024	$1
2023	94
2022	43
2021	17
2020	7
Prior	31
Total	$193
8.    Inventory
Inventory consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Completed VOI inventory	$966	$899
Estimated VOI recoveries	205	207
Land held for VOI development	29	20
VOI construction in process	3	5
Vacation exchange credits and other	3	4
Total inventory	$1,206	$1,135
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $56 million during the six months ended June 30, 2024 and net transfers of VOI inventory to property and equipment of $16 million during the six months ended June 30, 2023.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Las Vegas (a)	Other (b)	Total
December 31, 2023	$—	$8	$8
Purchases	—	54	54
Payments	—	(57)	(57)
June 30, 2024	$—	$5	$5

December 31, 2022	$30	$7	$37
Purchases	—	27	27
Payments	(30)	(26)	(56)
June 30, 2023	$—	$8	$8

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Capitalized software	$779	$756
Building and leasehold improvements (a)	623	665
Furniture, fixtures and equipment	164	168
Finance leases	44	41
Land	28	28
Construction in progress	24	24
Total property and equipment	1,662	1,682
Less: accumulated depreciation and amortization	1,066	1,027
Property and equipment, net	$596	$655

(a)Includes $196 million and $256 million of unregistered VOI inventory as of June 30, 2024 and December 31, 2023.
10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,593	$1,707
USD bank conduit facility (due September 2025) (c)	309	261
AUD/NZD bank conduit facility (due December 2024) (d)	98	103
Total	$2,000	$2,071

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$304	$—
$300 million 2018 secured term loan B (due May 2025) (g)	282	284
$598 million 2023 secured incremental term loan B (due December 2029) (h)	582	583
$300 million 5.65% secured notes (due April 2024)	—	300
$350 million 6.60% secured notes (due October 2025) (i)	348	348
$650 million 6.625% secured notes (due July 2026)	647	646
$400 million 6.00% secured notes (due April 2027) (j)	404	404
$650 million 4.50% secured notes (due December 2029)	644	643
$350 million 4.625% secured notes (due March 2030)	347	347
Finance leases	19	20
Total	$3,577	$3,575

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.33 billion and $2.42 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2024 and December 31, 2023.
(b)The carrying amounts of the term notes are net of deferred financing costs of $20 million and $22 million as of June 30, 2024 and December 31, 2023.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $17 million and $20 million as of June 30, 2024 and December 31, 2023, and net of unamortized debt financing costs of $10 million and $12 million as of June 30, 2024 and December 31, 2023.
(f)The weighted average effective interest rate on facility borrowings was 7.61% and 7.47% as of June 30, 2024 and December 31, 2023.

(g)The weighted average effective interest rate on facility borrowings was 7.81% and 7.49% as of June 30, 2024 and December 31, 2023.
(h)The weighted average effective interest rate on facility borrowings was 8.77% and 9.25% as of June 30, 2024 and December 31, 2023.
(i)Includes $1 million and $2 million of unamortized losses from the settlement of a derivative as of June 30, 2024 and December 31, 2023.
(j)Includes $5 million and $6 million of unamortized gains from the settlement of a derivative as of June 30, 2024 and December 31, 2023.
Sierra Timeshare 2024-1 Receivables Funding LLC
On March 21, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-1 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.66%. The advance rate for this transaction was 95.25%.
Maturities and Capacity
The Company’s outstanding indebtedness as of June 30, 2024, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$219	$296	$515
Between 1 and 2 years	482	361	843
Between 2 and 3 years	191	1,365	1,556
Between 3 and 4 years	198	7	205
Between 4 and 5 years	198	6	204
Thereafter	712	1,542	2,254
	$2,000	$3,577	$5,577
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of June 30, 2024, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$749	$1,000
Less: outstanding borrowings	407	304
Less: letters of credit	—	2
Available capacity	$342	$694

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
As of June 30, 2024, the Company’s interest coverage ratio was 4.15 to 1.0 and the first lien leverage ratio was 3.50 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2024, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2024, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $63 million and $127 million during the three and six months ended June 30, 2024, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million and $1 million of capitalized interest during each period. Cash paid related to such interest was $130 million during the six months ended June 30, 2024.
The Company incurred interest expense of $61 million and $119 million during the three and six months ended June 30, 2023, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $121 million during the six months ended June 30, 2023.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $66 million during the three and six months ended June 30, 2024, and $27 million and $52 million during the three and six months ended June 30, 2023. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $55 million and $41 million for the six months ended June 30, 2024 and 2023.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2024	December 31, 2023
Securitized contract receivables, gross (a)	$2,206	$2,291
Securitized restricted cash (b)	89	96
Interest receivables on securitized contract receivables (c)	17	18
Other assets (d)	13	13
Total SPE assets	2,325	2,418
Non-recourse term notes (e) (f)	1,593	1,707
Non-recourse conduit facilities (e)	407	364
Other liabilities (g)	3	4
Total SPE liabilities	2,003	2,075
SPE assets in excess of SPE liabilities	$322	$343

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
(f)Includes deferred financing costs of $20 million and $22 million as of June 30, 2024 and December 31, 2023, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $930 million and $810 million as of June 30, 2024 and December 31, 2023.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2024	December 31, 2023
SPE assets in excess of SPE liabilities	$322	$343
Non-securitized contract receivables	930	810
Less: allowance for loan losses	574	574
Total, net	$678	$579
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
As of June 30, 2024, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of June 30, 2024 and 2023.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,562	$2,878	$2,527	$2,829
Liabilities
Debt (Level 2)	$5,577	$5,496	$5,646	$5,541
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
13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of June 30, 2024, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2024 and 2023, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and six months ended June 30, 2024 or 2023.
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
The Company’s effective tax rate was 27.4% and 29.1% for the three months ended June 30, 2024 and 2023; and 27.9% and 27.6% for the six months ended June 30, 2024 and 2023. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by an increase in foreign taxes and an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes. The effective tax rate for the three months ended June 30, 2023 was primarily impacted by an increase in state taxes due to state legislative changes and an increase to the valuation allowance on foreign tax credits. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by an increase to the valuation allowance on foreign tax credits and the portion of stock-based compensation expense that is not deductible for tax purposes, partially offset by a decrease in unrecognized tax benefits.
The Company made income tax payments, net of tax refunds, of $47 million and $80 million during the six months ended June 30, 2024 and 2023.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$5	$5	$10	$11

Short-term lease cost	$4	$3	$7	$7

Finance lease cost:
Amortization of right-of-use assets	$3	$2	$5	$4
Interest on lease liabilities	—	—	1	—
Total finance lease cost	$3	$2	$6	$4

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$47	$46
Operating lease liabilities	Accrued expenses and other liabilities	$84	$87

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$21
Finance lease liabilities	Debt	$19	$20

Weighted average remaining lease term:
Operating leases		4.6 years	5.1 years
Finance leases		2.7 years	2.8 years
Weighted average discount rate:
Operating leases (b)		6.1%	6.0%
Finance leases		6.6%	6.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15	$16
Operating cash outflows from finance leases	$1	$—
Financing cash outflows from finance leases	$5	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9	$1
Finance leases	$5	$10
The table below presents maturities of lease liabilities as of June 30, 2024 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2024	$15	$5
2025	27	9
2026	16	5
2027	14	2
2028	12	—
Thereafter	13	—
Total minimum lease payments	97	21
Less: amount of lease payments representing interest	(13)	(2)
Present value of future minimum lease payments	$84	$19
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $4 million and $7 million as of June 30, 2024 and December 31, 2023. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2024, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $20 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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

17.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive loss	(13)	—	(13)
Balance, June 30, 2024	$(183)	$1	$(182)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive income	1	—	1
Balance, June 30, 2024	$100	$—	$100

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive loss	(12)	—	(12)
Balance, June 30, 2024	$(83)	$1	$(82)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive income	1	—	1
Balance, June 30, 2023	$(177)	$—	$(177)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	(1)	—	(1)
Balance, June 30, 2023	$98	$—	$98

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive income	—	—	—
Balance, June 30, 2023	$(79)	$—	$(79)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the six months ended June 30, 2024 or 2023.
18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2024, based on number of awards granted at target performance levels, 10.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2024, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the six months ended June 30, 2023, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $21 million in the form of PSUs, based on target performance.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the six months ended June 30, 2024, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2023	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, June 30, 2024
RSUs
Number of RSUs	1.6	0.7	(0.5)	(0.1)	1.7	(c)
Weighted average grant price	$47.11	$45.20	$47.94	$48.06	$45.95

PSUs
Number of PSUs	0.8	0.2	(0.1)	—	0.9	(d)
Weighted average grant price	$47.29	$45.21	$59.00	$—	$45.20

NQs
Number of NQs	2.3	—	(0.1)	(0.7)	1.5	(e)
Weighted average grant price	$44.88	$—	$42.47	$48.64	$43.35

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $64 million as of June 30, 2024, which is expected to be recognized over a weighted average period of 2.8 years.
(d)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $13 million as of June 30, 2024, which is expected to be recognized over a weighted average period of 2.1 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $42 million which would be recognized over a weighted average period of 1.7 years.
(e)There were 1.2 million NQs which were exercisable as of June 30, 2024. These exercisable NQs will expire over a weighted average period of 5.4 years and carry a weighted average grant date fair value of $8.78. Unrecognized compensation expense for NQs was $1 million as of June 30, 2024, which is expected to be recognized over a weighted average period of 0.7 years.
The Company did not grant any stock options during the six months ended June 30, 2024 or 2023. The fair value of stock options granted by the Company prior to 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The total intrinsic value of options exercised was less than $1 million during both the six months ended June 30, 2024 and 2023. The vest date fair value of shares that vested during the six months ended June 30, 2024 and 2023 was $33 million and $36 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $11 million and $20 million during the three and six months ended June 30, 2024, and $12 million and $22 million during the three and six months ended June 30, 2023 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the six months ended June 30, 2024 and 2023 the Company recognized $5 million and $6 million of tax benefits associated with stock-based compensation.
The Company paid $9 million and $10 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2024 and 2023. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the six months ended June 30, 2024 and 2023 and recognized $1 million of compensation expense for each of these issuances. The value of shares issued under this plan was $5 million during both the six months ended June 30, 2024 and 2023.
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
The following tables present the Company’s segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net revenues	2024	2023	2024	2023
Vacation Ownership	$807	$768	$1,533	$1,453
Travel and Membership	177	179	370	379
Total reportable segments	984	947	1,903	1,832
Corporate and other (a)	1	2	(3)	(3)
Total Company	$985	$949	$1,900	$1,829

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$129	$94	$195	$157
Gain on disposal of discontinued business, net of income taxes	(32)	(5)	(32)	(5)
Interest expense	63	61	127	119
Interest (income)	(3)	(3)	(8)	(6)
Provision for income taxes	36	36	62	58
Depreciation and amortization	28	28	56	55
Legacy items	12	2	13	7
Stock-based compensation	11	12	20	22
Restructuring	—	11	—	11
Acquisition and divestiture related costs	—	—	2	—
Loss on sale of business (b)	—	—	—	2
Adjusted EBITDA	$244	$236	$435	$420

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Adjusted EBITDA	2024	2023	2024	2023
Vacation Ownership	$206	$187	$340	$319
Travel and Membership	62	62	137	133
Total reportable segments	268	249	477	452
Corporate and other (a)	(24)	(13)	(42)	(32)
Total Company	$244	$236	$435	$420

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.

Segment Assets (a)	June 30, 2024	December 31, 2023
Vacation Ownership	$5,046	$4,980
Travel and Membership	1,343	1,353
Total reportable segments	6,389	6,333
Corporate and other	304	405
Total Company	$6,693	$6,738

(a)Excludes investment in consolidated subsidiaries.
20.    Restructuring
2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Condensed Consolidated Balance Sheets. All material initiative and related expenses have been incurred as of December 31, 2023. As of December 31, 2023, this restructuring liability was $15 million. This liability was reduced by $11 million of cash payments during the six months ended June 30, 2024. The remaining 2023 restructuring liability of $4 million is expected to be paid by the end of 2025.
The Company has additional restructuring plans which were implemented prior to 2023. As of December 31, 2023, the restructuring liability related to these plans was $18 million. This liability was reduced by $3 million of cash payments during the six months ended June 30, 2024. The remaining liability of $15 million, most of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2023	Costs Recognized	Cash Payments	June 30, 2024
Facility-related	$17	$—	$(2)	$15
Personnel-related	16	—	(12)	4
	$33	$—	$(14)	$19
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
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During the second quarter of 2023 Cendant filed a petition for rehearing. On April 10, 2024, Cendant’s petition was denied, and the Company is currently awaiting the final notice for the required payment, one third of which is the responsibility of Wyndham Hotels.
As of both June 30, 2024 and December 31, 2023, the Cendant separation and related liabilities were $24 million and $23 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2024. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During the second quarter of 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Condensed Consolidated Statements of Income. During the second quarter of 2024, the remaining indemnifications expired which resulted in the recognitions of a $32 million Gain on disposal of discontinued business, net of taxes with an offsetting $12 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Condensed Consolidated Statements of Income.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £31 million ($39 million USD) at June 30, 2024. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at June 30, 2024, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was recorded in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa LLC (“Vacasa”), the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2024.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during both the six months ended June 30, 2024 and 2023.
23.    Subsequent Event
Sierra Timeshare 2024-2 Receivables Funding LLC
On July 22, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-2 Receivables Funding LLC, with an initial principal amount of $375 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.56%. The advance rate for this transaction was 96%.

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
Economic Conditions and Key Business Trends
During the first half of 2024, our business saw strong demand for leisure travel which resulted in higher tours and Gross VOI sales at our Vacation Ownership business, as compared to the prior year. Our volume per guest (“VPGs”) also continued to perform above pre-pandemic levels, despite VPG levels moderating in response to our strategic shift to increase our mix of new owners, which generally produce lower VPGs and lower close rates. This strategic shift was made to grow our pipeline of potential future owner upgrade sales.
The first half of 2024 also highlighted the impact of cost savings realized as a result of the strategic realignment of our Travel and Membership segment at the end of 2023. As a result of those cost saving initiatives we saw an increase in net income and Adjusted EBITDA at this segment despite a decrease in revenue as compared to the prior year. The Travel and Membership segment was also benefited by pricing increases which led to higher revenue per transaction and served to partially offset the impact of lower transactions, as compared to the prior year. Lower transactions compared to the prior year were primarily the result of an increasing mix of exchange members with a club affiliation, who have a lower transaction propensity.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to an increase in delinquencies on loans with original FICO scores below 700. We expect this to continue to impact our loan loss provision for the remainder of the year.
While we are experiencing the benefits of positive demand trends, recent inflationary pressures, high interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. While higher interest rates negatively impacted our interest expense during the three and six months ended June 30, 2024, a trend we expect to peak in the third quarter of 2024, at the end of the first quarter and subsequent to the end of the second quarter, we closed on term securitizations with lower blended interest rates and higher advance rates than our securitization in the fourth quarter of 2023. Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions. This business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
Accor Vacation Club Acquisition
On March 1, 2024, we acquired Accor Vacation Club for $50 million ($44 million net of cash acquired). The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during the second quarter of 2024. Accor Vacation Club represents 24 resorts and nearly 30,000 members. This acquisition is expected to help the two companies establish a relationship to develop new timeshare products in the Asia Pacific, Middle East, Africa, and Türkiye regions under the Accor Vacation Club brand, leveraging the Travel + Leisure Co. global platform. Accor will receive a percentage of vacation ownership sales revenue as a licensing fee under the exclusive licensing agreement and we received the exclusive right to develop new vacation ownership clubs and products in the foregoing regions, utilizing the Accor Vacation Club brand. This acquisition is included within the Vacation Ownership segment. See Note 5—Acquisitions to the Condensed Consolidated Financial Statements for additional details.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2024 and 2023. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2024	2023	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$607	$557	8.9
Tours (in 000s) (c)	192	170	12.7
Volume per guest (d)	$3,051	$3,150	(3.1)
Travel and Membership (a)
Transactions (in 000s) (e)
Exchange	220	236	(6.5)
Travel Club	179	180	(0.9)
Total transactions	399	416	(4.1)
Revenue per transaction(f)
Exchange	$366	$359	1.9
Travel Club	$251	$229	9.9
Total revenue per transaction	$315	$303	4.0
Average number of exchange members (in 000s) (g)	3,450	3,502	(1.5)

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
(g)Represents the average number of paid members in our vacation exchange programs who are considered to be in good standing, during a given reporting period.
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2024 and 2023 (in millions):

	2024	2023
Vacation ownership interest sales, net	$441	$401
Loan loss provision	113	86
Gross VOI sales, net of Fee-for-Service sales	554	487
Fee-for-Service sales (1)	53	70
Gross VOI sales	$607	$557

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. There were $27 million and $41 million of Fee-for-Service commission revenues for the three months ended June 30, 2024 and 2023. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2024	2023	Favorable/(Unfavorable)
Net revenues	$985	$949	$36
Expenses	796	766	(30)
Operating income	189	183	6
Interest expense	63	61	(2)
Interest (income)	(3)	(3)	—
Other (income), net	(4)	—	4
Income before income taxes	133	125	8
Provision for income taxes	36	36	—
Net income from continuing operations	97	89	8
Gain on disposal of discontinued business, net of income taxes	32	5	27
Net income attributable to Travel + Leisure Co. shareholders	$129	$94	$35
Net revenues increased $36 million for the three months ended June 30, 2024, compared with the same period last year. This increase in net revenues was unfavorably impacted by foreign currency of $1 million (0.1%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$39 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher mix of new owners which generally produce lower VPGs, and lower close rates; increased consumer financing revenues primarily due to a higher average portfolio balance; and higher property management revenues resulting from higher property management fees; partially offset by a decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments; and
•$1 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in subscription revenue and lower transactions, partially offset by increased revenue per transaction resulting from price increases.
Expenses increased $30 million for the three months ended June 30, 2024, compared with the same period last year. This increase in expenses, excluding immaterial foreign currency impacts, was primarily the result of:
•$17 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$17 million increase in marketing costs in support of increased tour flow and new owner mix;
•$14 million increase in general and administrative expenses driven by $12 million of legacy expense related to the reversal of a receivable that represented Wyndham Hotels one-third portion of a guarantee associated with the sale of the European vacation rentals business, which expired during the quarter; and a
•$6 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance.
These increases were partially offset by an $11 million decrease in cost of VOIs sold primarily due to product mix, $11 million decrease in restructuring charges, and a $9 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Interest expense increased $2 million for the three months ended June 30, 2024 compared with the same period last year primarily due to a higher average outstanding debt balance and higher interest rates on variable borrowings.
Other income increased $4 million for the three months ended June 30, 2024 compared with the same period last year primarily due to asset sales during the current period.
Our effective tax rates were 27.4% and 29.1% during the three months ended June 30, 2024 and 2023. The effective tax rate for the three months ended June 30, 2024, was primarily impacted by an increase in foreign taxes and an increase in unrecognized tax benefits. The effective tax rate for the three months ended June 30, 2023, was primarily impacted by an increase in state taxes due to state legislative changes and an increase to the valuation allowance on foreign tax credits.

Gain on disposal of discontinued business, net of income taxes was $32 million and $5 million during the three months ended June 30, 2024 and 2023, resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $35 million for the three months ended June 30, 2024 as compared to the same period last year.
Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2024	2023
Vacation Ownership	$807	$768
Travel and Membership	177	179
Total reportable segments	984	947
Corporate and other (a)	1	2
Total Company	$985	$949

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$129	$94
Gain on disposal of discontinued business, net of income taxes	(32)	(5)
Interest expense	63	61
Interest (income)	(3)	(3)
Provision for income taxes	36	36
Depreciation and amortization	28	28
Legacy items	12	2
Stock-based compensation	11	12
Restructuring	—	11
Adjusted EBITDA	$244	$236

	Three Months Ended
	June 30,
Adjusted EBITDA	2024	2023
Vacation Ownership	$206	$187
Travel and Membership	62	62
Total reportable segments	268	249
Corporate and other (a)	(24)	(13)
Total Company	$244	$236

(a)Includes the elimination of transactions between segments.
Vacation Ownership
Net revenues increased $39 million and Adjusted EBITDA increased $19 million during the three months ended June 30, 2024, compared with the same period of 2023. The increases in net revenue and Adjusted EBITDA were not materially impacted by foreign currency.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$67 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 12.7% increase in tours, partially offset by a 3.1% decrease in VPG due to a higher mix of new owner tours (57% in the current period compared to 52% in the same period of 2023) which generally produce lower VPGs and lower close rates;
•$8 million increase in consumer financing revenues primarily due to a higher average portfolio balance; and
•$5 million increase in property management revenues primarily due to higher management fees.

These increases were partially offset by a $26 million increase in our provision for loan losses primarily due to higher net originations and a $15 million decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$20 million increase in marketing costs in support of increased tour flow and new owner mix;
•$17 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$6 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance; and
•$2 million increase in property management expenses due to higher resort operating costs and expenses.
These increases were partially offset by:
•$11 million decrease in cost of VOIs sold primarily due to product mix;
•$9 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume; and a
•$4 million decrease in general and administrative expenses primarily due to lower professional fees.
Travel and Membership
Net revenues decreased $2 million and Adjusted EBITDA was flat during the three months ended June 30, 2024, compared with the same period of 2023. The net revenues decrease was unfavorably impacted by foreign currency of $1 million (0.6%) and Adjusted EBITDA was not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by a $1 million decrease in subscription revenue and lower transactions, partially offset by increased revenue per transaction resulting from price increases. Subscription revenue and transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the net revenue decrease explained above, Adjusted EBITDA was positively impacted by a $3 million decrease in marketing costs and a $2 million decrease in other operating costs which were partially offset by a $3 million increase in cost of sales due to a heavier weighting of rentals.
Corporate and other
For the three months ended June 30, 2024 compared to the same period of 2023, Corporate and other net revenue decreased $1 million and Adjusted EBITDA decreased $11 million. The decreases in net revenue and Adjusted EBITDA were not materially impacted by foreign currency.
The decrease in net revenue was related to fees charged for managing an insurance program on behalf of homeowners associations.
In addition to the net revenue decrease described above, Adjusted EBITDA was further impacted by $8 million of higher general and administrative costs primarily due to higher employee related costs and professional fees.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2024	2023	Favorable/(Unfavorable)
Net revenues	$1,900	$1,829	$71
Expenses	1,561	1,505	(56)
Loss on sale of business	—	2	2
Operating income	339	322	17
Interest expense	127	119	(8)
Other (income), net	(5)	(1)	4
Interest (income)	(8)	(6)	2
Income before income taxes	225	210	15
Provision for income taxes	62	58	(4)
Net income from continuing operations	163	152	11
Gain on disposal of discontinued business, net of income taxes	32	5	27
Net income attributable to Travel + Leisure Co. shareholders	$195	$157	$38
Net revenues increased $71 million for the six months ended June 30, 2024 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $2 million (0.1%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$82 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to higher mix of new owner tours which generally produce lower VPGs, and lower close rates; higher property management revenues resulting from higher property management fees and reimbursable revenues; and an increase in consumer financing revenues primarily due to a higher average portfolio balance; partially offset by a decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments. This increase in revenues was partially offset by
•$9 million of decreased revenues at our Travel and Membership segment driven by lower transactions, partially offset by increased revenue per transaction resulting from price increases.
Expenses increased $56 million for the six months ended June 30, 2024 compared with the same period last year and was favorably impacted by foreign currency of $2 million (0.1%). Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$27 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$27 million increase in marketing costs in support of increased tour flow, and new owner mix;
•$15 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$14 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate.
These increases were partially offset by a:
•$12 million decrease in sales and commission expenses for VOI Fee-for-Service sales due to lower volume;
•$11 million decrease in restructuring charges; and an
•$8 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume.
We recognized a loss on sale of business of $2 million during the six months ended June 30, 2023 resulting from the sale of the Love Home Swap business.
Other income, net of other expense increased $4 million for the six months ended June 30, 2024, compared with the same period last year, primarily due to asset sales and dividend income during the current period.
Interest expense increased $8 million for the six months ended June 30, 2024 compared with the same period last year, primarily due to a higher average outstanding debt balance and higher interest rates on variable borrowings.

Interest income increased $2 million for the six months ended June 30, 2024 compared with the same period last year primarily due to higher interest rates.
Our effective tax rates were 27.9% and 27.6% for the six months ended June 30, 2024 and 2023. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes. The effective tax rate for the six months ended June 30, 2023, was primarily impacted by an increase to the valuation allowance on foreign tax credits and the portion of stock-based compensation expense that is not deductible for tax purposes, partially offset by a decrease in unrecognized tax benefits.
Gain on disposal of discontinued business, net of income taxes was $32 million and $5 million during the six months ended June 30, 2024 and 2023, primarily resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $38 million for the six months ended June 30, 2024 as compared to the same period last year.
Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2024	2023
Vacation Ownership	$1,533	$1,453
Travel and Membership	370	379
Total reportable segments	1,903	1,832
Corporate and other (a)	(3)	(3)
Total Company	$1,900	$1,829

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$195	$157
Gain on disposal of discontinued business, net of income taxes	(32)	(5)
Interest expense	127	119
Interest (income)	(8)	(6)
Provision for income taxes	62	58
Depreciation and amortization	56	55
Stock-based compensation	20	22
Legacy items	13	7
Acquisition and divestiture related costs	2	—
Restructuring	—	11
Loss on sale of business (b)	—	2
Adjusted EBITDA	$435	$420

	Six Months Ended
	June 30,
Adjusted EBITDA	2024	2023
Vacation Ownership	$340	$319
Travel and Membership	137	133
Total reportable segments	477	452
Corporate and other (a)	(42)	(32)
Total Company	$435	$420

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.

Vacation Ownership
Net revenues increased $80 million and Adjusted EBITDA increased $21 million during the six months ended June 30, 2024 compared with the same period of 2023. The net revenue increase was unfavorably impacted by foreign currency of $2 million (0.1%) and the Adjusted EBITDA increase was not materially impacted by foreign currency.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$106 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 13.6% increase in tours, partially offset by a 4.2% decrease in VPG due to higher mix of new owner tours (56% in the current year compared to 50% in the same period of 2023) which generally produce lower VPGs and lower close rates;
•$18 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and
•$15 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $33 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for-Service sales, and a $22 million decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$35 million increase in marketing costs in support of increased tour flow and new owner mix;
•$27 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$15 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and
•$14 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate.
These increases were partially offset by:
•$12 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume;
•$9 million decrease in general and administrative expenses due to decreased information technology expenses and professional fees; and
•$8 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume.
Travel and Membership
Net revenues decreased $9 million and Adjusted EBITDA increased $4 million during the six months ended June 30, 2024 compared with the same period of 2023. The net revenue decrease and the Adjusted EBITDA increase were not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by lower transactions, partially offset by increased revenue per transaction resulting from price increases. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$8 million decrease in marketing costs;
•$7 million of cost savings driven by the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations, including $4 million of general and administrative savings and $3 million of other operating cost savings; partially offset by a
•$3 million increase in cost of sales due to a heavier weighting of rentals.
Corporate and other
For the six months ended June 30, 2024 Corporate and other net revenue was flat between periods and Adjusted EBITDA decreased $10 million compared to 2023. These amounts were not materially impacted by foreign currency.
Corporate and other net revenue was impacted by a $2 million decrease in eliminated transactions between segments, partially offset by a $2 million decrease related to fees charged for managing an insurance program on behalf of homeowners associations.
In addition to the impacts described above, Adjusted EBITDA was further impacted by $10 million of higher general and administrative costs driven by higher employee related costs.

RESTRUCTURING PLANS
2023 Restructuring Plan
We incurred $26 million of charges during 2023 associated with the 2023 restructuring plan. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our facilities by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. As of December 31, 2023, this restructuring liability was $15 million. This liability was reduced by $11 million of cash payments during the six months ended June 30, 2024. The remaining 2023 restructuring liability of $4 million is expected to be paid by the end of 2025.
We also have plans implemented prior to 2023, for which we made $3 million of cash payments during the six months ended June 30, 2024. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of these restructuring activities.
FINANCIAL CONDITION

(In millions)	June 30, 2024	December 31, 2023	Change
Total assets	$6,693	$6,738	$(45)
Total liabilities	$7,577	$7,655	$(78)
Total (deficit)	$(884)	$(917)	$33
Total assets decreased by $45 million from December 31, 2023 to June 30, 2024, primarily due to:
•$116 million decrease in Cash and cash equivalents driven by payment of the $300 million 5.65% notes which were due in April of 2024, $94 million of share repurchases, $73 million of dividend payments, $71 million of net repayments on non-recourse debt, $44 million of net payments related to the acquisition of Accor Vacation Club, and $38 million of property and equipment additions, partially offset by $304 million of net borrowings on the revolving credit facility and $221 million of net cash provided by operating activities; and a
•$59 million decrease in Property and equipment, net driven by $56 million of net transfers of completed VOI inventory to Inventory.
These decreases were partially offset by:
•$71 million increase in Inventory driven by $69 million of inventory additions, including $9 million from the acquisition of Accor Vacation Club, $56 million of net transfers of completed VOI inventory from property and equipment, and an offset of $55 million for the sale of VOI inventory;
•$35 million increase in Vacation ownership contract receivables, net driven by $728 million of VOI originations, partially offset by $493 million of principal collections and net provision for loan losses of $191 million;
•$23 million increase in Prepaid expenses driven by a $14 million increase in prepaid maintenance due to timing of contract renewals and a $11 million increase in prepaid marketing expenses; and a
•$17 million increase in Other intangibles, net resulting from the acquisition of Accor Vacation Club.
Total liabilities decreased by $78 million from December 31, 2023 to June 30, 2024, primarily due to:
•$71 million decrease in Non-recourse vacation ownership debt, primarily due to net repayments;
•$23 million decrease in Accounts payable due to timing of invoice payments; and a
•$19 million decrease in Accrued expenses and other liabilities due to the release of a $36 million accrual related to the expiration of certain guarantees associated with the European vacation rentals business, partially offset by timing of insurance renewal premium payments.
These decreases were partially offset by a $22 million increase in Deferred income taxes primarily driven by installment sales.

Total deficit decreased $33 million from December 31, 2023 to June 30, 2024, primarily due to $195 million of Net income attributable to Travel + Leisure Co. shareholders and a $19 million increase in Additional paid-in-capital primarily due to stock-based compensation, partially offset by $95 million of share repurchases, $73 million of dividends, and $12 million of unfavorable currency translation adjustments driven by fluctuations in exchange rates, primarily the Australian dollar, Euro, Brazilian real, and the British pound sterling.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our 2018 Term Loan B facility due in May 2025. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.
Cash and Cash Equivalents
As of June 30, 2024, we had $166 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed; and on occasion to make certain repayments of debt. The facility expires in October 2026 and had $694 million of available capacity as of June 30, 2024.
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
As of June 30, 2024, our interest coverage ratio was 4.15 to 1.0 and our first lien leverage ratio was 3.50 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2024, we were in compliance with the financial covenants described above.
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
Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2022, we entered into the third amendment to the credit agreement governing our revolving credit facility and the original 2018 Term Loan B facility which provided for the 2022 Incremental Term Loan B facility of $300 million due 2029. On December 20, 2023, we further amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fifth Amendment”). The Fifth Amendment refinanced $298 million of outstanding borrowings under the 2022 Incremental Term, with a 75 basis point rate reduction; and included additional borrowings of $300 million. This new 2023 Incremental Term Loan B facility matures on December 14, 2029. These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
As of June 30, 2024, we had $3.25 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2025 to 2030. During the second quarter of 2024, we used net proceeds from the 2023 Incremental Term Loan B Facility, together with available cash on hand and revolving credit facility borrowings, to repay our outstanding $300 million 5.65% secured notes that came due April 2024 and related fees and expenses.

Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility with a term through September 2025 and our AUD/NZD bank conduit facility, with a term through December 2024, amounting to a combined capacity of $749 million ($342 million available as of June 30, 2024) along with our ability to issue term asset-backed securities, provides sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million during the six months ended June 30, 2024 and subsequent to the end of the quarter, we closed on additional securitization financings of $375 million. During the full year of 2023, we closed on $1.09 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2024, all of our securitized loan pools were in compliance with applicable contractual triggers.
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
Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of June 30, 2024 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	7/1/24 - 6/30/25	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	Thereafter	Total
Debt (a)	$297	$362	$1,364	$7	$6	$1,565	$3,601
Non-recourse debt (b)	229	488	194	200	198	712	2,021
Interest on debt (c)	347	287	192	155	144	68	1,193
Purchase commitments (d)	250	165	118	96	44	26	699
Operating leases	29	21	15	13	11	8	97
Total (e)	$1,152	$1,323	$1,883	$471	$403	$2,379	$7,611

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $534 million for marketing-related activities and $109 million for information technology activities.
(e)Excludes a $32 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $555 million outstanding as of June 30, 2024. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of June 30, 2024, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.
CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the six months ended June 30, 2024 and 2023 (in millions):

Cash provided by/(used in)	2024	2023	Change
Operating activities:	$221	$110	$111
Investing activities:	(81)	(33)	(48)
Financing activities:	(261)	(386)	125
Effects of changes in exchange rates on cash and cash equivalents	(5)	(1)	(4)
Net change in cash, cash equivalents and restricted cash	$(126)	$(310)	$184
Operating Activities
Net cash provided by operating activities was $221 million for the six months ended June 30, 2024, compared to $110 million in the prior year. This $111 million increase was primarily attributable to a decrease in cash utilized for working capital mainly due to timing of tax payments and prepaid service contracts.
Investing Activities
Net cash used in investing activities from continuing operations increased $48 million during the six months ended June 30, 2024. This increase is primarily due to $44 million paid for the acquisition of Accor Vacation Club and a $10 million increase in property and equipment additions.
Financing Activities
Net cash used in financing activities decreased $125 million during the six months ended June 30, 2024, compared to the prior year. This decrease was primarily due to a $108 million decrease in share repurchases and a $99 million decrease in net repayments on the term loan facilities and notes in the current period, partially offset by a $90 million decrease in net proceeds from the revolving credit facility.
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
During the six months ended June 30, 2024, we spent $57 million on vacation ownership development projects (inventory). We believe that our existing Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2024 with anticipated spending between $105 million and $130 million. As we add new brands to our existing portfolio, our spending may increase commensurate with the sales associated with these brands.
During the six months ended June 30, 2024, we spent $38 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2024, we anticipate spending between $90 million and $100 million on capital expenditures, primarily for continuation of information technology digital initiatives, sales center facility and related system enhancements, resort improvements, and new administrative office buildings.
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
Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of June 30, 2024, the Board of Directors has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $84 million since the inception of this program. As of June 30, 2024, we had $578 million of remaining availability in our program.
Under our current share repurchase program, we repurchased 2.2 million shares at an average price of $43.56 for a cost of $95 million during the six months ended June 30, 2024. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.50 per share during the first and second quarters of 2024 and $0.45 per share during the first and second quarters of 2023. The aggregate dividends paid to shareholders were $73 million and $71 million during the six months ended June 30, 2024 and 2023. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the SEC on February 21, 2024, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2024 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2024 compared to 2023. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $2 million change in annual consumer financing interest expense and a $6 million change in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in a change to the fair value of our outstanding forward foreign currency exchange contracts of approximately $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2024, was $407 million in non-recourse debt and $1.17 billion in corporate debt. A 100-basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.
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

(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2024, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
April 2024 (April 1-30)	635,888	$45.62	635,888	$116,580,019
May 2024 (May 1-31)	490,888	$44.82	490,888	$594,580,535
June 2024 (June 1-30)	430,188	$44.17	430,188	$578,086,541
Total (b)	1,556,964	$44.96	1,556,964	$578,086,541
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
(b)Includes 22,356 shares purchased for which the trade date occurred in June 2024 while settlement occurred in July 2024.
On August 20, 2007, our Board of Directors authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board of Directors has since increased the capacity of the Share Repurchase Program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.
For a description of limitations on the payment of our dividends, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) None.
(b) None.
(c) None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Travel + Leisure Co. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 20, 2024).
3.2	Fourth Amended and Restated Bylaws of Travel + Leisure Co., effective as of November 8, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2023).
10.1
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael Brown, dated June 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 20, 2024).

10.2
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael Hug, dated June 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 20, 2024).

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

TRAVEL + LEISURE CO.

Date: July 24, 2024	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: July 24, 2024	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer