Form 10-Q
period 2024-09-30
Travel & Leisure Co.
filed 2024-10-23
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
68,405,120 shares of common stock outstanding as of September 30, 2024.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Cendant, and the sale of the vacation rentals businesses.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of September 30, 2024, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Tampa, FL
October 23, 2024

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues
Vacation ownership interest sales	$455	$433	$1,265	$1,172
Service and membership fees	400	419	1,232	1,263
Consumer financing	114	107	335	313
Other	24	27	61	66
Net revenues	993	986	2,893	2,814
Expenses
Operating	434	428	1,314	1,275
Marketing	152	141	417	379
General and administrative	111	108	350	347
Consumer financing interest	35	29	101	81
Depreciation and amortization	29	28	86	83
Cost of vacation ownership interests	27	43	82	107
Restructuring	14	2	14	12
Asset impairments/(recoveries), net	2	—	2	(1)
Total expenses	804	779	2,366	2,283
Loss on sale of business	—	—	—	2
Operating income	189	207	527	529
Interest expense	63	64	189	183
Other (income), net	(1)	(2)	(6)	(3)
Interest (income)	(3)	(3)	(12)	(9)
Income before income taxes	130	148	356	358
Provision for income taxes	33	38	96	96
Net income from continuing operations	97	110	260	262
Gain on disposal of discontinued business, net of income taxes	—	—	32	5
Net income attributable to Travel + Leisure Co. shareholders	$97	$110	$292	$267

Basic earnings per share
Continuing operations	$1.40	$1.50	$3.68	$3.48
Discontinued operations	—	—	0.45	0.07
	$1.40	$1.50	$4.13	$3.55
Diluted earnings per share
Continuing operations	$1.39	$1.49	$3.66	$3.46
Discontinued operations	—	—	0.45	0.07
	$1.39	$1.49	$4.11	$3.53

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$97	$110	$292	$267

Foreign currency translation adjustments, net of tax	21	(15)	9	(15)
Other comprehensive income/(loss), net of tax	21	(15)	9	(15)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$118	$95	$301	$252

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$194	$282
Restricted cash (VIE - $86 as of 2024 and $96 as of 2023)	155	176
Trade receivables, net	152	179
Vacation ownership contract receivables, net (VIE - $2,218 as of 2024 and $2,291 as of 2023)	2,612	2,527
Inventory	1,208	1,135
Prepaid expenses	233	229
Property and equipment, net	594	655
Goodwill	971	962
Other intangibles, net	215	199
Other assets	364	394
Total assets	$6,698	$6,738
Liabilities and (deficit)
Accounts payable	$55	$73
Accrued expenses and other liabilities	779	807
Deferred income	450	442
Non-recourse vacation ownership debt (VIE)	2,029	2,071
Debt	3,548	3,575
Deferred income taxes	698	687
Total liabilities	7,559	7,655
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 224,443,436 issued as of 2024 and 223,767,468 as of 2023	2	2
Treasury stock, at cost – 156,101,172 shares as of 2024 and 152,336,714 shares as of 2023	(7,362)	(7,196)
Additional paid-in capital	4,309	4,279
Retained earnings	2,250	2,067
Accumulated other comprehensive loss	(61)	(70)
Total stockholders’ (deficit)	(862)	(918)
Noncontrolling interest	1	1
Total (deficit)	(861)	(917)
Total liabilities and (deficit)	$6,698	$6,738

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income	$292	$267
Gain on disposal of discontinued business, net of income taxes	(32)	(5)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	316	257
Depreciation and amortization	86	83
Stock-based compensation	29	31
Non-cash interest	18	15
Deferred income taxes	11	28
Non-cash lease expense	10	12
Asset impairments	2	—
Loss on sale of business	—	2
Other, net	(7)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	40	(23)
Vacation ownership contract receivables	(405)	(354)
Inventory	—	17
Prepaid expenses	(5)	(46)
Other assets	5	(35)
Accounts payable, accrued expenses, and other liabilities	6	(78)
Deferred income	—	27
Net cash provided by operating activities	366	198
Investing activities
Property and equipment additions	(58)	(42)
Acquisitions, net of cash acquired	(44)	(6)
Proceeds from sale of assets	1	—
Other, net	—	2
Net cash used in investing activities	(101)	(46)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,251	1,207
Principal payments on non-recourse vacation ownership debt	(1,294)	(1,282)
Proceeds from debt	1,503	1,404
Principal payments on debt	(1,236)	(960)
Repayment of notes and term loans	(307)	(405)
Repurchase of common stock	(162)	(269)
Dividends to shareholders	(108)	(104)
Debt issuance/modification costs	(12)	(11)
Net share settlement of incentive equity awards	(9)	(10)
Payment of deferred acquisition consideration	(9)	(14)
Repayments of vacation ownership inventory arrangement	—	(6)
Proceeds from issuance of common stock	9	6
Net cash used in financing activities	(374)	(444)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(4)
Net change in cash, cash equivalents and restricted cash	(109)	(296)
Cash, cash equivalents and restricted cash, beginning of period	458	688
Cash, cash equivalents and restricted cash, end of period	349	392
Less: Restricted cash	155	154
Cash and cash equivalents	$194	$238
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2023	71.4	$2	$(7,196)	$4,279	$2,067	$(70)	$1	$(917)
Net income	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(0.6)	—	(25)	—	—	—	—	(25)
Dividends ($0.50 per share)	—	—	—	—	(36)	—	—	(36)
Other	—	—	—	2	—	—	—	2
Balance as of March 31, 2024	71.3	2	(7,221)	4,281	2,097	(85)	1	(925)
Net income	—	—	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	—	3	—	3
Stock option exercises	0.1	—	—	1	—	—	—	1
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	11	—	—	—	11
Repurchase of common stock	(1.6)	—	(70)	—	—	—	—	(70)
Dividends ($0.50 per share)	—	—	—	—	(37)	—	—	(37)
Other	—	—	(1)	—	—	—	—	(1)
Balance as of June 30, 2024	69.9	2	(7,292)	4,298	2,189	(82)	1	(884)
Net income	—	—	—	—	97	—	—	97
Other comprehensive income	—	—	—	—	—	21	—	21
Stock option exercises	—	—	—	2	—	—	—	2
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(1.6)	—	(70)	—	—	—	—	(70)
Dividends ($0.50 per share)	—	—	—	—	(36)	—	—	(36)
Balance as of September 30, 2024	68.3	$2	$(7,362)	$4,309	$2,250	$(61)	$1	$(861)
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
Disclosure Improvements. In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of topics in the codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor updates to the regulations as they become effective and adjust its disclosures as needed in future filings.
Segment Reporting. In November 2023, the FASB issued guidance to enhance segment disclosures by requiring incremental segment information on an annual and interim basis for all public entities. Among other provisions, this guidance will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This guidance is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This guidance is expected to only affect disclosures, rather than the Company’s financial statements. These changes will be incorporated into the Company’s filings beginning with its Annual Report on Form 10-K for the year ended December 31, 2024.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements in rate reconciliation and income taxes paid information. Among other provisions, this guidance requires public entities to disclose specific categories in the rate reconciliation, using both percentages and reporting currency amounts; and present cash taxes paid on a disaggregated basis. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance is expected to only affect disclosures, rather than the Company’s financials, and will be incorporated into its filings once effective.
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

Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Management fee revenues	$112	$110	$339	$326
Reimbursable revenues	104	96	298	284
Property management fees and reimbursable revenues	$216	$206	$637	$610
One of the associations that the Company manages paid the Travel and Membership segment $9 million and $8 million for exchange services during the three months ended September 30, 2024 and 2023, and $26 million and $25 million during the nine months ended September 30, 2024 and 2023.
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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	September 30, 2024	December 31, 2023
Deferred subscription revenue	$156	$161
Deferred VOI trial package revenue	143	136
Deferred VOI incentive revenue	86	81
Deferred exchange-related revenue (a)	60	59
Deferred co-branded credit card programs revenue	4	6
Deferred other revenue	2	1
Total	$451	$444

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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Beginning balance	$444	$400
Additions	246	257
Revenue recognized	(239)	(221)
Ending balance	$451	$436
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of September 30, 2024 and December 31, 2023, these capitalized costs were $48 million and $46 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2024, the capitalized costs were $17 million, of which $11 million was included in Prepaid expenses and $6 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.

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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2024 - 9/30/2025	10/1/2025 - 9/30/2026	10/1/2026 - 9/30/2027	Thereafter	Total
Subscription revenue	$89	$35	$15	$17	$156
VOI trial package revenue	134	3	3	3	143
VOI incentive revenue	86	—	—	—	86
Exchange-related revenue	57	2	1	—	60
Co-branded credit card programs revenue	3	1	—	—	4
Other revenue	2	—	—	—	2
Total	$371	$41	$19	$20	$451
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Vacation Ownership
Vacation ownership interest sales	$455	$433	$1,265	$1,172
Property management fees and reimbursable revenues	216	206	637	610
Consumer financing	114	107	335	313
Fee-for-Service commissions	16	40	61	108
Ancillary revenues	24	26	60	62
Total Vacation Ownership	825	812	2,358	2,265

Travel and Membership
Transaction revenues	116	121	381	395
Subscription revenues	44	46	134	137
Ancillary revenues	8	7	23	21
Total Travel and Membership	168	174	538	553

Corporate and other
Ancillary revenues	1	1	2	4
Eliminations	(1)	(1)	(5)	(8)
Total Corporate and other	—	—	(3)	(4)

Net revenues	$993	$986	$2,893	$2,814

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$97	$110	$260	$262
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	—	32	5
Net income attributable to Travel + Leisure Co. shareholders	$97	$110	$292	$267

Basic earnings per share (a)
Continuing operations	$1.40	$1.50	$3.68	$3.48
Discontinued operations	—	—	0.45	0.07
	$1.40	$1.50	$4.13	$3.55

Diluted earnings per share (a)
Continuing operations	$1.39	$1.49	$3.66	$3.46
Discontinued operations	—	—	0.45	0.07
	$1.39	$1.49	$4.11	$3.53

Basic weighted average shares outstanding	69.8	73.3	70.7	75.3
RSUs,(b) PSUs (c) and NQs (d)	0.4	0.3	0.3	0.4
Diluted weighted average shares outstanding (e)	70.2	73.6	71.0	75.7

Dividends:
Aggregate dividends paid to shareholders (f)	$35	$33	$108	$104

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.7 million and 0.8 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2024 and 1.0 million and 1.3 million of RSUs that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2023. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.7 million for both the three and nine months ended September 30, 2024 and 0.8 million of PSUs for both the three and nine months ended September 30, 2023, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.9 million and 1.2 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2024 and 2.3 million of outstanding NQs for both the three and nine months ended September 30, 2023. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.50 and $1.50 per share during the three and nine months ended September 30, 2024 and $0.45 and $1.35 per share during the three and nine months ended September 30, 2023.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2023	127.8	$6,411
Repurchases	3.8	165
As of September 30, 2024	131.6	$6,576
On August 20, 2007, the Company’s Board of Directors authorized a share repurchase program that enabled it to purchase its common stock. As of September 30, 2024, the Board of Directors has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $85 million since the inception of this program. As of September 30, 2024, the Company had $509 million of remaining availability in its program.
The Company had $4 million and $3 million of excise tax related to share repurchases as of September 30, 2024 and December 31, 2023, included within Treasury stock on the Condensed Consolidated Balance Sheets.
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
This transaction was accounted for as a business acquisition. As of September 30, 2024, the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The preliminary purchase price allocation included: (i) $23 million of definite-lived intangible assets with a weighted average life of 20 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $6 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. This business is included within the Vacation Ownership segment.
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
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business. In connection with this sale, during the nine months ended September 30, 2024, the Company recognized a $32 million Gain on disposal of discontinued business, net of income taxes, and a $5 million Gain on disposal of discontinued business, net of income taxes during the nine months ended September 30, 2023. These gains resulted from the expiration of certain guarantees made in connection with the sales agreement. See Note 21—Transactions with Former Parent and Former Subsidiaries for additional details.
7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Vacation ownership contract receivables:
Securitized (a)	$2,218	$2,291
Non-securitized (b)	998	810
Vacation ownership contract receivables, gross	3,216	3,101
Less: allowance for loan losses	604	574
Vacation ownership contract receivables, net	$2,612	$2,527

(a)Excludes $17 million and $18 million of accrued interest on VOCRs as of September 30, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $9 million and $8 million of accrued interest on VOCRs as of September 30, 2024 and December 31, 2023, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2024, the Company’s securitized VOCRs generated interest income of $84 million and $243 million. During the three and nine months ended September 30, 2023, the Company’s securitized VOCRs generated interest income of $78 million and $232 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the nine months ended September 30, 2024 and 2023, the Company had net VOCR originations of $1.14 billion and $1.04 billion, and received principal collections of $734 million and $681 million. The weighted average interest rate on outstanding VOCRs was 14.7% for both September 30, 2024 and December 31, 2023.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Allowance for loan losses, beginning balance	$574	$541
Provision for loan losses, net (a)	316	257
Contract receivables write-offs, net	(286)	(229)
Allowance for loan losses, ending balance	$604	$569

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
The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,901	$728	$138	$87	$192	$3,046
31 - 60 days	23	25	13	2	5	68
61 - 90 days	14	16	11	2	9	52
91 - 120 days	11	14	13	1	11	50
Total	$1,949	$783	$175	$92	$217	$3,216

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,835	$735	$120	$83	$183	$2,956
31 - 60 days	22	28	13	2	1	66
61 - 90 days	12	16	10	1	—	39
91 - 120 days	10	16	12	2	—	40
Total	$1,879	$795	$155	$88	$184	$3,101
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
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$742	$221	$15	$30	$109	$1,117
2023	483	222	54	19	48	826
2022	284	133	41	11	14	483
2021	124	61	23	3	9	220
2020	62	27	8	3	8	108
Prior	254	119	34	26	29	462
Total	$1,949	$783	$175	$92	$217	$3,216

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$850	$292	$27	$33	$107	$1,309
2022	407	202	46	14	18	687
2021	172	90	27	4	12	305
2020	86	39	10	4	10	149
2019	131	65	18	11	13	238
Prior	233	107	27	22	24	413
Total	$1,879	$795	$155	$88	$184	$3,101

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Nine Months Ended
September 30, 2024
2024	$22
2023	135
2022	63
2021	25
2020	9
Prior	36
Total	$290
8.    Inventory
Inventory consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Completed VOI inventory	$958	$899
Estimated VOI recoveries	209	207
Land held for VOI development	29	20
VOI construction in process	8	5
Vacation exchange credits and other	4	4
Total inventory	$1,208	$1,135
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $56 million during the nine months ended September 30, 2024 and net transfers of VOI inventory to property and equipment of $12 million during the nine months ended September 30, 2023.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

	Las Vegas (a)	Other (b)	Total
December 31, 2023	$—	$8	$8
Purchases	—	80	80
Payments	—	(83)	(83)
September 30, 2024	$—	$5	$5

December 31, 2022	$30	$7	$37
Purchases	—	66	66
Payments	(30)	(64)	(94)
September 30, 2023	$—	$9	$9

(a)Included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(b)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Capitalized software	$805	$756
Building and leasehold improvements (a)	625	665
Furniture, fixtures and equipment	164	168
Finance leases	47	41
Land	28	28
Construction in progress	16	24
Total property and equipment	1,685	1,682
Less: accumulated depreciation and amortization	1,091	1,027
Property and equipment, net	$594	$655

(a)Includes $194 million and $256 million of unregistered VOI inventory as of September 30, 2024 and December 31, 2023.
10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,660	$1,707
USD bank conduit facility (due September 2025) (c)	268	261
AUD/NZD bank conduit facility (due December 2024) (d)	101	103
Total	$2,029	$2,071

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$275	$—
$300 million 2018 secured term loan B (due May 2025) (g)	281	284
$598 million 2023 secured incremental term loan B (due December 2029) (h)	581	583
$300 million 5.65% secured notes (due April 2024)	—	300
$350 million 6.60% secured notes (due October 2025) (i)	349	348
$650 million 6.625% secured notes (due July 2026)	647	646
$400 million 6.00% secured notes (due April 2027) (j)	403	404
$650 million 4.50% secured notes (due December 2029)	644	643
$350 million 4.625% secured notes (due March 2030)	347	347
Finance leases	21	20
Total	$3,548	$3,575

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.33 billion and $2.42 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2024 and December 31, 2023.
(b)The carrying amounts of the term notes are net of deferred financing costs of $22 million as of both September 30, 2024 and December 31, 2023.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $16 million and $20 million as of September 30, 2024 and December 31, 2023, and net of unamortized debt financing costs of $10 million and $12 million as of September 30, 2024 and December 31, 2023.
(f)The weighted average effective interest rate on facility borrowings was 7.63% and 7.47% as of September 30, 2024 and December 31, 2023.

(g)The weighted average effective interest rate on facility borrowings was 7.82% and 7.49% as of September 30, 2024 and December 31, 2023.
(h)The weighted average effective interest rate on facility borrowings was 8.81% and 9.25% as of September 30, 2024 and December 31, 2023.
(i)Includes $1 million and $2 million of unamortized losses from the settlement of a derivative as of September 30, 2024 and December 31, 2023.
(j)Includes $4 million and $6 million of unamortized gains from the settlement of a derivative as of September 30, 2024 and December 31, 2023.
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
Maturities and Capacity
The Company’s outstanding indebtedness as of September 30, 2024, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$215	$297	$512
Between 1 and 2 years	264	1,008	1,272
Between 2 and 3 years	366	688	1,054
Between 3 and 4 years	195	7	202
Between 4 and 5 years	204	6	210
Thereafter	785	1,542	2,327
	$2,029	$3,548	$5,577
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of September 30, 2024, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$754	$1,000
Less: outstanding borrowings	369	275
Less: letters of credit	—	1
Available capacity	$385	$724

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
As of September 30, 2024, the Company’s interest coverage ratio was 4.23 to 1.0 and the first lien leverage ratio was 3.39 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2024, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2024, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $63 million and $189 million during the three and nine months ended September 30, 2024, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million and $1 million of capitalized interest during each period. Cash paid related to such interest was $187 million during the nine months ended September 30, 2024.
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
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $35 million and $101 million during the three and nine months ended September 30, 2024, and $29 million and $81 million during the three and nine months ended September 30, 2023. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $84 million and $65 million for the nine months ended September 30, 2024 and 2023.
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

The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2024	December 31, 2023
Securitized contract receivables, gross (a)	$2,218	$2,291
Securitized restricted cash (b)	86	96
Interest receivables on securitized contract receivables (c)	17	18
Other assets (d)	7	13
Total SPE assets	2,328	2,418
Non-recourse term notes (e) (f)	1,660	1,707
Non-recourse conduit facilities (e)	369	364
Other liabilities (g)	4	4
Total SPE liabilities	2,033	2,075
SPE assets in excess of SPE liabilities	$295	$343

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
(f)Includes deferred financing costs of $22 million as of both September 30, 2024 and December 31, 2023, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $998 million and $810 million as of September 30, 2024 and December 31, 2023.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2024	December 31, 2023
SPE assets in excess of SPE liabilities	$295	$343
Non-securitized contract receivables	998	810
Less: allowance for loan losses	604	574
Total, net	$689	$579
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

As of September 30, 2024, the Company had foreign exchange contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of September 30, 2024 and 2023.
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
The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,612	$2,890	$2,527	$2,829
Liabilities
Debt (Level 2)	$5,577	$5,544	$5,646	$5,541
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
13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of September 30, 2024, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2024 and 2023, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2024 or 2023.
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
The Company’s effective tax rate was 25.3% and 25.9% for the three months ended September 30, 2024 and 2023; and 26.9% for both the nine months ended September 30, 2024 and 2023. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by a decrease in the valuation allowance on foreign tax credits. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes, an increase in taxes on foreign income, and an increase in unrecognized tax benefits, partially offset by a decrease in the valuation allowance on foreign tax credits. The effective tax rate for the three months ended September 30, 2023 was primarily impacted by a decrease in the valuation allowance on foreign tax credits partially offset by an increase in unrecognized tax benefits. The effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
The Company made income tax payments, net of tax refunds, of $74 million and $114 million during the nine months ended September 30, 2024 and 2023.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$5	$5	$15	$16

Short-term lease cost	$3	$3	$10	$10

Finance lease cost:
Amortization of right-of-use assets	$3	$2	$8	$6
Interest on lease liabilities	—	1	1	1
Total finance lease cost	$3	$3	$9	$7

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$51	$46
Operating lease liabilities	Accrued expenses and other liabilities	$86	$87

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$21
Finance lease liabilities	Debt	$21	$20

Weighted average remaining lease term:
Operating leases		4.9 years	5.1 years
Finance leases		2.6 years	2.8 years
Weighted average discount rate:
Operating leases (b)		6.1%	6.0%
Finance leases		6.5%	6.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$23	$24
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$8	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$3
Finance leases	$8	$15
The table below presents maturities of lease liabilities as of September 30, 2024 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2024	$8	$3
2025	27	10
2026	17	6
2027	16	3
2028	13	1
Thereafter	20	—
Total minimum lease payments	101	23
Less: amount of lease payments representing interest	(15)	(2)
Present value of future minimum lease payments	$86	$21
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $5 million and $7 million as of September 30, 2024 and December 31, 2023. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2024, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $21 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Cendant, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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

17.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive income	9	—	9
Balance, September 30, 2024	$(161)	$1	$(160)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive income	—	—	—
Balance, September 30, 2024	$99	$—	$99

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive income	9	—	9
Balance, September 30, 2024	$(62)	$1	$(61)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2022	$(178)	$—	$(178)
Other comprehensive loss	(15)	—	(15)
Balance, September 30, 2023	$(193)	$—	$(193)

Tax
Balance, December 31, 2022	$99	$—	$99
Other comprehensive loss	—	—	—
Balance, September 30, 2023	$99	$—	$99

Net of Tax
Balance, December 31, 2022	$(79)	$—	$(79)
Other comprehensive loss	(15)	—	(15)
Balance, September 30, 2023	$(94)	$—	$(94)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the nine months ended September 30, 2024 or 2023.
18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2024, based on number of awards granted at target performance levels, 10.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2024, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the nine months ended September 30, 2023, the Company granted incentive equity awards to key employees and senior officers of $35 million in the form of RSUs and $21 million in the form of PSUs, based on target performance.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the nine months ended September 30, 2024, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2023	Granted	Vested /Exercised (a)	Cancelled / Forfeited (b)	Balance, September 30, 2024
RSUs
Number of RSUs	1.6	0.7	(0.6)	(0.1)	1.6	(c)
Weighted average grant price	$47.11	$45.11	$47.72	$47.63	$45.93

PSUs
Number of PSUs	0.8	0.2	(0.1)	—	0.9	(d)
Weighted average grant price	$47.29	$45.21	$59.00	$—	$45.16

NQs
Number of NQs	2.3	—	(0.1)	(0.7)	1.5	(e)
Weighted average grant price	$44.88	$—	$42.60	$48.64	$43.35

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.
(c)Aggregate unrecognized compensation expense related to RSUs was $57 million as of September 30, 2024, which is expected to be recognized over a weighted average period of 2.6 years.
(d)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $10 million as of September 30, 2024, which is expected to be recognized over a weighted average period of 2.0 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $42 million which would be recognized over a weighted average period of 1.4 years.
(e)There were 1.1 million NQs which were exercisable as of September 30, 2024. These exercisable NQs will expire over a weighted average period of 5.1 years and carry a weighted average grant date fair value of $8.79. Unrecognized compensation expense for NQs was less than $1 million as of September 30, 2024, which is expected to be recognized over a weighted average period of 0.4 years.
The Company did not grant any stock options during the nine months ended September 30, 2024 or 2023. The fair value of stock options granted by the Company prior to 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The total intrinsic value of options exercised was less than $1 million during both the nine months ended September 30, 2024 and 2023. The vest date fair value of shares that vested during the nine months ended September 30, 2024 and 2023 was $34 million and $36 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $9 million and $29 million during the three and nine months ended September 30, 2024, and $9 million and $31 million during the three and nine months ended September 30, 2023 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During both the nine months ended September 30, 2024 and 2023 the Company recognized $8 million of tax benefits associated with stock-based compensation.

The Company paid $9 million and $10 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2024 and 2023. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the nine months ended September 30, 2024 and 2023 and recognized $1 million of compensation expense for each of these issuances. The value of shares issued under this plan was $5 million during both the nine months ended September 30, 2024 and 2023.
19.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. During the third quarter of 2024 the Company updated its definition of Adjusted EBITDA to exclude certain non-recurring costs incurred to integrate mergers and/or acquisitions into its existing business as these costs do not reflect recurring operating expenses. This change was made as a result of the Company’s acquisition of Accor Vacation Club. As this business is being further integrated into the Company’s operations, it has begun incurring certain discrete non-recurring costs directly attributable to integration activities and believes excluding these types of costs would assist investors in understanding the Company’s ongoing performance when considered with GAAP measures. As a result of this change, Adjusted EBITDA is now defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Cendant, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
The following tables present the Company’s segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net revenues	2024	2023	2024	2023
Vacation Ownership	$825	$812	$2,358	$2,265
Travel and Membership	168	174	538	553
Total reportable segments	993	986	2,896	2,818
Corporate and other (a)	—	—	(3)	(4)
Total Company	$993	$986	$2,893	$2,814

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$97	$110	$292	$267
Gain on disposal of discontinued business, net of income taxes	—	—	(32)	(5)
Interest expense	63	64	189	183
Interest (income)	(3)	(3)	(12)	(9)
Provision for income taxes	33	38	96	96
Depreciation and amortization	29	28	86	83
Stock-based compensation	9	9	29	31
Restructuring	14	2	14	12
Legacy items	(1)	—	12	7
Acquisition and divestiture related costs	—	—	2	—
Asset impairments/(recoveries), net	2	—	2	—
Loss on sale of business (b)	—	—	—	2
Fair value change in contingent consideration	(1)	—	(1)	—
Adjusted EBITDA	$242	$248	$677	$667

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Adjusted EBITDA	2024	2023	2024	2023
Vacation Ownership	$202	$203	$543	$521
Travel and Membership	62	62	198	195
Total reportable segments	264	265	741	716
Corporate and other (a)	(22)	(17)	(64)	(49)
Total Company	$242	$248	$677	$667

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.

Segment Assets (a)	September 30, 2024	December 31, 2023
Vacation Ownership	$5,060	$4,980
Travel and Membership	1,363	1,353
Total reportable segments	6,423	6,333
Corporate and other	275	405
Total Company	$6,698	$6,738

(a)Excludes investment in consolidated subsidiaries.
20.    Restructuring
2024 Restructuring Plan
During the three and nine months ended September 30, 2024, the Company incurred $14 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $9 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses are expected to be incurred by the end of 2024. The 2024 restructuring liability was reduced by $2 million of cash payments during the nine months ended September 30, 2024. The remaining 2024 restructuring liability of $12 million is expected to be paid by the end of 2025.

2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Condensed Consolidated Balance Sheets. All material initiative and related expenses have been incurred as of December 31, 2023. As of December 31, 2023, this restructuring liability was $15 million. The 2023 restructuring liability was reduced by $14 million of cash payments during the nine months ended September 30, 2024. The remaining 2023 restructuring liability of $1 million is expected to be paid by the end of 2025.
The Company has additional restructuring plans which were implemented prior to 2023. As of December 31, 2023, the restructuring liability related to these plans was $18 million. This liability was reduced by $2 million of cash payments during the nine months ended September 30, 2024. The remaining liability of $16 million, most of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2023	Costs Recognized	Cash Payments	September 30, 2024
Facility-related	$17	$—	$(2)	$15
Personnel-related	16	14	(16)	14
	$33	$14	$(18)	$29
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
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a Cendant legacy tax matter involving Avis Budget Group related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During the second quarter of 2023, Cendant filed a petition for rehearing. On April 10, 2024, Cendant’s petition was denied, and the Company is currently awaiting the final notice for the required payment, one third of which is the responsibility of Wyndham Hotels.
As of both September 30, 2024 and December 31, 2023, the Cendant separation and related liabilities were $23 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2024. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
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
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £29 million ($39 million USD) at September 30, 2024. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2024, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was recorded in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business to Vacasa LLC (“Vacasa”), the Company agreed to indemnify Vacasa against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2024.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during both the nine months ended September 30, 2024 and 2023.

23.    Subsequent Event
Sierra Timeshare 2024-3 Receivables Funding LLC
On October 18, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-3 Receivables Funding LLC, with an initial principal amount of $325 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.18%. The advance rate for this transaction was 98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
During the nine months ended September 30, 2024, our business saw strong demand for leisure travel which resulted in higher tours and Gross VOI sales at our Vacation Ownership business, as compared to the prior year. Our volume per guest (“VPGs”) also continued to perform above pre-pandemic levels, despite VPG levels moderating in response to our strategic shift to increase our mix of new owners, which generally produce lower VPGs and lower close rates. This strategic shift was made to grow our pipeline of potential future owner upgrade sales.
The first nine months of 2024 also continued to reflect the impact of cost savings realized as a result of the strategic realignment of our Travel and Membership segment at the end of 2023. As a result of those cost saving initiatives we saw an increase in net income and Adjusted EBITDA at this segment despite a decrease in revenue as compared to the prior year. The Travel and Membership segment was also benefited by pricing increases which led to higher revenue per transaction and served to partially offset the impact of lower transactions, as compared to the prior year. Lower transactions compared to the prior year were primarily the result of an increasing mix of exchange members with a club affiliation, who have a lower transaction propensity.
During the third quarter of 2024, we identified additional opportunities for organizational efficiencies and implemented cost saving initiatives across our segments which we expect to favorably impact our future results. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details.
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
While we are experiencing the benefits of positive demand trends, the sustained effects of inflationary pressures over time, high interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Although higher interest rates negatively impacted our interest expense during the three and nine months ended September 30, 2024, we have begun to experience improvements in the capital markets. We closed on two term securitizations during the first nine months of the year with lower blended interest rates and higher advance rates than our securitization in the fourth quarter of 2023, and our third securitization which occurred subsequent to the end of the quarter, closed with the lowest coupon rate and advance rate we have achieved in over two years. Additionally, at the end of the third quarter of 2024, the Federal Reserve reduced its benchmark interest rate by 50 basis points, which we expect to benefit our interest expense in the future.
Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales. This business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
Accor Vacation Club Acquisition
On March 1, 2024, we acquired Accor Vacation Club for $50 million ($44 million net of cash acquired). The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during the second quarter of 2024. Accor Vacation Club represents 24 resorts and nearly 30,000 members. This acquisition is expected to help the two companies establish a relationship to develop new timeshare products in the Asia Pacific, Middle East, Africa, and Türkiye regions under the Accor Vacation Club brand, leveraging the Travel + Leisure Co. global platform. Accor will receive a percentage of vacation ownership sales revenue as a licensing fee under the exclusive licensing agreement and we received the exclusive right to develop new vacation ownership clubs and products in the aforementioned regions, utilizing the Accor Vacation Club brand. This acquisition is included within the Vacation Ownership segment. See Note 5—Acquisitions to the Condensed Consolidated Financial Statements for additional details.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented are those for which discrete financial information is available and which are utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying the reportable segments, we also consider the nature of services provided by our operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. During the third quarter of 2024, we updated our definition of Adjusted EBITDA to exclude certain non-recurring costs incurred to integrate mergers and/or acquisitions into the existing business as these costs do not reflect recurring operating expenses. This change was made as a result of our acquisition of Accor Vacation Club. As this business is being further integrated into our operations, we have begun incurring certain discrete non-recurring costs directly attributable to integration activities and believe excluding these types of costs would assist investors in understanding our ongoing performance when considered with GAAP measures. As a result of this change, we now define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Cendant, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2024 and 2023. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2024	2023	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$606	$598	1.3
Tours (in 000s) (c)	195	187	4.5
Volume per guest (d)	$3,012	$3,108	(3.1)
Travel and Membership (a)
Transactions (in 000s) (e)
Exchange	212	231	(8.3)
Travel Club	166	179	(6.9)
Total transactions	378	410	(7.7)
Revenue per transaction(f)
Exchange	$354	$354	(0.2)
Travel Club	$244	$220	11.0
Total revenue per transaction	$306	$296	3.3
Average number of exchange members (in 000s) (g)	3,386	3,523	(3.9)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2024 and 2023 (in millions):

	2024	2023
Vacation ownership interest sales, net	$455	$433
Loan loss provision	125	99
Gross VOI sales, net of Fee-for-Service sales	580	532
Fee-for-Service sales (1)	26	66
Gross VOI sales	$606	$598

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The commission revenues recognized on these sales were $16 million and $40 million for the three months ended September 30, 2024 and 2023. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2024	2023	Favorable/(Unfavorable)
Net revenues	$993	$986	$7
Expenses	804	779	(25)
Operating income	189	207	(18)
Interest expense	63	64	1
Other (income), net	(1)	(2)	(1)
Interest (income)	(3)	(3)	—
Income before income taxes	130	148	(18)
Provision for income taxes	33	38	5
Net income attributable to Travel + Leisure Co. shareholders	$97	$110	$(13)
Net revenues increased $7 million for the three months ended September 30, 2024, compared with the same period last year. This increase, excluding immaterial foreign currency impacts, was primarily the result of:
•$12 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher new owner transaction mix which generally produce lower VPGs; higher property management revenues resulting from higher property management fees; and increased consumer financing revenues primarily due to a higher average portfolio balance; partially offset by lower commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments; and
•$5 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of lower transactions, partially offset by higher revenue per transaction resulting from price increases.
Expenses increased $25 million for the three months ended September 30, 2024, compared with the same period last year. This increase in expenses, excluding immaterial foreign currency impacts, was primarily the result of:
•$14 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$12 million increase in restructuring costs driven by the 2024 restructuring plan;
•$11 million increase in marketing costs in support of increased tour flow and new owner mix;
•$9 million increase in property management expenses due to higher resort operating costs and expenses;
•$6 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance; and a
•$4 million increase in general and administrative expenses driven by higher variable compensation and other employee related costs.
These increases were partially offset by a $16 million decrease in sales and commission expenses for VOI Fee-for-Service sales due to lower volume and a $16 million decrease in cost of VOIs sold primarily due to product mix, partially offset by increased sales volume.
Interest expense decreased $1 million for the three months ended September 30, 2024 compared with the same period last year primarily due to a decreased average outstanding debt balance, partially offset by higher interest rates on corporate borrowings.
Our effective tax rates were 25.3% and 25.9% during the three months ended September 30, 2024 and 2023. The effective tax rate for the three months ended September 30, 2024, was primarily impacted by a decrease in the valuation allowance on foreign tax credits. The effective tax rate for the three months ended September 30, 2023, was primarily impacted by a decrease in the valuation allowance on foreign tax credits partially offset by an increase in unrecognized tax benefits.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $13 million for the three months ended September 30, 2024 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2024	2023
Vacation Ownership	$825	$812
Travel and Membership	168	174
Total reportable segments	993	986
Corporate and other (a)	—	—
Total Company	$993	$986

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$97	$110
Interest expense	63	64
Interest (income)	(3)	(3)
Provision for income taxes	33	38
Depreciation and amortization	29	28
Restructuring	14	2
Stock-based compensation	9	9
Asset impairments/(recoveries), net	2	—
Legacy items	(1)	—
Fair value change in contingent consideration	(1)	—
Adjusted EBITDA	$242	$248

	Three Months Ended
	September 30,
Adjusted EBITDA	2024	2023
Vacation Ownership	$202	$203
Travel and Membership	62	62
Total reportable segments	264	265
Corporate and other (a)	(22)	(17)
Total Company	$242	$248

(a)Includes the elimination of transactions between segments.
Vacation Ownership
Net revenues increased $13 million and Adjusted EBITDA decreased $1 million for the three months ended September 30, 2024, compared with the same period of 2023. Net revenues and Adjusted EBITDA were not materially impacted by foreign currency.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$47 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 4.5% increase in tours, partially offset by a 3.1% decrease in VPG due to a higher new owner transaction mix (36% in the current period compared to 35% in the same period of 2023) which generally produce lower VPGs;
•$10 million increase in property management revenues primarily due to higher management fees; and a
•$7 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $26 million increase in our provision for loan losses primarily due to a higher provision rate associated with increased defaults and increased gross VOI sales, net of Fee-for-Service sales; and a $24 million decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments.

In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$14 million increase in marketing costs in support of increased tour flow and new owner mix;
•$14 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$9 million increase in property management expenses due to higher resort operating costs and expenses;
•$6 million increase in consumer financing interest expense primarily due to an increased weighted average coupon rate and higher average non-recourse debt balance; and a
•$4 million increase in variable compensation.
These increases were partially offset by:
•$16 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume; and a
•$16 million decrease in cost of VOIs sold primarily due to product mix, partially offset by increased sales volume.
Travel and Membership
Net revenues decreased $6 million and Adjusted EBITDA was flat during the three months ended September 30, 2024, compared with the same period of 2023. The net revenues decrease was unfavorably impacted by foreign currency of $1 million (0.6%) and Adjusted EBITDA was not materially impacted by foreign currency.
The decrease in net revenues, excluding foreign currency impacts, was primarily driven by a $5 million decrease in transaction revenue due to lower transactions and a $1 million decrease in subscription revenue, partially offset by higher revenue per transaction resulting from price increases. Subscription revenue and transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by:
•$3 million decrease in marketing costs; and a
•$1 million decrease in other operating costs.
Corporate and other
For the three months ended September 30, 2024 compared to the same period of 2023, Corporate and other net revenue was flat and Adjusted EBITDA decreased $5 million. The adjusted EBITDA decrease was due to a $4 million increase in general and administrative expenses driven by higher variable compensation and other employee related costs.
NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2024	2023	Favorable/(Unfavorable)
Net revenues	$2,893	$2,814	$79
Expenses	2,366	2,283	(83)
Loss on sale of business	—	2	2
Operating income	527	529	(2)
Interest expense	189	183	(6)
Other (income), net	(6)	(3)	3
Interest (income)	(12)	(9)	3
Income before income taxes	356	358	(2)
Provision for income taxes	96	96	—
Net income from continuing operations	260	262	(2)
Gain on disposal of discontinued business, net of income taxes	32	5	27
Net income attributable to Travel + Leisure Co. shareholders	$292	$267	$25
Net revenues increased $79 million for the nine months ended September 30, 2024 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $2 million (0.1%). Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:

•$94 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher new owner transaction mix which generally produce lower VPGs; higher property management revenues resulting from higher property management fees and reimbursable revenues; and an increase in consumer financing revenues primarily due to a higher average portfolio balance; partially offset by a decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments. This increase in revenues was partially offset by;
•$14 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue due to lower transactions, partially offset by higher revenue per transaction resulting from price increases.
Expenses increased $83 million for the nine months ended September 30, 2024 compared with the same period last year and was favorably impacted by foreign currency of $2 million (0.1%). Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$42 million increase in sales and commission expenses at the Vacation Ownership segment due to higher gross VOI sales, net of Fee-for-Service sales;
•$38 million increase in marketing costs in support of increased tour flow and new owner mix;
•$24 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$20 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$4 million increase in general and administrative expenses driven by variable compensation and other employee related costs.
These increases were partially offset by a:
•$28 million decrease in sales and commission expenses for VOI Fee-for-Service sales due to lower volume; and a
•$24 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume.
We recognized a loss on sale of business of $2 million during the nine months ended September 30, 2023 resulting from the sale of the Love Home Swap business.
Interest expense increased $6 million for the nine months ended September 30, 2024 compared with the same period last year, primarily due to higher interest rates on corporate borrowings.
Other income, net of other expense increased $3 million for the nine months ended September 30, 2024, compared with the same period last year, primarily due to dividend income during the current period.
Interest income increased $3 million for the nine months ended September 30, 2024 compared with the same period last year primarily due to higher interest rates.
Our effective tax rates were 26.9% for both the nine months ended September 30, 2024 and 2023. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes, an increase in taxes on foreign income, and an increase in unrecognized tax benefits, partially offset by a decrease in the valuation allowance on foreign tax credits. The effective tax rate for the nine months ended September 30, 2023, was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
Gain on disposal of discontinued business, net of income taxes was $32 million and $5 million during the nine months ended September 30, 2024 and 2023, primarily resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $25 million for the nine months ended September 30, 2024 as compared to the same period last year.

Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2024	2023
Vacation Ownership	$2,358	$2,265
Travel and Membership	538	553
Total reportable segments	2,896	2,818
Corporate and other (a)	(3)	(4)
Total Company	$2,893	$2,814

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$292	$267
Gain on disposal of discontinued business, net of income taxes	(32)	(5)
Interest expense	189	183
Interest (income)	(12)	(9)
Provision for income taxes	96	96
Depreciation and amortization	86	83
Stock-based compensation	29	31
Restructuring	14	12
Legacy items	12	7
Acquisition and divestiture related costs	2	—
Asset impairments/(recoveries), net	2	—
Loss on sale of business (b)	—	2
Fair value change in contingent consideration	(1)	—
Adjusted EBITDA	$677	$667

	Nine Months Ended
	September 30,
Adjusted EBITDA	2024	2023
Vacation Ownership	$543	$521
Travel and Membership	198	195
Total reportable segments	741	716
Corporate and other (a)	(64)	(49)
Total Company	$677	$667

(a)Includes the elimination of transactions between segments.
(b)Represents the loss on sale of the Love Home Swap business.
Vacation Ownership
Net revenues increased $93 million and Adjusted EBITDA increased $22 million during the nine months ended September 30, 2024 compared with the same period of 2023. Net revenues and Adjusted EBITDA were not materially impacted by foreign currency.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$153 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 10.1% increase in tours, partially offset by a 3.8% decrease in VPG due to a higher new owner transaction mix (36% in the current year compared to 33% in the same period of 2023) which generally produce lower VPGs;
•$27 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and a
•$22 million increase in consumer financing revenues primarily due to a higher average portfolio balance.

These increases were partially offset by a $59 million increase in our provision for loan losses primarily due to a higher provision rate and higher gross VOI sales, net of Fee-for-Service sales, and a $47 million decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$49 million increase in marketing costs in support of increased tour flow and new owner mix;
•$42 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$24 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$20 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate.
These increases were partially offset by:
•$28 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume;
•$24 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume; and a
•$7 million decrease in general and administrative expenses due to decreased professional fees; partially offset by a $4 million increase in variable compensation.
Travel and Membership
Net revenues decreased $15 million and Adjusted EBITDA increased $3 million during the nine months ended September 30, 2024 compared with the same period of 2023. The net revenues decrease was unfavorably impacted by foreign currency of $1 million (0.2%) and Adjusted EBITDA increase was not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by a $13 million decrease in transaction revenue due to lower transactions, partially offset by higher revenue per transaction resulting from price increases; and a $2 million decrease in subscription revenues. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$11 million decrease in marketing costs; and
•$8 million of cost savings primarily driven by the strategic restructuring of the segment and rationalizing operations, including $4 million of general and administrative savings and $4 million decrease in other operating costs; partially offset by a
•$2 million increase in cost of sales due to a heavier weighting of rentals.
Corporate and other
For the nine months ended September 30, 2024, Corporate and other net revenue increased $1 million and Adjusted EBITDA decreased $15 million compared to 2023. These amounts were not materially impacted by foreign currency.
Corporate and other net revenue was impacted by a $3 million decrease in eliminated transactions between segments, partially offset by a $2 million decrease related to fees charged for managing an insurance program on behalf of homeowners associations.
In addition to the impacts described above, Adjusted EBITDA was further impacted by $12 million of higher general and administrative expenses driven by higher variable compensation and other employee related costs.
RESTRUCTURING PLANS
2024 Restructuring Plan
During the three and nine months ended September 30, 2024, we incurred $14 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $9 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses are expected to be incurred by the end of 2024. We reduced our 2024 restructuring liability by $2 million of cash payments during the nine months ended September 30, 2024. The remaining 2024 restructuring liability of $12 million is expected to be paid by the end of 2025.
2023 Restructuring Plan
We incurred $26 million of charges during 2023 associated with the 2023 restructuring plan. This action was primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our facilities by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. As of December 31, 2023, this restructuring liability was $15 million. We reduced our 2023 restructuring liability by $14 million of cash payments during the nine months ended September 30, 2024. The remaining 2023 restructuring liability of $1 million is expected to be paid by the end of 2025.
We also have plans implemented prior to 2023, for which we made $2 million of cash payments during the nine months ended September 30, 2024. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of these restructuring activities.
FINANCIAL CONDITION

(In millions)	September 30, 2024	December 31, 2023	Change
Total assets	$6,698	$6,738	$(40)
Total liabilities	$7,559	$7,655	$(96)
Total (deficit)	$(861)	$(917)	$56
Total assets decreased by $40 million from December 31, 2023 to September 30, 2024, primarily due to:
•$88 million decrease in Cash and cash equivalents driven by repayment of the $300 million 5.65% notes which were due in April of 2024, $162 million of share repurchases, $108 million of dividend payments, $58 million of property and equipment additions, $44 million of net payments related to the acquisition of Accor Vacation Club, and $43 million of net repayments on non-recourse debt, partially offset by $366 million of net cash provided by operating activities and $275 million of net borrowings on the revolving credit facility;
•$61 million decrease in Property and equipment, net driven by $56 million of net transfers of completed VOI inventory to Inventory;
•$30 million decrease in Other assets driven by a $24 million decrease in income tax receivables;
•$27 million decrease in Trade receivables, net, due to net collections of $35 million of property management fees and developer receivables, partially offset by $8 million of receivables obtained through the Accor Vacation Club acquisition; and
•$21 million decrease in Restricted cash due to a $27 million decrease in escrow deposits and a $10 million net decrease related to securitization activity, partially offset by $15 million of net premiums received for the captive insurance program we manage on behalf of homeowners associations.
These decreases were partially offset by:
•$85 million increase in Vacation ownership contract receivables, net driven by $1.14 billion of VOI originations, partially offset by $734 million of principal collections and net provision for loan losses of $316 million;
•$73 million increase in Inventory driven by $98 million of inventory additions, including $9 million from the acquisition of Accor Vacation Club, $56 million of net transfers of completed VOI inventory from property and equipment, and an offset of $82 million for the sale of VOI inventory; and a
•$16 million increase in Other intangibles, net driven by $23 million associated with acquisition of Accor Vacation Club, partially offset by $8 million of amortization.
Total liabilities decreased by $96 million from December 31, 2023 to September 30, 2024, primarily due to:
•$42 million decrease in Non-recourse vacation ownership debt, primarily due to net repayments;

•$28 million decrease in Accrued expenses and other liabilities due to the release of a $36 million accrual related to the expiration of certain guarantees associated with the European vacation rentals business and a decrease of $11 million of income taxes payable, partially offset by $15 million of net premiums received for the captive insurance program we manage on behalf of homeowners associations;
•$27 million decrease in Debt due to repayment of the $300 million 5.65% notes which were due in April of 2024, partially offset by $275 million of net borrowings on the revolving credit facility; and an
•$18 million decrease in Accounts payable due to timing of invoice payments.
These decreases were partially offset by an $11 million increase in Deferred income taxes primarily driven by installment sales.
Total deficit decreased $56 million from December 31, 2023 to September 30, 2024, primarily due to $292 million of Net income attributable to Travel + Leisure Co. shareholders, a $30 million increase in Additional paid-in-capital primarily due to stock-based compensation, and $9 million of favorable currency translation adjustments driven by fluctuations in exchange rates, primarily the British pound sterling and the Australian dollar, partially offset by $165 million of share repurchases and $109 million of dividends.
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
Cash and Cash Equivalents
As of September 30, 2024, we had $194 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed; and on occasion to make certain repayments of debt. The facility expires in October 2026 and had $724 million of available capacity as of September 30, 2024.
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
As of September 30, 2024, our interest coverage ratio was 4.23 to 1.0 and our first lien leverage ratio was 3.39 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2024, we were in compliance with the financial covenants described above.
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
Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2022, we entered into the third amendment to the credit agreement governing our revolving credit facility and the original 2018 Term Loan B facility which provided for the 2022 Incremental Term Loan B facility of $300 million due 2029. On December 20, 2023, we further amended the credit agreement governing our revolving credit facility and term loan B facilities (“Fifth Amendment”). The Fifth Amendment refinanced $298 million of outstanding borrowings under the 2022 Incremental Term Loan B facility, with a 75 basis point rate reduction; and included additional borrowings of $300 million. This new 2023 Incremental Term Loan B facility matures on December 14, 2029. These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
As of September 30, 2024, we had $3.25 billion of outstanding borrowings under our secured notes and term loan B facilities with maturities ranging from 2025 to 2030. During the second quarter of 2024, we used net proceeds from the 2023 Incremental Term Loan B Facility, together with available cash on hand and revolving credit facility borrowings, to repay our outstanding $300 million 5.65% secured notes that came due April 2024 and related fees and expenses.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. As of September 30, 2024, these facilities have a combined capacity of $754 million ($385 million available as of September 30, 2024). Our USD bank conduit facility has a term through September 2025 and we expect to renew our AUD/NZD bank conduit facility during the fourth quarter of 2024. We believe these facilities, along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million and $375 million during the first and third quarters of 2024, and subsequent to the end of the quarter we closed on an additional securitization financing of $325 million. During the full year of 2023, we closed on $1.09 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2024, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of September 30, 2024 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	10/1/24 - 9/30/25	10/1/25 - 9/30/26	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	Thereafter	Total
Debt (a)	$297	$1,012	$685	$7	$6	$1,564	$3,571
Non-recourse debt (b)	226	269	370	197	204	785	2,051
Interest on debt (c)	340	276	189	156	145	45	1,151
Purchase commitments (d)	273	163	108	96	24	31	695
Operating leases	29	19	16	14	12	11	101
Total (e)	$1,165	$1,739	$1,368	$470	$391	$2,436	$7,569

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $530 million for marketing-related activities and $100 million for information technology activities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $541 million outstanding as of September 30, 2024. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of September 30, 2024, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash during the nine months ended September 30, 2024 and 2023 (in millions):

Cash provided by/(used in)	2024	2023	Change
Operating activities:	$366	$198	$168
Investing activities:	(101)	(46)	(55)
Financing activities:	(374)	(444)	70
Effects of changes in exchange rates on cash and cash equivalents	—	(4)	4
Net change in cash, cash equivalents and restricted cash	$(109)	$(296)	$187
Operating Activities
Net cash provided by operating activities increased $168 million for the nine months ended September 30, 2024 compared to the prior year. This increase was primarily attributable to a decrease in cash utilized for working capital mainly due to lower prepayments, lower tax payments, and higher collections.
Investing Activities
Net cash used in investing activities from continuing operations increased $55 million during the nine months ended September 30, 2024 compared to the prior year. This increase is primarily due to $44 million paid for the acquisition of Accor Vacation Club and a $16 million increase in property and equipment additions.
Financing Activities
Net cash used in financing activities decreased $70 million during the nine months ended September 30, 2024, compared to the prior year. This decrease was primarily due to $107 million decrease in share repurchases, a $100 million decrease in note repayments, and a $32 million decrease in net payments on non-recourse vacation ownership debt in the current period, partially offset by $177 million of lower net proceeds from the revolving credit facility.
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
During the nine months ended September 30, 2024, we spent $81 million on vacation ownership development projects (inventory). We believe that our existing Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2024 with anticipated spending between $105 million and $130 million. As we add new brands to our existing portfolio, our spending may increase commensurate with the sales associated with these brands.
During the nine months ended September 30, 2024, we spent $58 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2024, we anticipate spending between $85 million and $90 million on capital expenditures, primarily for continuation of information technology digital initiatives, sales center facility and related system enhancements, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board of Directors authorized a share repurchase program that enables us to purchase our common stock. As of September 30, 2024, the Board of Directors has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $85 million since the inception of this program. As of September 30, 2024, we had $509 million of remaining availability in our program.
Under our current share repurchase program, we repurchased 3.8 million shares at an average price of $43.84 for a cost of $165 million during the nine months ended September 30, 2024. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.50 per share during the first, second, and third quarters of 2024 and $0.45 per share during the first, second, and third quarters of 2023. The aggregate dividends paid to shareholders were $108 million and $104 million during the nine months ended September 30, 2024 and 2023. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the SEC on February 21, 2024, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to these critical accounting estimates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2024 market rates on outstanding financial instruments to perform a sensitivity analysis separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2024 compared to 2023. Through our analysis, we have determined that a hypothetical 10% change in the interest rates would have resulted in a $2 million change in annual consumer financing interest expense and a $6 million change in annual debt interest expense. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in a change to the fair value of our outstanding forward foreign currency exchange contracts of approximately $6 million, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2024, was $369 million in non-recourse debt and $1.14 billion in corporate debt. A 100 basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $11 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 21, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2024, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
July 2024 (July 1-31)	381,642	$46.11	381,642	$561,287,962
August 2024 (August 1-31)	—	$—	—	$561,287,962
September 2024 (September 1-30)	1,201,458	$43.63	1,201,458	$508,870,412
Total (b)	1,583,100	$44.23	1,583,100	$508,870,412
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
(b)Includes 63,453 shares purchased for which the trade date occurred in September 2024 while settlement occurred in October 2024.
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

TRAVEL + LEISURE CO.

Date: October 23, 2024	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: October 23, 2024	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer