Form 10-K
period 2024-12-31
Travel & Leisure Co.
filed 2025-02-19
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, was $3,079,902,533. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2025, the registrant had outstanding 66,696,276 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:
Adjusted EBITDA    A non-GAAP measure, defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Avis Budget Group, Inc., and the sale of the vacation rentals businesses.
AOCL    Accumulated Other Comprehensive Loss
ARN    Alliance Reservations Network
AUD    Australian Dollar
ABG    Avis Budget Group, Inc., formerly Cendant Corporation
Awaze    Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board    Board of Directors
Cendant    Cendant Corporation, former parent company of Travel + Leisure Co.
CODM    Chief Operating Decision Maker
Company    Travel + Leisure Co. and its subsidiaries
Distribution    Pro rata distribution of Wyndham Hotels & Resorts, Inc. stock to Wyndham Worldwide Corporation’s shareholders.
EPS    Earnings Per Share
FASB    Financial Accounting Standards Board
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
ITEM 1.     BUSINESS
Company Overview
Travel + Leisure Co. is the world’s leading vacation ownership and membership travel company. We provide vacation experiences and travel inspiration to millions of owners, members, and subscribers through our diverse portfolio of products and services. Travel + Leisure Co. has the following segments:
•Vacation Ownership includes the world’s largest vacation ownership business with 809,000 owners and more than 270 vacation club resort locations. We provide vacation ownership experiences under some of the most popular hospitality and leisure brands, including Club Wyndham, Margaritaville Vacation Club, and Accor Vacation Club. The business is developing a new experiential product celebrating the Sports Illustrated brand in the U.S.
•Travel and Membership includes our Exchange and Travel Club business lines. RCI is the world’s largest exchange company with 3.4 million members and 3,600 affiliated resorts in its network. Our Travel Club business line includes: our RCI travel club, which seeks to capture a greater share of our members non-exchange travel budgets; and our business-to-business (“B2B”) travel clubs, which offer private-label solutions to associations, organizations, and other closed user groups.
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
Business Strategy
We are focused on leisure travel and our mission is to “Put the World on Vacation.” Travel + Leisure Co. has been a leader in the travel membership business for over 50 years. Our strategy is to accelerate the growth of our global businesses by broadening the strength of our cornerstone timeshare business through a multi-brand expansion strategy, and our exchange businesses by creating depth of leisure travel products and services through growth of our travel clubs.
BUSINESS DESCRIPTIONS
We report results of operations for the following reportable segments, which are described in more detail below:
•Vacation Ownership, substantially comprised of the vacation ownership product lines: Club Wyndham, WorldMark by Wyndham, Margaritaville Vacation Club, and Accor Vacation Club.
•Travel and Membership, comprised of Exchange and Travel Club.
Our business segments generate diversified revenue streams and significant cash flow. In 2024, we generated 45% of our revenues from the sale of vacation ownership interests, 42% from our fee-for-service revenue streams, 12% from our consumer financing revenue stream, and 1% from other ancillary revenue streams.
Our businesses have both domestic and international operations. During 2024, we derived 88% of our revenues in the United States (“U.S.”) and 12% internationally. For further details on our segment revenues, expenses, profits, assets, and geographical operations, see Note 23—Segment Information to the Consolidated Financial Statements.
VACATION OWNERSHIP
Industry
The vacation ownership industry, also referred to as the timeshare industry, enables consumers to share ownership of fully-furnished and professionally managed vacation accommodations. Typically, the consumer purchases either a title to a fraction of a unit through a points-based system or a right to use a property for a specific period of time through a weekly interval system. This is referred to as a vacation ownership interest (“VOI”). Under a points-based system, owners often have advance reservation rights for a particular destination and are free to redeem their points for various unit types and/or locations. In addition, points-owners can vary the length and frequency of product utilization.
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
•certainty of vacations; and
•certainty of quality accommodations.
Vacation Ownership Overview
Our Vacation Ownership reportable segment is substantially comprised of the vacation ownership product lines: Club Wyndham, WorldMark by Wyndham, Margaritaville Vacation Club, and Accor Vacation Club; and is the world’s largest vacation ownership business based on number of resorts and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the VOI sales, and provide property management services to property owners’ associations. As of December 31, 2024, we had more than 270 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean, and Asia Pacific that represent 27,700 individual vacation ownership units and 809,000 owners of VOIs. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs.
In 2023, we introduced a new concept for a network of sports-themed resort and lifestyle complexes in popular college towns and leisure destinations under the Sports Illustrated Resorts brand. We are still early in the development of the Sports Illustrated Resorts portfolio. We anticipate developing properties in this portfolio using an asset-light development financing model.
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
Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchiser by number of hotels with approximately 9,300 hotels located in more than 95 countries. The Wyndham Hotels loyalty program, Wyndham Rewards, has approximately 114 million enrolled members, many of whom fit our target new-customer demographic, providing us with a substantial customer sourcing opportunity to drive future VOI sales. We plan to leverage this sales channel through initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. Volume per guest on these affinity marketing tours is generally higher than other tours, helping to increase margins on new owner sales.
Add leisure or hospitality brands to our existing portfolio. The addition of brands will help us expand within our existing markets or extend into new markets. New brands will also help with lead generation for new owner tours.
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
Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as offsite sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. Additionally, we operate telesales and virtual sales programs designed to reach and solicit upgrade sales to existing owners we were not able to market to during their vacations. In total VOI upgrade sales represented 68% of our net VOI sales in both 2024 and 2023.
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
We typically perform a credit investigation or other inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. Our weighted average FICO score on new originations was 744 and 739 for 2024 and 2023.
We typically require a minimum down payment of 10% of the purchase price on all VOI sales and offer consumer financing for the remaining balance for up to 10 years. These loans are structured with equal monthly installments that fully amortize the principal by the final due date. While the minimum down payment is typically 10%, our average down payment on financed VOI sales was 20% and 19% for 2024 and 2023.
During 2024, we generated $1.53 billion of receivables on $2.15 billion of Gross VOI sales, net of Fee-for-Service sales, resulting in 71% of our VOI sales being financed compared to 74% during 2023. This level of financing is prior to the application of cash received for the full payment of a loan within 60 days of origination. After the application of these early repayments, we financed 54% and 56% of VOI sales during 2024 and 2023.
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
We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. Our loan portfolio was 95% current (not more than 30 days past due) as of both December 31, 2024 and 2023. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for further information on the performance of our loan portfolio.
Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance, and refurbishment of the units, and provide certain accounting and administrative services to property owners’ associations. The initial terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for an automatic one year renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. As the owner of unsold VOIs, we pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we may enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold. We utilize rental channels to monetize the unsold VOIs to assist in offsetting a portion of such fees. Any income earned from these monetization activities is recorded as a reduction of the associated expense.
Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from travelers, generally resulting in higher revenue from sales of VOIs in the third quarter than in other quarters.
Competition
Our Vacation Ownership business principally competes with short-term vacation options such as lodging, cruise, and home and apartment sharing services, as well as other timeshare developers. The leisure travel industry is large and highly competitive. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new vacation ownership properties, convenience, quality of accommodations, evolving customer travel preferences, service levels, amenities, customer loyalty, and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us in order to better understand our products and services.
The vacation ownership industry has consolidated over the last 20 years leaving multiple well-capitalized branded companies including: Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, and Holiday Inn Club Vacations. As an industry, we largely source potential new owner tours from different marketing channels, but there is overlap when consumers are members of more than one loyalty program and/or travel to more than one resort within a market. We compete for property acquisitions and partnerships with entities that have similar investment objectives. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small independent vacation ownership companies to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.
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
Within Exchange, we operate RCI, the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.4 million paid member families. Annual member retention is high and over the last three years we have retained on average 88% of the exchange memberships through our Exchange networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two-year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.
Our vacation exchange business has relationships with 3,600 affiliated vacation ownership resorts in 101 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific.
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
Expand and enhance our products and services to increase wallet share, transaction propensity, and retention within our member base. Through the addition of more inventory options for exchange and more travel products and services, RCI seeks to enhance its core exchange business lines’ growth through greater share of consumers’ travel spend, increased member engagement, and reduced churn.
Expand B2B travel solutions. We seek to expand B2B partnerships across multiple sectors driving incremental transaction revenue. We offer private-label solutions to associations, organizations, and other closed-user groups in order for these groups to offer travel benefits to their communities which increases engagement and loyalty.
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
HUMAN CAPITAL
Employee Profile
We recognize our employees as associates who bring our mission to put the world on vacation to life through their service to the world’s leading vacation ownership and membership travel company.
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
As of December 31, 2024, our global team was comprised of 19,000 associates, 4,600 of whom work outside the U.S. Of our global associates 15,900 support Vacation Ownership, 1,800 support Travel and Membership, and 1,300 comprise our corporate group. Less than 1% of our associates are subject to collective bargaining agreements governing their employment with our company.

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
Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent, fuel our business objectives, and reward performance excellence. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 97% of our associates are eligible to participate in a company sponsored retirement plan or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan which is available to 86% of our associates. This plan allows eligible associates to purchase common shares of Company stock at a 10% discount from the fair market value at the grant date. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.
We believe in performance-based variable compensation programs that support a high-performance environment. All of our managers and above participate in an annual incentive plan that most closely aligns with their role. Sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. As of December 31, 2024, 42% of our associates participate in a variable pay incentive pay program.
Health & Safety
The health and safety of our associates is of the utmost importance. Travel + Leisure Co. remains responsive to health-related issues for the safety and well-being of our associates, guests, and customers. Our plans mirror the relevant direction from the Center for Disease Control (“CDC”) and prevention guidelines for the U.S. and other equivalent government agencies in the regions where we operate globally.
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
CORPORATE RESPONSIBILITY
We are committed to making a positive impact on our world while delivering stakeholder value through our Corporate Responsibility strategy, Full Circle. This strategy remains an integral part of our company culture and is reflected in our global business operations. We prioritize protecting the environment and strengthening the communities where we live and operate. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued.

Our Full Circle strategy is recognized through the prestigious honors we have earned, including:
•Fair360’s (formerly DiversityInc) Top 50 Companies for Inclusive Workplaces,
•Fortune magazine’s World’s Most Admired Companies,
•Forbes’ America’s Best Large Employers,
•U.S. News’ Best Companies to Work For,
•Newsweek’s Most Trustworthy Companies in America,
•Newsweek’s list of America’s Most Responsible Companies,
•National Veteran-Owned Business Association’s Best Corporations for Veteran’s Business Enterprises, and the
•National Business Inclusion Consortium’s (“NBIC”) Top 50 Best-of-the-Best Corporations for Inclusion.
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
•Reduce water withdrawal per square foot by 35% at our owned, managed, and leased assets by the end of 2025 compared to our 2010 baseline.
•Plant two million trees through our partnership with the Arbor Day Foundation by 2025.
As of December 31, 2023, we have reduced our Scope 1 + Scope 2 GHG emissions intensity by 39% and have increased our renewable energy consumption to 3%. This progress has been accomplished through a combination of increased operational efficiency, onsite solar projects, and one offsite solar project. Additionally, as of December 31, 2023, we have reduced our water withdrawal per square foot by 14%, compared to our 2010 baseline. In partnership with the Arbor Day Foundation, during 2023 we achieved our 2025 goal of planting two million trees. This accomplishment, two years ahead of schedule, underscores our commitment to enhancing biodiversity.
Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.
Climate Change
Climate change is believed to be associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, and increased forest fires. We manage properties exposed to areas which are susceptible to adverse effects resulting from these conditions and disasters. As of December 31, 2024, based on insurable property values:
•36% of our managed, leased, or owned properties are located in Tier I windstorm exposure areas,
•22% are in states prone to high-risk wildfire, and
•20% are situated in areas with a high level of flood risk.
In addition, based on the water risk assessment we conducted in 2024, we identified 59 managed resorts in high or extremely high-water stressed locations. It is possible that the weather conditions and other natural disasters associated with climate change could increase in frequency and/or severity in the future which could have a material adverse effect on our managed property portfolio, operating costs, and demand for our products and/or services. We are continuously monitoring climate change risks and taking actions to mitigate impacts, as deemed appropriate.
Philanthropy
With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village,

Jack and Jill Late Stage Cancer Foundation, as well as our internal Associate Relief Fund. Our decades long partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low-income families in Florida the opportunity to choose the best education for their children. We established the Travel + Leisure Charitable Foundation. This foundation embraces a diverse and inclusive community through mentoring opportunities and educational support. Since its formation, the Travel + Leisure Charitable Foundation has partnered with the School Board of Orange County, Florida, to create the Travel + Leisure Eatonville scholarship program, which strives to promote educational excellence within the Eatonville community, the oldest African-American-incorporated municipality in the U.S., by providing scholarships to eligible students. In 2024, the Travel + Leisure Charitable Foundation initiated a partnership with the School District of Osceola County, Florida, to bring the Travel + Leisure Scholarship Program to qualifying Osceola County students beginning in the 2024-2025 school year.
Governance
For detailed information about our governance practices, see “Governance” in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Visit our website at travelandleisureco.com/esg-commitment for additional information on our corporate responsibility activities and initiatives, along with our 2023 Environmental, Social, and Governance report. Information on our website, including our 2023 Environmental, Social, and Governance report, is not part of, or incorporated in, this Annual Report on Form 10-K.
KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between Travel + Leisure Co. and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.
As of May 31, 2018, when the Spin-off was completed, Travel + Leisure Co. and Wyndham Hotels operated independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.3, 10.60, 10.61, 10.62, and 10.63.
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
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. The continued success and future growth of our timeshare and exchange businesses depends upon our ability to compete effectively in markets that contain numerous competitors, some of which may have significantly greater financial, marketing, and other resources and flexibility than we have. Consolidation in the timeshare industry can also lead to larger competitors with greater resources that compete with our Vacation Ownership business for customers, projects, and talent. We principally compete with short-term vacation options such as lodging, cruise, and home and apartment sharing services, as well as other timeshare developers. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new vacation ownership properties, convenience, quality of accommodations, evolving customer travel preferences, service levels, cost, amenities, customer loyalty and flexibility. In order to compete, we incent potential new owners and existing owners to tour with us to better understand our products and services. New resorts are being constructed and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive. We also face competition from national and regional timeshare resale companies as well as from private resales of VOIs, which has in the past and likely will in the future impact VOI sales. We have also increased new owner sales as a percentage of aggregate VOI sales, as new owners have historically engaged in upgrade purchases over time which favorably impact our business. However, we cannot guarantee that the historic upgrade trends will continue in the future at the same rates we have generated in the past.
Our RCI exchange business depends on vacation ownership developers for new members and on existing members and participants renewing their memberships with us and engaging in exchange and travel club transactions. Our new member enrollment and exchange member volumes dropped significantly during the COVID-19 pandemic, due in large part to the industry wide drop in VOI sales to new owners, and the total number of our exchange members continues to be below pre-pandemic levels. Although new owner sales levels have recovered from their lows in 2020, there is no assurance that they will continue to result in increased new owner memberships in the timeframe or at the levels that we expect or at all. Developers and members also supply resort accommodations for use in exchanges. If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our RCI network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. These effects on our exchange business are more pronounced as the proportion of corporate member relationships, where the developer renews RCI membership fees for all of its active owners, increases. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliate agreements with resort developers is also impacted by consolidation in the vacation ownership industry. For example, in connection with the acquisition of Welk Hospitality Group, Inc. (“Welk”) by Marriott Vacations Worldwide Corporation, the RCI contract with Welk was terminated. In addition, developers have been creating, operating and expanding internal exchange and points-based vacation club networks to offer their respective owners travel flexibility. By design, these networks decrease the propensity of owners to continue their membership in and use of external vacation ownership exchange programs, such as RCI, which in turn adversely impacts the supply of resort accommodations available for exchange through our exchange networks and reduces exchange and travel club transactions and our related revenue.
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
Our B2B white label travel clubs business is largely dependent on the success of marketing efforts to closed user groups through partner brands and the subsequent propensity of the members of those groups to use the platform for their travel bookings and upgrade to receive premium services. Our travel clubs businesses are also reliant on our ability to leverage new and existing relationships with travel suppliers, including hotels, airlines, rental car companies, and wholesale suppliers, and their willingness to distribute products and services through our platforms. Our success in these leisure travel clubs is also dependent upon our ability to efficiently customize our travel offerings to particular areas of interest and focus on the groups to which we market and promote our services and offerings. Our success here is also dependent upon our ongoing ability to successfully adjust and restructure our business models, which we have been undertaking to meet changing conditions and customer requirements compared to those we had originally anticipated and planned for. There is no assurance that these efforts will be successful within the timeframe or at the levels we expect, or at all.
Our travel clubs businesses have required us to utilize and augment human capital and other resources in a manner different from those required by our historical business offerings and, as a result, subject us to greater risks and uncertainties than historically considered for our core timeshare and exchange businesses.
Acquisitions, dispositions and other strategic transactions may not prove successful and could result in operating difficulties.
We regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, brand licensing transactions, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we may otherwise have paid absent such competition. We cannot assure you that we will be able to identify and consummate strategic transactions and opportunities on favorable terms or at all, or that any such strategic transactions or opportunities, if consummated, will be successful. Assimilating any strategic transactions may also create unforeseen operating difficulties and costs.
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
•financial and operational results that may differ materially from our assumptions and forecasts, including higher than expected development costs;
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
•higher than expected costs or other impacts resulting from unforeseen tax, trade, environmental or other regulations in jurisdictions in which the acquired business conducts its operations; and
•issues with retaining customers and integrating customer bases.
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
In 2021, we acquired the Travel + Leisure brand and all related assets from Dotdash Meredith (formerly Meredith Corporation) and we also changed our name to Travel + Leisure Co. The expected results of the transaction and the future prospects for and plans of our company more broadly, including our strategies to accelerate growth of our global businesses through the addition of new vacation ownership brands and growing our travel clubs, are subject to a number of risks and uncertainties, many of which are beyond our control, and may not be achieved in the time or at the level we expect, or at all.

Our efforts to establish and grow our travel clubs businesses and add brands to our existing portfolio of vacation ownership brands, such as through the planned launch of a network of sports-themed resorts and lifestyle resorts under the Sports Illustrated Resorts brand and the acquisition of Accor Vacation Club, subject us to greater risks and uncertainties than those historically considered for our core timeshare and exchange businesses. These risks and uncertainties include requiring us to utilize and augment human capital and other resources beyond those required by our historical business offerings to source and establish relationships with new partners and to develop and market vacation ownership resorts, products, and services that meet the demands of new consumers.
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
In 2024, we acquired the Accor Vacation Club business from Accor, representing 24 resorts and nearly 30,000 members, as well as the right to develop new vacation ownership clubs and products utilizing the Accor Vacation Club brand across a region which includes Asia Pacific, the Middle East, Africa, and Türkiye. This acquisition is subject to the acquisition and integration risks described above, as well as all of the risks of acquiring, operating and developing a business outside of the U.S. market and in geographical areas where our operating experience is limited or where we have not historically operated. There can be no assurance that the anticipated benefits associated with this acquisition will be achieved.
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
Declines in or disruptions to the travel industry including in regions and locations where we have a significant number of resorts have in the past adversely impacted us and any future declines or disruptions are also likely to adversely impact us. Risks affecting the travel industry can be localized events or global in nature and may adversely impact decisions by consumers to use and consume travel services and products, including economic factors such as economic slowdown and recession; increased cost of living and reduced discretionary income (including due to recent and potential future inflationary pressures and higher borrowing costs) and potential for increased unemployment rates; terrorist incidents and threats and associated heightened travel security measures; acts of gun violence or threats thereof; war, other hostilities and political and regional strife (including the risk that the current conflict between Ukraine and Russia or the conflicts in the Middle East expand in a manner that significantly impacts our business and operations); extreme weather conditions and natural disasters; the associated economic disruption due to concerns with high rates of infection, pandemics, contagious diseases or health epidemics, such as occurred during the COVID-19 pandemic, and the related increased governmental regulations or restrictions on and recommendations and warnings against travel in certain regions; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and potential for increases in gasoline and other fuel prices such as experienced in 2022.
Extreme weather conditions and natural disasters, whether resulting from climate change or other factors, such as increased frequency and severity of hurricanes, storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, increased wildfires, tornadoes, earthquakes, typhoons, tsunamis, drought, volcanic eruptions and other factors, have in the past adversely impacted, and in the future will likely continue to adversely impact, the accessibility or desirability of travel to certain locations, including those areas where we or our affiliated resort owners have existing properties or may develop resort properties in the future. Additionally, increased regulations related to climate change could have an adverse impact on the leisure travel industry generally.

Further, Travel + Leisure Co. develops and manages resort properties and provides our exchange and travel club members access to resort properties throughout the world, a portion of which are in areas with greater exposure to the adverse effects of severe weather events and other natural disasters due to their location in coastal areas or states where wildfires are common or have increased in frequency, which could cause such resorts to suffer greater adverse effects from those events than the leisure travel industry faces in general. Based upon insurable property values as of December 31, 2024, 36% of our managed properties are located in Tier I windstorm exposure areas, 22% are located in high-risk wildfire-prone states, and 20% are located in areas with a high level of flood risk. In addition, based on the water risk assessment we conducted in 2024, we identified 59 managed resorts in high or extremely high water-stressed locations. Properties in these areas have in the past closed, and may in the future close, due to such extreme weather events and such closures have been, and in the future may be, extended for prolonged periods following such weather events while major damage is remedied and/or major renovations are undertaken and completed, whether to the resort properties themselves or to the surrounding infrastructure which supports such areas. Concern with climate change or increased extreme weather events may also impact customer preferences for future timeshare purchases, including potential decreased customer preference for geographic areas that may be viewed as subject to increased risk of extreme weather events.
Natural disasters, such as the recent severe wildfires in California and the hurricanes in Florida, have increasingly caused substantial and, in certain instances, unprecedented property damage which will likely materially impact property insurance markets. Coverage and insurance rates may materially impact resort ownership unit maintenance fees to timeshare owners which could potentially make vacation ownership less attractive to some consumers.
The particular geographic areas exposed to these extreme weather events and other natural disasters have increased in recent years to areas which had not historically been subject to such extreme conditions, including areas which we and our affiliated resort owners own or manage resort properties and, in the future, expect to develop additional or expanded resort properties.
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
•our ability to accurately plan for, predict, and satisfy future timeshare inventory needs, including through development of new properties, and optimally manage the amount of developer owned inventory we hold for sale, which has been and may in the future be adversely impacted by events and occurrences that affect vacation ownership tours and VOI sales, such as COVID-19 or other pandemics or health-related concerns;
•our ability to continue to attract customers for VOI purchases and upgrades at the levels we expect;
•our ability to operate our managed resorts and conduct tours of our properties;
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
•our ability to develop and maintain relationships with marketing partners, including our Blue Thread marketing relationship with Wyndham Hotels;

•market perception of the timeshare industry and our ability to effectively respond to any reputational or brand issues that may arise from negative publicity from social media postings or media reports, which could damage our brands;
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
•our effectiveness in keeping pace with technological developments as well as any failure to timely upgrade our technology infrastructure and efficiently manage upgrade projects to achieve our strategic planning expectations and to meet changing customer preferences and customer interfacing needs;
•our effectiveness with positive messaging, through social media platforms, our brand and our timeshare resorts and those resorts with which our exchange members may exchange vacation interests, and our ability to effectively respond to any negative messaging or comments on social media;
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
•owners or other developers that have advance notes with us, or who have received loans or other financial arrangements incentives from us, who have experienced and may continue to experience financial difficulties;
•decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system (including as a result of extreme weather events such as have occurred in our geographic markets in recent years, ongoing property renovations or a decrease in member deposits) could adversely affect our exchange business;
•the viability of property owners’ associations and the maintenance and refurbishment of vacation ownership properties that we manage, which depend on property owners’ associations levying sufficient maintenance fees and the ability of members to pay such maintenance fees, particularly in times of economic downturn;
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
•the cost to develop vacation ownership properties and difficulties associated with obtaining required approvals in connection with development, liability under state and local laws with respect to any construction defects in the vacation ownership properties we develop, and risks related to real estate project development costs and completion;
•private resale of VOIs and the sale of VOIs on the secondary market, which could adversely affect our vacation ownership resorts, the prices at which we sell VOIs, and our exchange business;
•disputes with owners of VOIs, property owners’ associations, and vacation exchange affiliation partners, which may result in litigation and the loss of management contracts;
•laws, regulations and legislation internationally and domestically, and on a federal, state or local level, concerning the leisure travel industry, which may make the operation of our business more onerous, more expensive or less profitable;
•our failure or inability to adequately protect and maintain our trademarks and other intellectual property rights; and
•consumers increased use of third-party internet travel intermediaries and peer-to-peer online networks to search for and book their lodging accommodations, which could adversely affect our vacation ownership and vacation exchange brands, travel clubs and travel subscription businesses, reservation systems, bookings and rates.
Any of these factors could increase our costs, reduce our revenues and profitability and otherwise adversely impact our opportunities for growth.

Our international operations are subject to additional risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks, including exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; potential changes in the regulation of timeshare products by foreign countries, such as occurred in Australia; political instability; threats or acts of war, hostilities, or terrorism; the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by non-U.S. citizens; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of assets by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including negative impacts of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S. dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; conflicts between local laws and U.S. laws including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any of these risks or any adverse outcome resulting from the financial instability or performance of foreign economies, the instability or weakening of other currencies and the related volatility on foreign exchange and interest rates, could impact our results of operations, financial position or cash flows.
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

Financial difficulties of owners and customers, such as those that occurred during the COVID-19 pandemic and that generally occur during recessionary periods, could result in increased payment defaults and delinquencies. When defaults or delinquencies occur during the early part of the loan amortization period, we may not have recovered the marketing, selling, administrative and other costs associated with such VOIs. Additional costs are incurred in connection with the resale of repossessed VOIs, and the value we recover in a resale is not in all instances sufficient to cover the outstanding debt on the defaulted loan. During 2020, in response to COVID-19, we substantially increased our loan loss allowance on our vacation ownership receivables portfolio. At times we have had to, and in the future we may have to, increase our loan loss allowance above average historical levels again, whether due to a public health emergency, adverse economic conditions generally, increased customer default trends generally, or other causes.

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
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to our customers, shareholders, and employees. Such information includes, but is not limited to, large volumes of customer credit and payment card information, customer travel documents, other identification documents, account numbers, and other personally identifiable information. We are subject to attack by cyber-criminals (including nation state-sponsored or nation state-supported organizations, terrorist organizations, criminal enterprises and other actors) operating on a global basis attempting to gain access to such information as well as our source code information, and the integrity and protection of that customer, shareholder, and employee data and proprietary information is critical to us.

While we maintain what we believe are reasonable security controls over personal and proprietary information (including the personal information of customers, shareholders, and employees), and our information technology staff regularly assesses and identifies vulnerabilities in our information technology and cybersecurity systems and controls, breaches of or breakdowns in our systems that result in the theft, loss, access to, fraudulent use or other unauthorized release of personal, confidential or other proprietary information, source code information, or other data have occurred in the past and may occur in the future. While we have sought and will continue to seek to appropriately address and remedy these vulnerabilities as they are identified, we cannot assure you that all such vulnerabilities will be adequately or timely remediated to prevent unauthorized access to our information technology systems in the future.

In addition, any such cyber-attacks could persist for an extended period of time without detection, which could likely have a material adverse effect on our brands, reputation, customer confidence in us, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect and insure against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and we may likely be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.
Data breaches and other serious cyber incidents have increased globally, along with the sophistication of the methods and techniques of the intrusions and complexity of the attacks, including use of viruses, ransomware and other malicious software, phishing and other ever-evolving efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Continued geopolitical turmoil (including the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East) has heightened the risk of cyber-attacks. We have experienced and likely will continue to experience, such cyber-attacks. Further, because methods used by third-party actors to obtain unauthorized access to or interference with information systems are ever-evolving, they may not be identified until long after they are used against a target and, as a result, our cybersecurity measures then in place may be inadequate in preventing any such intrusion or in identifying or assessing the breadth or significance of any such intrusion. Also, the same cybersecurity threats exist for the third parties with whom we interact (such as parties providing us software or services) or share information, and cyber-attacks on third parties with which we interact or which possess, use or have access to our customer, and other information have in the past adversely impacted us in the same way as a direct cyber-attack on us. Additionally, we currently have a hybrid work environment in which many corporate associates work both in the office and remotely on an ongoing basis. The increase in the number of our associates working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, and greater potential for phishing and other cybersecurity attacks.
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
Our information technology infrastructure (including our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems) has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses, ransomware and malware installation, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies and other technology systems, we will likely continue to face issues that may negatively impact customers, other individuals and third parties. In addition, as we pursue new initiatives that are designed to improve our operations and cost structure, the expansion and implementation of new technologies and systems (including our increasing use, and the likely increasing use by our third-party service providers, of artificial intelligence (“AI”) technologies) carries significant potential risks, including failure to operate as designed, potential loss of or corruption of information, changes in security processes, implementation delays, and disruption of operations. The increased scope and complexity of our information technology infrastructure and systems could contribute to the risk of future material security breaches or breakdowns, any of which could have a material adverse impact on our business, brands, reputation, and results of operations. Further, if we fail to fully assess, identify and address all cybersecurity risks associated with acquisitions (such as our recent acquisition of Accor Vacation Club) or fail successfully to integrate all information technology systems of such acquired businesses into and with our existing technology framework and cybersecurity controls, we would become increasingly vulnerable to all of the above risks.

Additionally, we are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the U.S., both at the federal and state levels, and in other jurisdictions where we operate. Aspects of these laws and regulations, as well as their enforcement, remain unclear, and foreign laws and regulations are often more restrictive or burdensome than those in the U.S. Moreover, we have incurred and will likely continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, such as restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain consumer data to our customers, or otherwise regulating artificial intelligence (“AI”) and machine learning (including the use of algorithms and automated processing), could expose us to additional costs and liability. In addition, should we violate or not comply with any applicable laws, regulations, contractual requirements relating to data security and privacy, such as the recently adopted SEC rules requiring public companies to disclose material cybersecurity incidents to which they become subject on a Current Report on Form 8-K, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition, and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.
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
Further, any failure to keep pace with new or innovative use of technologies (including digital technologies within the leisure travel and timeshare industry, as well as evolutionary changes in social media (including third-party social media sites) which consumers increasingly rely upon for assessments and decisions concerning travel and vacation information) could adversely impact our competitive position and future prospects. Our industry is marked by rapid technological developments and innovations (such as the use of AI and machine learning) and evolving industry standards. The development, adoption and use for AI and machine learning technologies are still in their early stages and the development of AI technologies is complex, involving technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs and any failure of our business continuity planning as to any of these matters could have a material adverse impact on our business, brand, and financial results.
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
•the interest rates being charged on recently issued and floating rate corporate debt and securitized debt have increased significantly beginning in 2022 and higher interest costs on our debt may continue in the future, and although rates have fallen from their peak in 2023, we have not been able to and in the future likely will not be able to pass along the full amount of such costs to purchasers of VOIs to whom we provide financing;
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
•our leverage requires the dedication of a significant portion of our cash flows to the payment of principal and interest thus reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases or other operating needs and capital uses;
•negative ratings and/or downgrades of our debt by rating agencies have in the past increased interest rates on some of our debt instruments and if they recur in the future would likely increase our borrowing costs and could prevent us from obtaining additional financing on favorable terms or at all;
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
•prohibitive or increased cost, or inadequate availability, of capital could restrict the development or acquisition of vacation ownership resorts by us or by our third-party developers and as well as the financing of purchases of VOIs;
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
The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. A number of countries around the world have enacted or are in the process of enacting legislation implementing OECD’s Pillar Two rules. As of December 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. For the rules effective January 1, 2025, we do expect the impact to increase our effective tax rate but overall the rules are not expected to have a material impact on our financial statements. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts. The OECD may continue to release guidance, and enacting legislation may continue to be implemented, that could impact our assessment as to the impact of Pillar Two on our consolidated financial statements and operations.
We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local, and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.
We are responsible for certain of Avis Budget Group, Inc.'s contingent and other corporate liabilities.
Under the separation agreement and the tax sharing agreement that we executed with Cendant Corporation (now Avis Budget Group, Inc., “ABG”) and former ABG units, Realogy (now Anywhere Real Estate Inc.) and Travelport. Wyndham Worldwide and Anywhere Real Estate Inc. generally were responsible for 37.5% and 62.5% of certain of ABG’s contingent and other corporate liabilities and associated costs, including certain contingent and other corporate liabilities of ABG or its subsidiaries to the extent incurred on or prior to August 23, 2006. As a result of the completion of the Spin-off, Wyndham Hotels agreed to retain one-third of ABG’s contingent and other corporate liabilities and associated costs; therefore, we are responsible for 25% of these liabilities and costs subsequent to the Spin-off. These liabilities include those relating to certain of ABG’s terminated or divested businesses, including the sale of the North American and European vacation rentals businesses, the Travelport sale, certain ABG-related litigation, actions with respect to the separation plan and payments under certain contracts that were not allocated to any specific party in connection with the separation.
If any party responsible for the liabilities described above were to default on its obligations, the non-defaulting parties would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities, including associated costs.
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
Negative public perception regarding our industry resulting from, among other things, consumer complaints regarding sales and marketing practices, consumer financing arrangements, and restrictions on exit related to our products, as well as negative comments or messaging on social media, could result in increased regulatory scrutiny and negative customer and public perceptions of us and one or more of our brands, which could result in significant reputational damage, more onerous laws, regulations, guidelines and enforcement interpretations in jurisdictions in which we operate. These actions may lead to operational delays or restrictions, as well as increased operating costs, regulatory burdens and risk of litigation, and decrease customers’ willingness to buy from us or to use our travel clubs or vacation exchange platforms.

Our business is subject to extensive regulation and the cost of compliance or failure to comply with such regulations may adversely affect us.
Our business is regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international, federal, state and local regulators may enact new laws and regulations that may reduce our revenues, cause our expenses to increase or require us to modify our business practices substantially. We are, and may be in the future, subject to regulatory inquiries and investigations from time to time arising under laws and regulations applicable to our business, including, among others, those governing timeshare (including required government registrations), consumer financings and other lending, information security, data protection and privacy, credit card and payment card security standards, marketing, sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, telemarketing (including do-not-call and call-recording regulations), licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental (including climate change) and remediation, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, Office of Foreign Asset Control, Americans with Disabilities Act, the Sherman Act, and the Foreign Corrupt Practices Act and local equivalents in international jurisdictions (including the United Kingdom Bribery Act). As a result, we may be subject to actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. In the past, when we have been subjected to regulatory inquiries or investigations, the amount of the fines involved were not material to our business, financial condition or results of operations. However, future fines, penalties or other remedies that regulators might seek to impose could materially adversely affect our business, financial condition or results of operations.
The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption, cybersecurity, directors and officers (“D&O”), and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs. There are risks for which we do not carry insurance for the full range of possible outcomes or at all concerning a potential loss or liability, due to the cost, availability or terms and conditions of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial and not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant property and casualty losses incurred by the insurance industry due to hurricanes, wildfires, cybersecurity breaches and other events, as well as market dynamics (such as those resulting from the recent rapid increase in interest rates), insurance costs have increased and may be higher (and availability may be lower) in future periods. In addition, increased storm intensity, increased wildfires and rising sea levels as well as other natural disasters, whether resulting from climate change or other factors, have increased and will likely in the future increase the cost and decrease the available coverage levels of property insurance, particularly in certain geographies which have been or may be viewed as more likely in the future to be subject to such events and natural disasters.

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
We have publicly stated our goals related to environmental sustainability, which include reducing our water intensity and GHG emissions (Scope 1 + Scope 2) and increasing our renewable energy consumption at our owned, managed, and leased assets. In part, we must work through applicable property owners’ associations that we do not control to achieve these goals. We may also take additional actions related to climate change and environmental sustainability voluntarily or in response to increased regulations in the future that would materially increase the costs to develop and operate our resorts, which could have an adverse impact on our profitability even though such actions may be necessary to increase the long-term sustainability of our business. We also must continue to develop appropriate internal and disclosure controls designed such that our disclosed achievements against our environmental goals are accurately reported.
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
In connection with the Spin-off, we entered into a number of agreements with Wyndham Hotels that govern the ongoing relationships between Wyndham Hotels and Travel + Leisure Co. following the Spin-off. Our success depends, in part, on the maintenance of these ongoing relationships with Wyndham Hotels as well as Wyndham Hotels’ performance of its obligations under these agreements. As we work to continue to expand our portfolio of vacation ownership brands beyond the brands we license from Wyndham Hotels, the operation of our Vacation Ownership business is evolving and becoming more complex. If we are unable to maintain a good relationship with Wyndham Hotels, or if Wyndham Hotels does not perform its obligations under these agreements, fails to protect the trademarks, trade names and intellectual property that we license from it or if these brands deteriorate or materially change in an adverse manner, or the reputation of these brands declines, our brand may be negatively affected, our profitability and revenues could decrease and our growth potential may be adversely affected. We also have successfully utilized and leveraged our relationship with Wyndham Hotels’ loyalty program, which we refer to as Blue Thread, and any cessation of or adverse change in that loyalty program could be expected to materially adversely impact our business, growth strategy and financial results. There is also no assurance that this Blue Thread marketing source will continue to generate new owner tours at the level or with the volume per guest we have experienced to date.
We are responsible for certain contingent and other corporate liabilities incurred prior to the Spin-off.
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the Distribution, including liabilities of Wyndham Worldwide related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to Wyndham Hotels. If Wyndham Hotels were to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities, including associated costs.
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
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or earnings outlook or those of other companies in our industry; customer acceptance and success of our strategic growth initiatives; actual or anticipated fluctuations in our operating results due to seasonality, economic conditions, including increased inflation and higher interest rates, and other factors related to our business; our credit ratings; announcements by us or our competitors of significant acquisitions or dispositions; lower than expected earnings or revenues or outlook for such financial measures, changes in earnings or revenues estimates by us or by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; and overall market fluctuations. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
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
•Education and Awareness: We provide training for employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, processes and practices.
•Incident Response and Recovery Planning: We have established and maintain incident response and recovery plans for critical systems, applications and business functions that address our response to a cybersecurity incident, and such plans are tested and evaluated on a periodic basis.
We describe whether and how risks from identified cybersecurity threats, including as a result of previous incidents, may materially affect, or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, under the heading “Failure to maintain the integrity of internal or customer data or to protect our systems from cyber-attacks could disrupt our business, damage our reputation, and subject us to significant costs, fines or lawsuits” included as part of our risk factor disclosures included in Part I, Item 1A of this Annual Report filed on Form 10-K.
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
The IPRC is the management-level governance body that oversees our management of cybersecurity threats and data privacy risks and supports the strategic goals of our information security programs. The IPRC also oversees the appropriate remediation and response to cybersecurity incidents in accordance with applicable legal and regulatory requirements as well as our Information Security Incident Response Plan. The executive sponsors of the IPRC are our Chief Financial Officer, Chief Operations Officer, CTO, and General Counsel and Corporate Secretary. The IPRC members include our CISO, the senior attorney in the privacy function, the senior attorney in the corporate and securities function, the Chief Accounting Officer, and the Managing Director, Travel and Membership. The CISO leads a team of information security professionals in the day-to-day execution of our information security program, which is discussed in more detail above under the heading “Cybersecurity Risk Management and Strategy.”
The CISO has served in various roles in information security and information technology for over 20 years for global travel, hospitality, casino, and energy companies along with consulting for both the U.S. Department of Defense and intelligence community. He holds an undergraduate degree in computer information systems, a master’s degree in business administration, and has attained the Certified Information Systems Security Professional certification. The CTO holds an undergraduate degree in computer science and a master’s degree in business administration and has served in various roles in information technology for over 30 years for global travel, hospitality, and finance companies, including serving as the Chief Technology Officer for Qatar Airways Group and Chief Information Officer for MGM Resorts International.
ITEM 2.    PROPERTIES
Travel + Leisure Co. Corporate
Our corporate headquarters is located in a leased office at 6277 Sea Harbor Drive in Orlando, Florida, for which the lease expires in October 2025. We have executed a new lease which commences in November 2025 to relocate our corporate headquarters to 501 West Church Street in Orlando, Florida. The new lease will expire in 2040.
Vacation Ownership
Our Vacation Ownership business has its main corporate operations in Orlando, Florida, pursuant to several leases which begin to expire in 2025. Our Vacation Ownership business also has leased space in Las Vegas, Nevada; the Philippines; Australia; and Singapore, with various expiration dates between 2025 and 2056. In addition, our Vacation Ownership business utilizes 173 marketing and sales offices with 127 locations in the U.S. and the remaining locations in Australia, China, the Caribbean, Thailand, Mexico, Indonesia, Japan, Fiji, and New Zealand. Of these 173 marketing and sales offices, 70 are pursuant to leases with various expiration dates between 2025 and 2056. All leases that are due to expire in 2025 are presently under review related to our ongoing requirements.
Travel and Membership
Our Travel and Membership business is headquartered in Orlando, Florida, pursuant to several leases which begin to expire in 2025. The business also owns one property in Indianapolis, Indiana, and one property in Mexico. There are 18 leased offices located in Europe, Latin America, Asia Pacific, North America, and Africa with expiration dates between 2025 and 2027. All leases that are due to expire in 2025 are presently under review related to our ongoing requirements.
ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol TNL. As of January 31, 2025, the number of stockholders of record was 4,006. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2024.”
Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan (b)
October 2024 (October 1-31)	431,192	$46.36	431,192	$488,990,447
November 2024 (November 1-30)	450,149	$53.25	450,149	$467,354,409
December 2024 (December 1-31)	493,311	$52.75	493,311	$441,333,148
Total (a)	1,374,652	$50.91	1,374,652	$441,333,148
(a)Includes 25,318 shares purchased for which the trade date occurred in December 2024 and settled in January 2025.
(b)Proceeds received from stock option exercises increase repurchase capacity under the plan.

On August 20, 2007, our Board of Directors (“Board”) authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board has since increased the capacity of the Share Repurchase Program 10 times, most recently in May 2024, by $500 million, bringing the total authorization under the current program to $7.0 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.
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
The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2019, to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019, and all dividends and other distributions were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

(a)$100 invested on December 31, 2019, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ending December 31:	2019	2020	2021	2022	2023	2024

Travel + Leisure Co.	$100.00	$90.95	$114.56	$78.28	$87.95	$118.50
S&P Midcap 400	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
S&P Hotels, Resorts & Cruise Lines	$100.00	$74.12	$88.83	$67.29	$111.92	$147.93
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products and operate our business in the following two segments:
•Vacation Ownership — develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of our Vacation Ownership business line.
•Travel and Membership — operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of our Exchange and Travel Club business lines.
Economic Conditions and Key Business Trends
During 2024, our business saw strong demand for leisure travel which resulted in higher tours and Gross VOI sales at our Vacation Ownership business, as compared to the prior year. Our volume per guest (“VPG”) also continued to perform above pre-pandemic levels, despite VPG levels moderating in response to our strategic shift to increase our mix of new owners, which generally produce lower VPGs and lower close rates. This strategic shift was made to grow our pipeline of potential future owner upgrade sales.
The 2024 full-year results also reflect the impact of cost savings realized as a result of the strategic realignment of our Travel and Membership segment at the end of 2023 and the implementation of additional cost saving initiatives at this segment in the third quarter of 2024. As a result of these cost saving initiatives we saw an increase in net income and Adjusted EBITDA at this segment despite a decrease in revenue as compared to the prior year. The Travel and Membership segment was also benefited by pricing increases which led to higher revenue per transaction and served to partially offset the impact of lower transactions, as compared to the prior year. Lower transactions compared to the prior year were primarily the result of an increasing mix of exchange members with a club affiliation, who have a lower transaction propensity.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to an increase in delinquencies. We have also taken steps to increase the percentage of developer-financed sales since 2022 with the goal of accelerating growth in our consumer financing revenues, while also balancing our portfolio performance.
While we are experiencing the benefits of positive demand trends, the sustained effects of inflationary pressures over time, high interest rates, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Although higher interest rates negatively impacted our interest expense during 2024, we have begun to experience improvements in the capital markets. We closed on three term securitizations during 2024 with lower blended interest rates and higher advance rates than our securitizations in 2023, with our last securitization of the year closing with the lowest coupon rate and advance rate we have achieved in over two years. Additionally, during the fourth quarter of 2024, we repriced and replaced the $593 million outstanding balance on the 2023 Incremental Term Loan B facility and refinanced the $282 million outstanding balance on the 2018 Term Loan B facility, which will provide future interest savings. We also expect benefits in the interest on our floating rate debt as a result of the Federal Reserve benchmark interest rate reductions, which totaled 100 basis points in the second half of 2024.
Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales. This business, and, to a greater extent, our Travel and Membership businesses are highly dependent on the health of the travel industry and we are subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.
Accor Vacation Club Acquisition
On March 1, 2024, we acquired Accor Vacation Club for $50 million ($44 million net of cash acquired). Accor Vacation Club represents 24 resorts and nearly 30,000 members. This acquisition was undertaken to help the two companies establish a relationship to develop new timeshare products in the Asia Pacific, Middle East, Africa, and Türkiye regions under the Accor Vacation Club brand, leveraging the Travel + Leisure Co. global platform. Accor receives a percentage of vacation ownership sales revenue as a licensing fee under the exclusive licensing agreement and we receive the exclusive right to develop new vacation ownership clubs and products in the aforementioned regions, utilizing the Accor Vacation Club brand. This acquisition is included within the Vacation Ownership segment. See Note 5—Acquisitions to the Consolidated Financial Statements for additional details.
Sports Illustrated Resorts
On September 11, 2023, we entered into an agreement to acquire the rights to the vacation ownership business of Sports Hospitality Ventures, LLC (“SHV”), and introduced a new concept for a network of sports-themed resort and lifestyle complexes in popular college towns and leisure destinations under the Sports Illustrated Resorts brand. The new resorts are anticipated to be developed using an asset-light development financing model. We are still early in the development of the Sports Illustrated Resorts portfolio but expect to begin sales within the next 9 to 18 months. This new product line is included within the Vacation Ownership segment. There is no immediate earnings impact for us, but we expect this business to drive incremental growth starting in 2026.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries have also implemented similar legislation. As of December 31, 2024, based on the countries in which we do business that have enacted legislation effective January 1, 2024, the impact of these rules to our financial statements was not material. For the rules effective January 1, 2025, we do expect the impact to increase our effective tax rate but overall the rules are not expected to have a material impact on our financial statements. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
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
We leverage a number of different tools to impact the percentage of developer-financed sales, such as offering credit cards and other third-party financing directly to consumers to facilitate cash down payments and sales while balancing our consumer default risk profile.

In connection with entering into a VOI sale, we may provide our customers with certain non-cash incentives, such as credits for future stays at our resorts. For those VOI sales, we allocate the sales price between the VOI sale and the non-cash incentive. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.
We provide day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. The initial terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for an automatic one year renewal upon expiration of the terms. Our management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. We receive fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. We are entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where we are the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income. We reduce our management fees revenue for amounts paid to the property owners’ association that reflect maintenance fees for VOIs for which we retain ownership, as we have concluded that such payments are consideration payable to a customer. Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income.
Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales including sales under our Fee-for-Service program before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs, and (iii) volume per guest, which measures the efficiency of this business’ efforts in generating sales from tours, is calculated by dividing the gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel.
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
RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by the operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. During the third quarter of 2024, we updated our definition of Adjusted EBITDA to exclude certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business as these costs do not reflect recurring operating expenses. This change was made as a result of our acquisition of Accor Vacation Club. As this business is being further integrated into our operations, it has begun incurring certain discrete non-recurring costs directly attributable to integration activities and we believe excluding these types of costs would assist investors in understanding our ongoing performance when considered with generally accepted accounting principles in the U.S. (“GAAP”) measures. We define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Avis Budget Group, Inc. (“ABG”) formerly Cendant Corporation, and the sale of the vacation rentals businesses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2024 and 2023. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to “The Year Ended December 31, 2024 vs. The Year Ended December 31, 2023” section for a discussion of how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2024	2023	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$2,293	$2,149	6.7
Tours (in 000s) (c)	716	663	8.0
Volume per guest (d)	$3,094	$3,128	(1.1)
Travel and Membership (a)
Transactions (in 000s) (e)
Exchange	889	959	(7.2)
Travel Club	673	679	(1.0)
Total transactions	1,562	1,638	(4.6)
Revenue per transaction (f)
Exchange	$360	$357	0.8
Travel Club	$247	$230	7.5
Total revenue per transaction	$312	$305	2.3
Average number of exchange members (in 000s) (g)	3,427	3,515	(2.5)

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
(d)VPG is calculated by dividing Gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel. We believe that VPG provides an enhanced understanding of the performance of our Vacation Ownership business because it directly measures the efficiency of this business’ efforts in generating sales from tours during a given reporting period.
(e)Represents the number of exchanges and travel bookings recognized as revenue during the period, net of cancellations.
(f)Represents transaction revenue divided by transactions.
(g)Represents paid members in our vacation exchange programs who are considered to be in good standing.
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales (in millions):

	Year Ended December 31,
	2024	2023
Vacation ownership interest sales, net	$1,721	$1,582
Loan loss provision	432	348
Gross VOI sales, net of Fee-for-Service sales	2,153	1,930
Fee-for-Service sales (1)	140	219
Gross VOI sales	$2,293	$2,149

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $71 million and $131 million for the years ended December 31, 2024 and 2023. These commissions are reported within Service and membership fees on the Consolidated Statements of Income.

THE YEAR ENDED DECEMBER 31, 2024 VS. THE YEAR ENDED DECEMBER 31, 2023
Our consolidated results are as follows (in millions):

	Year Ended December 31,
	2024	2023	Favorable/ (Unfavorable)
Net revenues	$3,864	$3,750	$114
Expenses	3,131	3,028	(103)
Loss on sale of business	—	2	2
Operating income	733	720	13
Interest expense	249	251	2
Interest (income)	(14)	(13)	1
Other (income), net	(15)	(3)	12
Income before income taxes	513	485	28
Provision for income taxes	135	94	(41)
Net income from continuing operations	378	391	(13)
Gain on disposal of discontinued business, net of income taxes	33	5	28
Net income attributable to Travel + Leisure Co. shareholders	$411	$396	$15
Net revenues increased $114 million during 2024 compared with 2023. This increase was unfavorably impacted by foreign currency of $3 million (0.1%). Excluding the impacts of foreign currency, the increase in net revenues was primarily due to:
•$131 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of increased tours, partially offset by a decrease in VPG due to a higher new owner transaction mix which generally produce lower VPGs; higher property management revenues resulting from higher property management fees and reimbursable revenues; and an increase in consumer financing revenues primarily due to a higher average portfolio balance; partially offset by a decrease in commission revenues due to lower volume of VOI Fee-for-Service sales as a result of fewer commitments. This increase in revenues was partially offset by
•$14 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue driven by lower transactions and an increasing mix of exchange members with a club affiliation who have a lower transaction propensity, partially offset by higher revenue per transaction resulting from price increases.
Expenses increased $103 million during 2024 compared with 2023. This increase in expenses was favorably impacted by foreign currency of $3 million (0.1%). Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$64 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$43 million increase in marketing costs primarily due to an increase at our Vacation Ownership business in support of increased tour flow and new owner mix, partially offset by cost savings at the Travel and Membership segment;
•$29 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$24 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate; and a
•$21 million increase in general and administrative expenses driven by variable compensation and other employee related costs.
These increases were partially offset by:
•$39 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume;
•$39 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume; and a
•$10 million decrease in restructuring costs.
We recognized a loss on sale of business of $2 million during 2023 resulting from the sale of the Love Home Swap business.
Interest expense decreased $2 million during 2024 compared with 2023 primarily due to a lower average outstanding balance on corporate debt, partially offset by a higher weighted average interest rate on corporate borrowings.

Other income, net of other expense increased $12 million during 2024 compared with 2023, primarily due to a $7 million reduction in the fair value of contingent consideration associated with business acquisitions.
Our effective tax rates were 26.4% and 19.4% for the years ended December 31, 2024 and 2023. Our effective tax rate for 2023 is lower primarily due to the partial reversal of the valuation allowance related to our foreign tax credits based on our determination that it is more likely than not that the benefit will be realized.
Gain on disposal of discontinued business, net of income taxes increased $28 million during 2024 compared with 2023 driven by the release of expired guarantees of $32 million, net of tax in 2024, related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $15 million in 2024 as compared with 2023.
The tables below present our segment information (see Note 23—Segment Information to the Consolidated Financial Statements for a breakout of significant expenses related to our reportable segments), followed by a discussion of each segment’s 2024 results compared to 2023 (in millions):

	Year Ended December 31,
Net revenues	2024	2023
Vacation Ownership	$3,171	$3,041
Travel and Membership	695	711
Total reportable segments	3,866	3,752
Corporate and other (a)	(2)	(2)
Total Company	$3,864	$3,750

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$411	$396
Gain on disposal of discontinued business, net of income taxes	(33)	(5)
Interest expense	249	251
Interest (income)	(14)	(13)
Provision for income taxes	135	94
Depreciation and amortization	115	112
Stock-based compensation	40	36
Restructuring (b)	16	26
Legacy items	11	8
Asset impairments, net (c)	3	1
Acquisition and divestiture related costs	2	—
Integration costs	1	—
Loss on sale of business	—	2
Fair value change in contingent consideration	(7)	—
Adjusted EBITDA	$929	$908

	Year Ended December 31,
Adjusted EBITDA	2024	2023
Vacation Ownership	$764	$729
Travel and Membership	251	247
Total reportable segments	1,015	976
Corporate and other (a)	(86)	(68)
Total Company	$929	$908

(a)Includes the elimination of transactions between segments.

(b)Includes $1 million of stock-based compensation expense during 2024 associated with the 2022 restructuring plan and $2 million of stock-based compensation expense during 2023 associated with the 2023 restructuring plan.
(c)Includes $1 million of inventory impairments for the year ended December 31, 2023, included within Cost of vacation ownership interests on the Consolidated Statements of Income.
Vacation Ownership
Net revenues increased $130 million and Adjusted EBITDA increased $35 million during 2024 compared with 2023. The net revenue and Adjusted EBITDA growth were not materially impacted by foreign currency.
The net revenue growth excluding the impact of foreign currency was primarily driven by:
•$224 million increase in Gross VOI sales, net of Fee-for-Service sales, due to an 8.0% increase in tours, partially offset by a 1.1% decrease in VPG due to a higher new owner transaction mix (35% in the current year compared to 33% in the same period of 2023) which generally produce lower VPGs;
•$32 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and a
•$23 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $84 million increase in our provision for loan losses primarily due to higher Gross VOI sales, net of Fee-for-Service sales and a higher provision rate resulting from a slight elevation in delinquencies and defaults, and a $63 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales as a result of fewer commitments.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$64 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales;
•$56 million increase in marketing costs in support of increased tour flow and new owner mix;
•$29 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$24 million increase in consumer financing interest expense primarily due to a higher average non-recourse debt balance and increased weighted average coupon rate.
These increases were partially offset by a $39 million decrease in the cost of VOIs sold primarily due to product mix, partially offset by increased sales volume, and a $39 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $16 million and Adjusted EBITDA increased $4 million during 2024 compared with 2023. The net revenue decrease was unfavorably impacted by foreign currency of $2 million (0.3%) and the Adjusted EBITDA growth was not materially impacted by foreign currency.
The decrease in net revenues, excluding the impact of foreign currency, was primarily driven by a $11 million decrease in transaction revenue due to lower transactions, partially offset by higher revenue per transaction resulting from price increases; and a $4 million decrease in subscription revenues. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$11 million of employee related cost savings related to the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations including $5 million of other operating expenses, $4 million of marketing, and $2 million of general and administrative; and
•$9 million of additional marketing cost savings.
These savings were partially offset by a $6 million increase in cost of sales due to a heavier weighting of rentals in addition to the revenue growth in Travel Clubs.

Corporate and other
Corporate and other revenue was flat during 2024 compared with 2023 primarily due to a $3 million decrease in revenue from the insurance program we manage on behalf of homeowners associations; wholly offset by a $3 million decrease in eliminated transactions between segments.
Adjusted EBITDA decreased $18 million (26.5%) during 2024 compared with 2023 and was not materially impacted by foreign currency. The decrease in Adjusted EBITDA was primarily due to $15 million of higher general and administrative costs driven by $12 million of higher variable compensation and other employee related costs.
For a comparative review of our consolidated results of operations and those of our reportable segments for the fiscal years ended December 31, 2023 and 2022, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
DISCONTINUED OPERATIONS
During 2024, 2023, and 2022, we recognized $33 million, $5 million, and $1 million within Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income.
During 2024, we had $1 million of Net cash provided by investing activities from discontinued operations and in 2022 we had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows.
See Note 6—Discontinued Operations to the Consolidated Financial Statements for additional details of our discontinued operations.
RESTRUCTURING PLANS
2024 Restructuring Plan
During 2024, we incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. These charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2024. We reduced our 2024 restructuring liability by $7 million of cash payments during 2024. The remaining 2024 restructuring liability of $8 million is expected to be paid by the end of 2026.
2023 Restructuring Plan
We incurred $26 million of restructuring charges during the year ended December 31, 2023. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our facilities by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. We reduced our 2023 restructuring liability by $14 million and $8 million of cash payments during the years ended December 31, 2024 and 2023. The remaining 2023 restructuring liability of less than $1 million is expected to be paid by the end of 2025.
2022 Restructuring Plan
We incurred $14 million of restructuring charges during the year ended December 31, 2022. These charges were associated with certain positions that were made redundant based upon changes to our organizational structure, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel costs at the Travel and Membership segment, (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at our corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense. During 2024, we recognized an additional $1 million of stock-based compensation expense associated with the 2022 restructuring plan. The 2022 restructuring liability was reduced by $1 million, $7 million, and $5 million of cash payments during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the 2022 restructuring liability has been fully settled.
See Note 26—Restructuring to the Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

	As of December 31,
(In millions)	2024	2023	Change
Total assets	$6,735	$6,738	$(3)
Total liabilities	$7,615	$7,655	$(40)
Total deficit	$(880)	$(917)	$37
Total assets decreased $3 million from December 31, 2023 to December 31, 2024, due to:
•$115 million decrease in Cash and cash equivalents primarily driven by repayment of the $300 million 5.65% notes which were due in April of 2024, $234 million of share repurchases, $142 million of dividend payments, $81 million of property and equipment additions, and $44 million of net payments related to the acquisition of Accor Vacation Club, partially offset by $464 million of net cash provided by operating activities, $196 million of net borrowings on the revolving credit facility, and $62 million of net proceeds on non-recourse debt;
•$64 million decrease in Property and equipment, net driven by $56 million of net transfers of completed VOI inventory from Property and equipment to Inventory;
•$24 million decrease in Trade receivables, net due to net collections of $15 million of developer receivables and $11 million of property management fees; and a
•$15 million decrease in Prepaid expenses driven by a $9 million decrease in prepaid maintenance fees.
These decreases were partially offset by:
•$92 million increase in Inventory driven by $126 million of inventory acquisitions, including the $9 million from the Accor Vacation Club purchase; and $56 million of net transfers of completed VOI inventory from property and equipment; partially offset by $92 million for the sale of VOI inventory;
•$92 million increase in Vacation ownership contract receivables, net, driven by $1.53 billion of VOI originations, partially offset by $983 million of principal collections and net provision for loan losses of $432 million; and a
•$31 million increase in Other assets driven by an increase of $35 million related to timing of payroll payments.
Total liabilities decreased $40 million from December 31, 2023 to December 31, 2024, primarily due to:
•$107 million decrease in Debt driven by repayment of the $300 million 5.65% notes which were due in April of 2024, partially offset by $196 million of net borrowings on the revolving credit facility; and a
•$29 million decrease in Accrued expenses and other liabilities primarily due to the release of a $36 million accrual related to the expiration of certain guarantees associated with the European vacation rentals business, a $17 million decrease in deferred contingent consideration due to a $10 million payment related to the Travel + Leisure brand acquisition and a $7 million fair value adjustment to contingent consideration related to the Playbook365 acquisition, and a $10 million decrease in accrued restructuring, partially offset by a $34 million increase in accrued payroll and related costs, primarily employee bonus and commissions.
These decreases were partially offset by a:
•$52 million increase in Non-recourse vacation ownership debt primarily due to $62 million net borrowings, partially offset by $9 million of foreign exchange impacts;
•$35 million increase in Deferred income taxes primarily due to installment sales; and a
•$15 million increase in Deferred income due to increases of $15 million in deferred co-branded credit card programs, $6 million of VOI trial package revenue, and $5 million of VOI incentive revenue, partially offset by a $10 million decrease in deferred subscription revenue.
Total deficit decreased $37 million from December 31, 2023 to December 31, 2024, primarily due to $411 million of Net income attributable to Travel + Leisure Co. shareholders and a $49 million increase in additional paid-in capital, primarily due to stock-based compensation; partially offset by $235 million of share repurchases and $144 million of dividends, and $42 million of unfavorable currency translation adjustments driven by fluctuations in exchange rates, primarily the Australian Dollar, Euro, and the British Pound Sterling.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $350 million notes due in October 2025. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.
Cash and Cash Equivalents
As of December 31, 2024, we had $167 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $803 million of available capacity as of December 31, 2024.
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
As of December 31, 2024, our interest coverage ratio was 4.40 to 1.0 and our first lien leverage ratio was 3.32 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2024, we were in compliance with the financial covenants described above.
Secured Notes and Term Loan B facilities
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2024, we amended the credit agreement governing our revolving credit facility and term loan B facilities (“Sixth Amendment”). The Sixth Amendment repriced and replaced the $593 million outstanding balance on the 2023 Incremental Term Loan B facility and refinanced the $282 million outstanding balance on the 2018 Term Loan B facility which was due May 2025. This amendment accomplished the dual benefit of extending the maturity of our 2018 Term Loan B facility and providing future interest savings. The resulting new $875 million 2024 Term Loan B facility matures on December 14, 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. As of December 31, 2024, we had $3.25 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2025 to 2030.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On December 20, 2024, we renewed our AUD/NZD bank conduit facility, extending its term through December 2026. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, amounting to a combined capacity of $738 million ($361 million available as of December 31, 2024), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $1.05 billion, $1.09 billion, and $800 million during 2024, 2023, and 2022. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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

Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2024, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

	2025	2026	2027	2028	2029	Thereafter	Total
Debt (a)	$368	$861	$413	$10	$1,475	$350	$3,477
Non-recourse debt (b)	210	447	202	206	211	870	2,146
Interest on debt (c)	327	262	189	171	153	27	1,129
Purchase commitments (d)	211	152	221	95	5	93	777
Operating leases	27	18	16	13	10	10	94
Total (e)	$1,143	$1,740	$1,041	$495	$1,854	$1,350	$7,623

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $502 million for marketing related activities, $116 million relating to the development of vacation ownership properties, and $106 million for information technology activities.
(e)Excludes a $30 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
In addition to the amounts shown in the table above and in connection with our separation from ABG, we entered into certain guarantee commitments with ABG (pursuant to our assumption of certain liabilities and our obligation to indemnify ABG, Anywhere Real Estate Inc., and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with ABG and Anywhere Real Estate Inc. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements.
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

Our Vacation Ownership business provides guarantees to certain owners’ associations for funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such a shortfall as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we may agree to reimburse certain owner associations up to 75% of their uncollected assessments. These guarantees extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these guarantees was $452 million as of December 31, 2024. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments we would be required to make. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these guarantees, we would be permitted to use that property to engage in revenue-producing activities such as rentals. During 2024, 2023, and 2022, we made payments related to these guarantees of $13 million, $12 million, and $12 million. As of December 31, 2024 and 2023, we maintained a liability in connection with these guarantees of $17 million and $21 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
As part of the Fee-for-Service program, we may guarantee to reimburse the developer or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2024, the maximum potential future payments that we may be required to make under these guarantees is $55 million. As of December 31, 2024 and 2023, we had no recognized liabilities in connection with these guarantees.
We generally utilize letters of credit to support the securitization of VOCR fundings, certain insurance policies, and development activities in our Vacation Ownership business. As of December 31, 2024, we had $45 million of irrevocable standby letters of credit outstanding, $1 million of which were under our revolving credit facility. As of December 31, 2023, we had $47 million of irrevocable standby letters of credit outstanding, $2 million of which were under our revolving credit facility.
We also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $550 million outstanding as of December 31, 2024. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
We have company sponsored severance plans in place for certain employees in the event of involuntary terminations, other than for cause. As of December 31, 2024, our maximum obligation under these severance plans was $204 million. Refer to the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” for additional details regarding executive compensation.
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

CASH FLOWS
The following table summarizes the changes in cash, cash equivalents, and restricted cash between 2024 and 2023 (in millions). For a comparative review of the fiscal years ended December 31, 2023 and 2022, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 21, 2024.

	Year Ended December 31,
Cash provided by/(used in):	2024	2023	Change
Operating activities	$464	$350	$114
Investing activities
Continuing operations	(125)	(80)	(45)
Discontinued operations	1	—	1
Financing activities	(458)	(500)	42
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(11)	—	(11)
Net change in cash, cash equivalents and restricted cash	$(129)	$(230)	$101
Operating Activities
Net cash provided by operating activities increased $114 million for the year ended December 31, 2024 compared to the prior year. This increase was primarily attributable to an increase in Net income attributable to Travel + Leisure Co. shareholders of $15 million, $82 million of non-cash add-back items, and $44 million of lower cash tax payments.
Investing Activities
Net cash used in investing activities from continuing operations increased $45 million during the year ended December 31, 2024. This increase was primarily due to $44 million paid for the acquisition of Accor Vacation Club.
Net cash provided by investing activities from discontinued operations increased $1 million due to a tax refund received for pre-sale tax items related to the sale of the European vacation rentals business.
Financing Activities
Net cash used in financing activities decreased $42 million during the year ended December 31, 2024. This decrease was primarily due to a $75 million decrease in share repurchases partially offset by a $41 million decrease in net proceeds on non-recourse debt.
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
During 2024, we spent $106 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2025 with anticipated spending between $150 million and $180 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.
During 2024, we spent $81 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2025, we anticipate spending between $120 million and $130 million on capital expenditures, primarily for continuation of information technology digital and new club initiatives, sales center facility and related system enhancements, resort improvements, and a new corporate office.

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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of December 31, 2024, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $87 million since the inception of this program. We had $441 million of remaining availability in our program as of December 31, 2024.
Under our current share repurchase program, we repurchased 5.2 million shares at an average price of $45.73 for a cost of $235 million during the year ended December 31, 2024. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.50 per share for all four quarters of 2024, $0.45 per share for all four quarters of 2023, and $0.40 per share for all four quarters of 2022. The aggregate dividends paid to shareholders for 2024, 2023, and 2022 were $142 million, $136 million, and $135 million.
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
Foreign Earnings
We assert that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2024. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
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
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 27—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels, and matters related to the vacation rentals businesses.

CRITICAL ACCOUNTING ESTIMATES
In presenting our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of these estimates and assumptions relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. In addition to our significant accounting policies referenced in Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements, presented below are the critical accounting estimates that we believe require subjective and complex judgments that could potentially affect reported results.
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
Our estimates of uncollectible amounts are based on the results of our static pool analysis which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs. There were no changes to the assumptions used in this model in 2024.
Changes in our estimates of uncollectible amounts could result in a material impact to our allowance for loan losses. A one percent change in projected losses would increase our allowance for loan losses by approximately $6 million. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for additional details of our allowance for loan losses.
Inventory. We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of Income in order to retrospectively adjust the margin previously recorded subject to those estimates. There were no changes in these assumptions during 2024.
Impairment of Long-Lived Assets. We perform an annual review of our goodwill and other indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment. There were no changes in the assumptions used in this analysis in 2024.
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
•Our primary interest rate exposures as of December 31, 2024, are to interest rate fluctuations in asset-backed commercial paper interest rates and Simple Secured Overnight Financing (“SOFR”) interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that SOFR and asset-backed commercial paper rates will remain our primary market risk exposures.
•We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Euro, British Pound Sterling, Australian and Canadian Dollars, and Mexican Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2024 and 2023 market rates to perform sensitivity analyses separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and $5 million increase or decrease in annual debt interest expense for both the years ended December 31, 2024 and 2023. We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $72 million and $61 million. We have determined that a hypothetical

10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of approximately $6 million during 2024 and $5 million during 2023, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facilities, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2024 was $377 million in non-recourse debt and $1.06 billion in corporate debt. A 100-basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $11 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at December 31, 2023 was $364 million in non-recourse debt and $867 million in corporate debt. A 100-basis point change in the underlying interest rates would have resulted in a $4 million increase or decrease in annual consumer financing interest expense and a $9 million increase or decrease in our annual debt interest expense.
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
We used December 31, 2024 and December 31, 2023 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and deficit for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its vacation ownership interests. The Company assesses the adequacy of the allowance for loan losses related to these vacation ownership interests using a technique referred to as a static pool analysis. The analysis is based upon the historical performance of similar vacation ownership contract receivables and incorporates more recent history of default information. Management prepares a model to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future losses. A qualitative assessment is also performed by the Company which considers whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivable portfolio.
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
•We tested the design and operating effectiveness of controls over the Company’s static pool model, stress model, look-back analysis, historical loss data, and the calculation of a loss rate.
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
•We evaluated the predictability of the Company’s model through analyzing the results of a look-back analysis.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 19, 2025

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues
Vacation ownership interest sales	$1,721	$1,582	$1,484
Service and membership fees	1,607	1,649	1,611
Consumer financing	450	427	406
Other	86	92	66
Net revenues	3,864	3,750	3,567
Expenses
Operating	1,744	1,684	1,603
Marketing	550	507	451
General and administrative	475	454	479
Consumer financing interest	136	112	79
Depreciation and amortization	115	112	119
Cost of vacation ownership interests	92	133	157
Restructuring	16	26	14
Asset impairments, net	3	—	10
COVID-19 related costs	—	—	2
Total expenses	3,131	3,028	2,914
Loss on sale of business	—	2	—
Operating income	733	720	653
Interest expense	249	251	195
Interest (income)	(14)	(13)	(6)
Other (income), net	(15)	(3)	(22)
Income before income taxes	513	485	486
Provision for income taxes	135	94	130
Net income from continuing operations	378	391	356
Gain on disposal of discontinued business, net of income taxes	33	5	1
Net income attributable to Travel + Leisure Co. shareholders	$411	$396	$357

Basic earnings per share
Continuing operations	$5.39	$5.24	$4.27
Discontinued operations	0.48	0.07	0.01
	$5.87	$5.31	$4.28
Diluted earnings per share
Continuing operations	$5.35	$5.21	$4.23
Discontinued operations	0.47	0.07	0.01
	$5.82	$5.28	$4.24
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income attributable to Travel + Leisure Co. shareholders	$411	$396	$357

Foreign currency translation adjustments, net of tax	(42)	8	(31)
Defined benefit pension plans, net of tax	—	1	—
Other comprehensive (loss)/income, net of tax	(42)	9	(31)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$369	$405	$326

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$167	$282
Restricted cash (VIE - $92 as of 2024 and $96 as of 2023)	162	176
Trade receivables, net	155	179
Vacation ownership contract receivables, net (VIE - $2,293 as of 2024 and $2,291 as of 2023)	2,619	2,527
Inventory	1,227	1,135
Prepaid expenses	214	229
Property and equipment, net	591	655
Goodwill	966	962
Other intangibles, net	209	199
Other assets	425	394
Total assets	$6,735	$6,738
Liabilities and (deficit)
Accounts payable	$67	$73
Accrued expenses and other liabilities	778	807
Deferred income	457	442
Non-recourse vacation ownership debt (VIE)	2,123	2,071
Debt	3,468	3,575
Deferred income taxes	722	687
Total liabilities	7,615	7,655
Commitments and contingencies (Note 19)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 224,599,556 issued as of 2024 and 223,767,468 as of 2023	2	2
Treasury stock, at cost – 157,476,502 shares as of 2024 and 152,336,714 shares as of 2023	(7,433)	(7,196)
Additional paid-in capital	4,328	4,279
Retained earnings	2,334	2,067
Accumulated other comprehensive loss	(112)	(70)
Total stockholders’ (deficit)	(881)	(918)
Noncontrolling interest	1	1
Total (deficit)	(880)	(917)
Total liabilities and (deficit)	$6,735	$6,738
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$411	$396	$357
Gain on disposal of discontinued business, net of income taxes	(33)	(5)	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	432	348	302
Depreciation and amortization	115	112	119
Stock-based compensation	41	38	45
Deferred income taxes	26	8	(4)
Non-cash interest	25	22	19
Non-cash lease expense	12	16	16
Asset impairments, net	3	—	10
Loss on sale of business	—	2	—
Other, net	(1)	(3)	8
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	35	(18)	(28)
Vacation ownership contract receivables	(549)	(504)	(373)
Inventory	(16)	25	31
Prepaid expenses	14	(27)	23
Other assets	(42)	(20)	(23)
Accounts payable, accrued expenses, and other liabilities	(19)	(70)	(71)
Deferred income	10	30	12
Net cash provided by operating activities	464	350	442
Investing activities
Property and equipment additions	(81)	(74)	(52)
Acquisitions, net of cash acquired	(44)	(6)	(2)
Proceeds from sale of assets	1	—	8
Other, net	(1)	—	1
Net cash used in investing activities - continuing operations	(125)	(80)	(45)
Net cash provided by/(used in) investing activities - discontinued operations	1	—	(5)
Net cash used in investing activities	(124)	(80)	(50)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,805	1,926	1,648
Principal payments on non-recourse vacation ownership debt	(1,743)	(1,823)	(1,601)
Proceeds from debt	1,910	1,732	240
Principal payments on debt	(1,724)	(1,741)	(246)
Proceeds from notes issued and term loan	—	299	293
Repayment of notes and term loans	(307)	(405)	(3)
Repurchase of common stock	(234)	(309)	(351)
Dividends to shareholders	(142)	(136)	(135)
Debt issuance/modification costs	(20)	(22)	(19)
Payment of deferred acquisition consideration	(9)	(14)	(19)
Net share settlement of incentive equity awards	(9)	(10)	(7)
Repayments of vacation ownership inventory arrangement	—	(6)	(6)
Proceeds from issuance of common stock	15	9	10
Net cash used in financing activities	(458)	(500)	(196)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(11)	—	(5)
Net change in cash, cash equivalents and restricted cash	(129)	(230)	191
Cash, cash equivalents and restricted cash, beginning of period	458	688	497
Cash, cash equivalents and restricted cash, end of period	329	458	688
Less: Restricted cash	162	176	138
Cash and cash equivalents	$167	$282	$550
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2021	85.9	$2	$(6,534)	$4,192	$1,587	$(48)	$7	$(794)
Net income	—	—	—	—	357	—	—	357
Other comprehensive loss	—	—	—	—	—	(31)	—	(31)
Issuance of shares for RSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(7)	—	—	—	(7)
Employee stock purchase program issuances	0.3	—	—	9	—	—	—	9
Change in stock-based compensation	—	—	—	45	—	—	—	45
Repurchase of common stock	(8.2)	—	(352)	—	—	—	—	(352)
Dividends ($1.60 per share)	—	—	—	—	(136)	—	—	(136)
Non-controlling interest ownership change	—	—	—	—	—	—	2	2
Other	—	—	—	3	—	—	—	3
Balance as of December 31, 2022	78.4	2	(6,886)	4,242	1,808	(79)	9	(904)
Net income	—	—	—	—	396	—	—	396
Other comprehensive income	—	—	—	—	—	9	—	9
Issuance of shares for RSU vesting	0.6	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Employee stock purchase program issuances	0.2	—	—	10	—	—	—	10
Change in stock-based compensation	—	—	—	38	—	—	—	38
Repurchase of common stock	(7.8)	—	(307)	—	—	—	—	(307)
Dividends ($1.80 per share)	—	—	—	—	(137)	—	—	(137)
Non-controlling interest ownership change	—	—	—	—	—	—	(8)	(8)
Other	—	—	(3)	(1)	—	—	—	(4)
Balance as of December 31, 2023	71.4	2	(7,196)	4,279	2,067	(70)	1	(917)
Net income	—	—	—	—	411	—	—	411
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Stock option exercises	0.2	—	—	6	—	—	—	6
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Employee stock purchase program issuances	0.2	—	—	9	—	—	—	9
Change in stock-based compensation	—	—	—	41	—	—	—	41
Repurchase of common stock	(5.2)	—	(235)	—	—	—	—	(235)
Dividends ($2.00 per share)	—	—	—	—	(144)	—	—	(144)
Other	—	—	(2)	2	—	—	—	—
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)

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
The Vacation Ownership segment develops, markets, and sells vacation ownership interests (“VOIs”) to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Vacation Ownership business line.
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

Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2024 and 2023, restricted cash for securitizations totaled $92 million and $96 million.
Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s Travel and Membership businesses. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $37 million and $62 million as of December 31, 2024 and 2023.
Funds on Deposit. The Company operates a captive insurance company which provides property insurance to Travel + Leisure Co. and its affiliates. Amounts received are maintained by a third party and released from this account as necessary to pay claims. Funds on deposit were $33 million and $18 million as of December 31, 2024 and 2023.
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

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$143	$168	$199
Bad debt expense	97	80	83
Write-offs	(98)	(105)	(114)
Ending balance	$142	$143	$168
Vacation ownership contract receivables
In the Vacation Ownership segment, the Company provides for estimated VOCR defaults at the time of VOI sales by recording a provision for loan losses as a reduction of Vacation ownership interest sales on the Consolidated Statements of Income and establishing an allowance for loan loss which is reflected as a reduction to Vacation ownership contract receivables, net on the Consolidated Balance Sheets. The Company assesses the adequacy of the allowance for loan losses related to these VOIs using a technique referred to as a static pool analysis. This analysis is based upon the historical performance of similar VOCRs and incorporates more recent history of default information. Management prepares a model to track defaults for each year’s sales over the entire life of the contract receivable as a means to project future expected losses. A qualitative assessment is also performed to determine whether any external economic conditions or internal portfolio characteristics indicate an adjustment is necessary to reflect expected impacts on the contract receivables portfolio. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company adjusts the allowance for loan losses to reflect the expected effects of the current environment on the collectability of VOCRs. For additional details on the Company’s vacation ownership contract receivables, including information on the related allowances, see Note 9—Vacation Ownership Contract Receivables.
INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests sold subject to conditional repurchase. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost and VOI revenue, including estimated future revenue, incorporating factors such as changes in prices and the recovery of VOIs, generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period as a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. There was no capitalized interest applied to inventory during 2024, 2023, or 2022.
PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are recorded at cost and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of Depreciation and amortization on the Consolidated Statements of Income, is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of Depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for leasehold improvements, up to 30 years for vacation rental properties, and range from two to seven years for furniture, fixtures and equipment.
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
The net carrying value of software developed or obtained for internal use was $156 million and $147 million as of December 31, 2024 and 2023. Capitalized interest was $1 million, less than $1 million, and $1 million during 2024, 2023, and 2022.
DERIVATIVE INSTRUMENTS
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency exchange rates and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized in Operating income or net interest expense, based upon the nature of the hedged item, on the Consolidated Statements of Income. Changes in fair value of derivatives designated as cash flow hedging instruments are recorded as components of other comprehensive income. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2024 and 2023. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.
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

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred. Advertising costs were $26 million, $30 million, and $30 million in 2024, 2023, and 2022.
STOCK-BASED COMPENSATION
The Company measures all stock-based compensation awards using a fair value method. These expenses are recognized on a straight-line basis over the requisite service period, and forfeitures are recognized as they occur. The Company’s stock-based compensation expense is included within General and administrative expenses on its Consolidated Statements of Income.
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
IMPAIRMENT OF LONG-LIVED ASSETS
The Company has goodwill and other indefinite-lived intangible assets recorded in connection with business combinations. The Company annually in the fourth quarter, or more frequently if circumstances indicate that the value of goodwill may be impaired, reviews the reporting units’ carrying values. This is done either by performing a qualitative assessment or a quantitative assessment, with an impairment being recognized only if a reporting unit’s fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, it would utilize the quantitative assessment. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and the Company’s historical share price as well as other industry-specific considerations.
Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments, net on the Consolidated Statements of Income. The Company has goodwill recorded at reporting units comprising its Vacation Ownership and Travel and Membership reportable segments. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2024 and determined that no impairment exists.
The Company also evaluates the recoverability of its other long-lived assets, including property and equipment and amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment are evaluated separately within each segment. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value.
ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2024, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions or the outcome of negotiations with third parties.
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

Disclosure Improvements. In October 2023, the FASB issued guidance to modify the disclosure and presentation requirements of a variety of topics in the codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the Securities and Exchange Commission’s (“SEC”) removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor updates to the regulations as they become effective and will adjust its disclosures in future filings, as required.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements in rate reconciliation and income taxes paid information. Among other provisions, this guidance requires public entities to disclose specific categories in the rate reconciliation, using both percentages and reporting currency amounts, and present cash taxes paid on a disaggregated basis. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance is expected to only affect disclosures and will be incorporated into the Company’s filings once effective.
Disaggregation of Disclosures About Income Statement Expenses. In November 2024, the FASB issued guidance which will require public companies to provide disclosure in the footnotes of certain expense captions into specified categories. The objective of the standard is to provide more detailed information about the types of expenses presented within expense captions commonly used in the statements of income. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Segment Reporting. In November 2023, the FASB issued guidance to enhance segment disclosures by requiring incremental segment information on an annual and interim basis for all public entities. Among other provisions, this guidance requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This guidance became effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance only affected disclosures within Note 23—Segment Information and did not impact the Company’s financial statements. Previously reported segment disclosures have been recast to reflect the new presentation under this guidance.
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
The Company provides day-to-day property management services including oversight of housekeeping services, maintenance, and certain accounting and administrative services for property owners’ associations and clubs. These services may also include reservation and resort renovation activities. The initial terms of such property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for an automatic one year renewal upon expiration of the terms. The Company’s management agreements contain cancellation clauses, which allow for either party to cancel the agreement, by either a majority board vote or a majority vote of non-developer interests. The Company receives fees for such property management services which are collected monthly in advance and are based upon total costs to operate such resorts (or as services are provided in the case of resort renovation activities). Fees for property management services typically approximate 10% of budgeted operating expenses. The Company is entitled to consideration for reimbursement of costs incurred on behalf of the property owners’ association in providing management services (“reimbursable revenue”). These reimbursable costs principally relate to the payroll costs for management of the associations, club and resort properties where the Company is the employer and are reflected as a component of Operating expenses on the Consolidated Statements of Income. The Company reduces its management fee revenue for amounts it has paid to the property owners’ association that reflect maintenance fees for VOIs for which it retains ownership, as the Company has concluded that such payments are consideration payable to a customer.
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Year Ended December 31,
	2024	2023	2022
Management fee revenues	$448	$432	$413
Reimbursable revenues	397	382	350
Property management fees and reimbursable revenues	$845	$814	$763
One of the associations that the Company manages paid the Travel and Membership segment $35 million, $36 million, and $31 million for exchange services during 2024, 2023, and 2022.
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
The Company’s vacation exchange business also derives revenues from programs with affiliated resorts, club servicing, and loyalty programs, and additional exchange-related products that provide members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. Revenues from other vacation exchange-related product fees are deferred and recognized upon the occurrence of a future exchange, event, or other related transaction.
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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	As of December 31,
	2024	2023
Deferred subscription revenue	$151	$161
Deferred VOI trial package revenue	142	136
Deferred VOI incentive revenue	86	81
Deferred exchange-related revenue (a)	58	59
Deferred co-branded credit card programs revenue	21	6
Deferred other revenue	1	1
Total	$459	$444

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. These amounts are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
In the Company’s Vacation Ownership business, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within three years of purchase but may extend longer for certain programs. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of the VOI sale but may extend longer for certain programs.
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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$444	$400	$382
Additions	322	326	273
Revenue recognized	(307)	(282)	(255)
Ending balance	$459	$444	$400
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of December 31, 2024 and 2023, these capitalized costs were $49 million and $46 million and are included within Other assets on the Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of both December 31, 2024 and 2023, the capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Consolidated Balance Sheets.

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

	2025	2026	2027	Thereafter	Total
Subscription revenue	$86	$34	$14	$17	$151
VOI trial package revenue	133	3	3	3	142
VOI incentive revenue	86	—	—	—	86
Exchange-related revenue	55	2	1	—	58
Co-branded credit card programs revenue	2	2	2	15	21
Other revenue	1	—	—	—	1
Total	$363	$41	$20	$35	$459
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Year Ended December 31,
	2024	2023	2022
Vacation Ownership
Vacation ownership interest sales	$1,721	$1,582	$1,484
Property management fees and reimbursable revenues	845	814	763
Consumer financing	450	427	406
Fee-for-Service commissions	71	131	116
Ancillary revenues	84	87	66
Total Vacation Ownership	3,171	3,041	2,835

Travel and Membership
Transaction revenues	487	499	519
Subscription revenues	179	183	184
Ancillary revenues	29	29	32
Total Travel and Membership	695	711	735

Corporate and other
Ancillary revenues	2	5	—
Eliminations	(4)	(7)	(3)
Total Corporate and other	(2)	(2)	(3)

Net revenues	$3,864	$3,750	$3,567

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$378	$391	$356
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	33	5	1
Net income attributable to Travel + Leisure Co. shareholders	$411	$396	$357

Basic earnings per share (a)
Continuing operations	$5.39	$5.24	$4.27
Discontinued operations	0.48	0.07	0.01
	$5.87	$5.31	$4.28
Diluted earnings per share (a)
Continuing operations	$5.35	$5.21	$4.23
Discontinued operations	0.47	0.07	0.01
	$5.82	$5.28	$4.24

Basic weighted average shares outstanding	70.1	74.5	83.4
RSUs (b), PSUs (c) and NQs (d)	0.6	0.5	0.8
Diluted weighted average shares outstanding (e)	70.7	75.0	84.2

Dividends:
Cash dividends per share (f)	$2.00	$1.80	$1.60
Aggregate dividends paid to shareholders	$142	$136	$135

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.6 million, 1.1 million, and 0.7 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2024, 2023, and 2022. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.7 million, 0.7 million, and 0.5 million for the years 2024, 2023, and 2022, as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.7 million, 2.3 million, and 1.6 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the years 2024, 2023, and 2022. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.50 per share for all four quarters of 2024, $0.45 per share for all four quarters of 2023, and $0.40 per share for all four quarters of 2022.
Share Repurchase Program
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of December 31, 2024, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $87 million since the inception of this program. As of December 31, 2024, the Company had $441 million of remaining availability in its program.

The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2023	127.8	$6,411
Repurchases	5.2	235
As of December 31, 2024	133.0	$6,646
During 2024 and 2023, the Company incurred $2 million and $3 million of excise tax related to share repurchases, included within Treasury stock on the Consolidated Balance Sheets.
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
Accor Vacation Club. On March 1, 2024, the Company acquired the vacation ownership business of Accor for $50 million ($44 million net of cash acquired) subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during the second quarter of 2024. This acquisition creates a new line of business for Travel + Leisure Co. as Accor Vacation Club adds to the Company’s portfolio of brand affiliations and expands its international portfolio in the Asia Pacific region. Accor receives a percentage of the associated vacation ownership sales revenue as a licensing fee under an exclusive licensing agreement.
This transaction was accounted for as a business acquisition. As of December 31, 2024, the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $23 million of definite-lived intangible assets with a weighted average life of 20 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $6 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Consolidated Balance Sheets. This business is included within the Vacation Ownership segment. The Company completed purchase accounting for this transaction during the fourth quarter of 2024.
Playbook365. On January 3, 2023, the Company acquired the Playbook365 business, for $13 million, comprised of $6 million of cash paid at closing and contingent consideration with a closing date fair market value of $7 million, which could range up to $24 million, based on the achievement of certain financial metrics. Playbook365 is a youth and amateur sports management platform. This platform was integrated with Travel Club’s event lodging management platform to create an all-in-one solution in the youth sports market. This acquisition was made to broaden the products and services offered by Travel Club.
This transaction was accounted for as a business acquisition. The Company recognized the assets and liabilities of Playbook365 based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $5 million of developed software with a weighted average life of four years included within Property and equipment, net on the Consolidated Balance Sheets; (ii) $5 million of Goodwill; (iii) $3 million of definite-lived intangible assets with a weighted average life of four years primarily consisting of customer relationships included within Other intangibles, net on the Consolidated Balance Sheets; and (iv) $7 million of Accrued expenses and other liabilities. All of the goodwill and other intangible assets are expected to be deductible for income tax purposes. This business is included within the Travel and Membership segment. The Company completed purchase accounting for this transaction during 2023.
During the fourth quarter of 2024, the fair value of the Playbook365 contingent consideration was reduced by $7 million to reflect the fair value based on expected performance. This amount was included within Other income, net on the Consolidated Statements of Income.
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from Dotdash Meredith (formerly Meredith Corporation) for $100 million, $35 million of which was paid at closing. The Company made additional payments of $20 million, $20 million, and $15 million in 2021, 2022, and 2023, and its final payment of $10 million during 2024. The majority of these payments were reflected as cash used in Financing activities on the Consolidated Statements of Cash Flows. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.
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
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business, which was part of the Travel and Membership segment prior to its classification as a discontinued operation. In connection with this sale, the Company recognized a $33 million Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income during 2024. This gain on disposal includes $32 million, net of tax, related to the expiration of certain guarantees made in connection with the sales agreement and a $1 million tax refund related to pre-sale tax items. This tax refund is included within Net cash provided by/(used in) investing activities from discontinued operations on the Consolidated Statements of Cash Flows.
During 2023, the Company recognized a $5 million Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income resulting from the expiration of a guarantee associated with the sale of the European vacation rentals business.
During 2022, the Company had $5 million of Net cash used in investing activities from discontinued operations on the Consolidated Statements of Cash Flows which included $6 million related to the settlement of post-closing adjustment claims associated with the sale of the European vacation rentals business; partially offset by $1 million of tax refunds related to various pre-sale tax items included in Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income.
The Company does not expect to incur significant ongoing gains and/or losses for the aforementioned discontinued operations. See Note 27—Transactions with Former Parent and Former Subsidiaries for additional information.

7.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$966			$962
Trademarks (a)	$144			$144
Amortized Intangible Assets:
Customer lists (b)	$77	$48	$29	$76	$42	$34
Management agreements (c)	69	41	28	50	39	11
Trademarks (d)	8	7	1	9	6	3
Other (e)	9	2	7	8	1	7
	$163	$98	$65	$143	$88	$55

(a)Comprised of trademarks and trade names the Company has acquired that are expected to generate future cash flows for an indefinite period of time.
(b)Amortized between 4 to 15 years with a weighted average life of 13 years.
(c)Amortized between 5 to 25 years with a weighted average life of 18 years.
(d)Amortized between 5 to 8 years with a weighted average life of 7 years. During 2024, the Company recorded a $1 million impairment to trademarks at the Travel and Membership segment.
(e)Includes business contracts and noncompetition covenants, which are amortized between 3 to 69 years with a weighted average life of 58 years.
Goodwill
During the fourth quarters of 2024, 2023, and 2022, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.
The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2023	Goodwill Acquired During 2024	Foreign Exchange	Balance as of December 31, 2024
Travel and Membership	$935	$—	$(2)	$933
Vacation Ownership	27	6	—	33
Total Company	$962	$6	$(2)	$966
Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income and was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Customer lists	$6	$6	$6
Management agreements	2	4	1
Other	2	—	2
Total	$10	$10	$9

Based on the Company’s amortizable intangible assets as of December 31, 2024, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2025	$10
2026	$10
2027	$8
2028	$4
2029	$4
8.    Income Taxes
The income tax provision attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$55	$53	$83
State	13	7	23
Foreign	41	26	28
	109	86	134
Deferred
Federal	31	—	2
State	(3)	6	(6)
Foreign	(2)	2	—
	26	8	(4)
Provision for income taxes	$135	$94	$130
Pre-tax income for domestic and foreign operations attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$331	$315	$326
Foreign	182	170	160
Income before income taxes	$513	$485	$486

Deferred income tax assets and liabilities were comprised of the following (in millions):

	As of December 31,
	2024	2023
Deferred income tax assets:
Provision for doubtful accounts and loan loss allowance for vacation ownership contract receivables	$189	$182
Other comprehensive income	84	82
Accrued liabilities and deferred income	74	74
Foreign tax credit carryforward	41	52
Net operating loss carryforward	22	25
Tax basis differences in assets of foreign subsidiaries	12	12
Other	91	96
Valuation allowance (a)	(109)	(120)
Deferred income tax assets	404	403

Deferred income tax liabilities:
Installment sales of vacation ownership interests	762	721
Depreciation and amortization	194	204
Other comprehensive income	66	61
Estimated VOI recoveries	52	51
Other	29	30
Deferred income tax liabilities	1,103	1,067
Net deferred income tax liabilities	$699	$664

Reported in:
Other assets	$23	$23
Deferred income taxes	722	687
Net deferred income tax liabilities	$699	$664

(a)     The valuation allowance of $109 million at December 31, 2024, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $25 million, $9 million, and $75 million. The valuation allowance of $120 million at December 31, 2023, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $26 million, $16 million, and $78 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
As of December 31, 2024, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses of $10 million and $9 million. The state net operating losses are due to expire at various dates, but no later than 2044 for those that cannot be carried forward indefinitely. The majority of the foreign net operating losses can be carried forward indefinitely. As of December 31, 2024, the Company had $41 million of foreign tax credits. These foreign tax credits expire between the 2025 and 2034 tax years.
The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.6	2.6	2.4
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.5)	(2.0)	(2.0)
Taxes on foreign income, net of tax credits	2.5	2.5	3.1
Valuation allowance	(1.2)	(5.4)	(0.2)
Installment sale interest	0.9	0.8	1.1
Other	1.1	(0.1)	1.3
	26.4%	19.4%	26.7%

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$22	$25	$27
Increases related to tax positions taken during the current period	2	1	2
Decreases related to tax positions taken during a prior period	—	(1)	(3)
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(3)	(1)
Ending balance	$22	$22	$25
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $17 million, $18 million, and $20 million as of December 31, 2024, 2023, and 2022. The Company records potential penalties and interest as a component of Provision for income taxes on the Consolidated Statements of Income related to these unrecognized tax benefits. During 2024 and 2023 penalties and interest decreased by less than $1 million in each year. During 2022 penalties and interest decreased by $1 million. The Company had a liability for potential penalties of $3 million, $3 million, and $4 million as of December 31, 2024, 2023 and 2022, and potential interest of $9 million, $10 million, and $10 million during these periods. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by $2 million within 12 months of the current reporting date due to the expiration of certain statutes of limitations. The Company does not expect other changes to the unrecognized tax benefits balance to be significant.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2021 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, generally years prior to 2016 are no longer subject to income tax examinations by their respective tax authorities.
The Company asserts that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2024. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
The Company made cash income tax payments, net of refunds, of $100 million, $144 million, and $153 million during 2024, 2023, and 2022. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Avis Budget Group, Inc., formerly Cendant Corporation and Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”).
9.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	As of December 31,
	2024	2023
Vacation ownership contract receivables:
Securitized (a)	$2,293	$2,291
Non-securitized (b)	940	810
Vacation ownership contract receivables, gross	3,233	3,101
Less: allowance for loan losses	614	574
Vacation ownership contract receivables, net	$2,619	$2,527

(a)Excludes $19 million and $18 million of accrued interest on VOCRs as of December 31, 2024 and 2023, which are included in Trade receivables, net on the Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both December 31, 2024 and 2023, which are included in Trade receivables, net on the Consolidated Balance Sheets.

Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2024, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2025	$223	$90	$313
2026	237	96	333
2027	248	102	350
2028	259	100	359
2029	262	89	351
Thereafter	1,064	463	1,527
	$2,293	$940	$3,233
During 2024, 2023, and 2022, the Company’s securitized VOCRs generated interest income of $329 million, $311 million, and $292 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income.
During 2024, 2023, and 2022, the Company had net VOCR originations of $1.53 billion, $1.43 billion, and $1.14 billion and received principal collections of $983 million, $924 million, and $771 million. The weighted average interest rate on outstanding VOCRs was 14.7%, 14.7%, and 14.6% during 2024, 2023, and 2022.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Allowance for loan losses beginning balance	$574	$541	$510
Provision for loan losses, net (a)	432	348	302
Contract receivables write-offs, net	(392)	(315)	(271)
Allowance for loan losses ending balance	$614	$574	$541

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
The following tables details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,935	$711	$136	$87	$193	$3,062
31 - 60 days	23	26	13	3	7	72
61 - 90 days	15	18	10	1	5	49
91 - 120 days	15	16	12	1	6	50
Total	$1,988	$771	$171	$92	$211	$3,233

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,835	$735	$120	$83	$183	$2,956
31 - 60 days	22	28	13	2	1	66
61 - 90 days	12	16	10	1	—	39
91 - 120 days	10	16	12	2	—	40
Total	$1,879	$795	$155	$88	$184	$3,101
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
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$918	$279	$29	$38	$123	$1,387
2023	425	187	49	16	40	717
2022	255	120	36	9	11	431
2021	111	55	20	3	7	196
2020	56	25	7	3	7	98
Prior	223	105	30	23	23	404
Total	$1,988	$771	$171	$92	$211	$3,233

	As of December 31, 2023
	700+	600-699	<600	No Score	Asia Pacific	Total
2023	$850	$292	$27	$33	$107	$1,309
2022	407	202	46	14	18	687
2021	172	90	27	4	12	305
2020	86	39	10	4	10	149
2019	131	65	18	11	13	238
Prior	233	107	27	22	24	413
Total	$1,879	$795	$155	$88	$184	$3,101
The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Year Ended
December 31, 2024
2024	$60
2023	168
2022	80
2021	33
2020	12
Prior	44
Total	$397

10.    Inventory
Inventory consisted of the following (in millions):

	As of December 31,
	2024	2023
Completed VOI inventory	$970	$899
Estimated VOI recoveries	214	207
Land held for VOI development	29	20
VOI construction in process	10	5
Vacation exchange credits and other	4	4
Total inventory	$1,227	$1,135
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $56 million during 2024 and had net transfers of VOI inventory to property and equipment of $16 million during 2023.
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
The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Las Vegas (a)	Other (b)	Total
December 31, 2022	$30	$7	$37
Purchases	—	80	80
Payments	(30)	(79)	(109)
December 31, 2023	—	8	8
Purchases	—	106	106
Payments	—	(107)	(107)
December 31, 2024	$—	$7	$7

(a)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(b)Included in Accounts payable on the Consolidated Balance Sheets.
11.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of December 31,
	2024	2023
Capitalized software	$794	$756
Building and leasehold improvements (a)	625	665
Furniture, fixtures and equipment	144	168
Finance leases	50	41
Land	28	28
Construction in progress	21	24
Total property and equipment	1,662	1,682
Less: accumulated depreciation and amortization	1,071	1,027
Property and equipment, net	$591	$655

(a)Includes $192 million and $256 million of unregistered VOI inventory as of December 31, 2024 and 2023.

During 2024, 2023, and 2022, the Company recorded depreciation and amortization expense of $105 million, $102 million, and $110 million related to property and equipment. As of both December 31, 2024 and 2023, the Company had accrued capital expenditures of $5 million.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$20	$21	$23

Short-term lease cost	$14	$13	$13

Finance lease cost:
Amortization of right-of-use assets	$11	$8	$5
Interest on lease liabilities	1	1	1
Total finance lease cost	$12	$9	$6
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

		As of December 31,
	Balance Sheet Classification	2024	2023
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$47	$46
Operating lease liabilities	Accrued expenses and other liabilities	$79	$87

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$21	$21
Finance lease liabilities	Debt	$21	$20

Weighted average remaining lease term:
Operating leases		4.9 years	5.1 years
Finance leases		2.6 years	2.8 years
Weighted average discount rate:
Operating leases (b)		6.2%	6.0%
Finance leases		6.5%	6.6%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$31	$32	$32
Operating cash outflows from finance leases	$1	$1	$1
Financing cash outflows from finance leases	$10	$9	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$3	$2
Finance leases	$11	$16	$8
The table below presents maturities of lease liabilities as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases
2025	$27	$11
2026	18	7
2027	16	4
2028	13	1
2029	10	—
Thereafter	10	—
Total minimum lease payments	94	23
Less: amount of lease payments representing interest	(15)	(2)
Present value of future minimum lease payments	$79	$21
13.    Other Assets
Other assets consisted of the following (in millions):

	As of December 31,
	2024	2023
Non-trade receivables, net	$84	$84
Deferred costs	54	58
Capitalized contract costs (a)	54	51
Right-of-use assets	47	46
Tax receivables	42	52
Payroll funding	37	2
Deferred tax asset	23	23
Held-for-sale	19	18
Investments	18	19
Marketable securities	17	14
Deposits	17	10
Other	13	17
Total	$425	$394

(a)Includes certain direct and incremental selling costs in connection with VOI trial package, incentive, subscription, and exchange–related revenues. See Note 3—Revenue Recognition for additional details.

14.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in millions):

	As of December 31,
	2024	2023
Accrued payroll and related costs	$231	$197
Lease liabilities (a)	79	87
Resort related obligation and commitments	66	68
Accrued taxes	60	65
Payables associated with separation and sale of business activities	50	49
Accrued interest	49	55
Accrued advertising and marketing	38	35
Funds on deposit	31	17
Accrued legal and professional fees	27	20
Guarantees	24	62
Restructuring liabilities (b)	23	33
Deferred contingent consideration (c)	—	17
Accrued other	100	102
Total	$778	$807

(a)See Note 12—Leases for details.
(b)See Note 26—Restructuring for details.
(c)See Note 5—Acquisitions for details.
15.    Debt
The Company’s indebtedness consisted of the following (in millions):

	As of December 31,
	2024	2023
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,746	$1,707
USD bank conduit facility (due September 2025) (c)	278	261
AUD/NZD bank conduit facility (due December 2026) (d)	99	103
Total	$2,123	$2,071

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$196	$—
$300 million 2018 secured term loan B (due May 2025) (g)	—	284
$598 million 2023 incremental secured term loan B (due December 2029) (h)	—	583
$875 million 2024 secured term loan B (due December 2029) (i)	860	—
$300 million 5.65% secured notes (due April 2024)	—	300
$350 million 6.60% secured notes (due October 2025) (j)	349	348
$650 million 6.625% secured notes (due July 2026)	648	646
$400 million 6.00% secured notes (due April 2027) (k)	403	404
$650 million 4.50% secured notes (due December 2029)	644	643
$350 million 4.625% secured notes (due March 2030)	347	347
Finance leases	21	20
Total	$3,468	$3,575

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.41 billion and $2.42 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2024 and 2023.
(b)The carrying amounts of the term notes are net of deferred financing costs of $23 million and $22 million as of December 31, 2024 and 2023.
(c)The Company has a borrowing capacity of $600 million under the USD bank conduit facility through September 2025. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than October 2026.
(d)The Company has a borrowing capacity of 200 million Australian Dollars (“AUD”) and 25 million New Zealand Dollars (“NZD”) under the AUD/NZD bank conduit facility through December 2026. Borrowings under this facility are required to be repaid no later than January 2029.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $15 million and $20 million as of December 31, 2024 and 2023, and net of unamortized debt financing costs of $12 million as of both December 31, 2024 and 2023.
(f)The weighted average effective interest rate on facility borrowings was 7.52% and 7.47% as of December 31, 2024 and 2023.
(g)The weighted average effective interest rate on facility borrowings was 7.49% as of December 31, 2023.
(h)The weighted average effective interest rate on facility borrowings was 9.25% as of December 31, 2023.
(i)The weighted average effective interest rate on facility borrowings was 7.04% as of December 31, 2024.
(j)Includes $1 million and $2 million of unamortized losses from the settlement of a derivative as of December 31, 2024 and 2023.
(k)Includes $4 million and $6 million of unamortized gains from the settlement of a derivative as of December 31, 2024 and 2023.
Maturities and Capacity
The Company’s outstanding indebtedness as of December 31, 2024, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt (a)	Debt	Total
Within 1 year	$198	$367	$565
Between 1 and 2 years	441	859	1,300
Between 2 and 3 years	199	416	615
Between 3 and 4 years	204	10	214
Between 4 and 5 years	211	1,469	1,680
Thereafter	870	347	1,217
	$2,123	$3,468	$5,591

(a)Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of December 31, 2024, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$738	$1,000
Less: outstanding borrowings	377	196
Less: letters of credit	—	1
Available capacity	$361	$803

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
Sierra Timeshare 2024-1 Receivables Funding LLC. On March 21, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-1 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.66%. The advance rate for this transaction was 95.25%. As of December 31, 2024, the Company had $218 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2024-2 Receivables Funding LLC. On July 22, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-2 Receivables Funding LLC, with an initial principal amount of $375 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.56%. The advance rate for this transaction was 96%. As of December 31, 2024, the Company had $284 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2024-3 Receivables Funding LLC. On October 18, 2024, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2024-3 Receivables Funding LLC, with an initial principal amount of $325 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.18%. The advance rate for this transaction was 98%. As of December 31, 2024, the Company had $290 million of outstanding borrowings under these term notes, net of debt issuance costs.
Term Notes. In addition to the 2024 term notes described above, as of December 31, 2024, the Company had $954 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2023. The Company’s non-recourse term notes include fixed rate term notes for which the weighted average interest rate was 6.5%, 5.6%, and 4.2% during 2024, 2023, and 2022.
USD bank conduit facility. On September 26, 2023, the Company renewed its $600 million USD timeshare receivables conduit facility, extending the end of the commitment period from July 2024 to September 2025 and making certain other amendments, including to the advance rate. The facility bears interest based on a mixture of variable commercial paper rates plus a spread or the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread. Borrowings under this facility are required to be repaid as the collateralized receivables amortize, but no later than October 2026. As of December 31, 2024, the Company had $278 million of outstanding borrowings under this facility.
AUD/NZD bank conduit facility. On December 20, 2024, the Company renewed its AUD/NZD timeshare receivables conduit facility, extending the end of the commitment period from December 2024 to December 2026. The facility has a total capacity of A$200 million and NZ$25 million and is secured by VOCRs, bearing interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.55%, a reduction of 45 basis points. Borrowings under this facility are required to be repaid no later than January 2029. As of December 31, 2024, the Company had $99 million of outstanding borrowings under this facility.
As of December 31, 2024, the Company’s non-recourse vacation ownership debt of $2.12 billion was collateralized by $2.41 billion of underlying gross VOCRs and related assets. Additional usage of the Company’s non-recourse bank conduit facilities is subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 6.8%, 5.9%, and 4.2% during 2024, 2023, and 2022.
Debt
$1.0 billion Revolving Credit Facility and Term Loan B facilities. The Company has a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for senior secured credit facilities in the amount of $1.88 billion, consisting of a $875 million Term Loan B facility and a $1.0 billion secured revolving facility. On December 10, 2024, the Company amended the credit agreement governing these facilities (“Sixth Amendment”). Through this amendment the Company repriced and replaced the $593 million outstanding balance on the 2023 Incremental Term Loan B facility and refinanced the remaining $282 million balance on the 2018 Term Loan B facility which would have been due May 2025. The resulting new $875 million 2024 Term Loan B facility matures on December 14, 2029. This facility was issued at par with no discount, and the principal amortizes in equal quarterly installments of 0.25% of the initial principal amount, starting with the first quarter of 2025. Deferred financing costs related to the Sixth amendment were $4 million, which will be amortized over the life of the facility.

As of December 31, 2024, the interest rate per annum applicable to borrowings under the revolving credit facility is equal to, at the Company’s option, either a base rate plus a margin ranging from 0.75% to 1.25% or SOFR plus a margin ranging from 1.75% to 2.25%, in either case based upon the first-lien leverage ratio of Travel + Leisure Co. and its restricted subsidiaries. The interest rate per annum applicable to borrowings under the 2024 Term Loan B facility is equal to, at the Company’s option, either a base rate (which is the highest of Bank of America’s prime rate, the federal funds rate plus 0.50%, and the Term SOFR (as defined in the Credit Agreement) one month rate, plus an applicable rate of 1.50%), or (b) the Term SOFR rate, plus an applicable rate of 2.50%. The SOFR rates with respect to the both the revolving credit facility and the 2024 Term Loan B facility are subject to a floor of 0.50%. The Company is also subject to a commitment fee for the unused portion of its revolving credit facility. This fee is based upon the first-lien leverage ratio and ranges from 0.25% to 0.35% per annum of the unused balance.
As of December 31, 2024, the security agreement that exists in connection with the credit agreement names Bank of America N.A. as collateral agent on behalf of the secured parties (as defined in the security agreement) and has been in force since May 31, 2018. The security agreement grants a security interest in the collateral of the Company (as defined in the security agreement) and includes the holders of Travel + Leisure Co.’s outstanding secured notes, as “secured parties.” These note holders share equally and ratably in the collateral (as defined in the security agreement) owned by the Company for so long as the indebtedness under the credit agreement is secured by such collateral.
Secured Notes. Pursuant to the terms of the indentures governing the Company’s rating sensitive series of notes, the $350 million 6.60% notes due 2025 and the $400 million 6.00% notes due 2027, the interest rate on each such series of notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., or a substitute rating agency. Since issuance, the interest rates on the related notes have increased 150 basis points as of December 31, 2024, with a maximum potential for additional increase of 50 basis points.
As of December 31, 2024, the Company had $2.39 billion of outstanding secured notes issued prior to December 31, 2023. Interest on these notes is payable semi-annually in arrears. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.
Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $5 million and $8 million as of December 31, 2024 and 2023.
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
As of December 31, 2024, the Company’s interest coverage ratio was 4.40 to 1.0 and the first lien leverage ratio was 3.32 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2024, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2024, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $249 million, $251 million, and $195 million during 2024, 2023, and 2022 excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of $1 million, less than $1 million, and $1 million of capitalized interest during 2024, 2023, and 2022. Cash paid related to such interest was $245 million, $239 million, and $189 million during 2024, 2023, and 2022.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $136 million, $112 million, and $79 million during 2024, 2023, and 2022, and is reported within Consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $113 million, $82 million, and $51 million during 2024, 2023, and 2022.

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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	As of December 31,
	2024	2023
Securitized contract receivables, gross (a)	$2,293	$2,291
Securitized restricted cash (b)	92	96
Interest receivables on securitized contract receivables (c)	19	18
Other assets (d)	8	13
Total SPE assets	2,412	2,418
Non-recourse term notes (e)(f)	1,746	1,707
Non-recourse conduit facilities (e)	377	364
Other liabilities (g)	3	4
Total SPE liabilities	2,126	2,075
SPE assets in excess of SPE liabilities	$286	$343

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
(f)Includes deferred financing costs of $23 million and $22 million as of December 31, 2024 and 2023, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $940 million and $810 million as of December 31, 2024 and 2023.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	As of December 31,
	2024	2023
SPE assets in excess of SPE liabilities	$286	$343
Non-securitized contract receivables	940	810
Less: allowance for loan losses	614	574
Total, net	$612	$579

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
As of December 31, 2024, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of December 31, 2024 and 2023.
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
The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,619	$2,900	$2,527	$2,829
Liabilities
Debt (Level 2)	$5,591	$5,537	$5,646	$5,541
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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British Pound Sterling, Australian and Canadian Dollars, and Mexican Peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of December 31, 2024, the Company had no gains or losses relating to contracts designated as cash flow hedges included in AOCL.
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2024, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the years ended December 31, 2024, 2023, or 2022.

The following table summarizes information regarding the (losses)/gains recognized in income on the Company’s freestanding derivatives (in millions):

	Year Ended December 31,
	2024	2023	2022
Non-designated hedging instruments
Foreign exchange contracts (a)	$(1)	$1	$—

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
As of December 31, 2024, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.
Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s Vacation Ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, extreme weather conditions and other natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, California, and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2024, the Company generated 19%, 12%, and 11% of its VOI sales revenues in sales offices located in Florida, California, and Nevada. Additionally, residents who live in California represent 17% of the Company’s outstanding VOCRs portfolio.
Included within the Consolidated Statements of Income are net revenues generated in the state of Florida of 15% during 2024, 2023 and 2022; net revenues generated in California of 11%, 10%, and 9%; and net revenues generated in Nevada of 8%, 10%, and 11% during these periods.
19.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $117 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 12—Leases for additional detail.
Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2024, aggregated to $777 million, of which $502 million were for marketing-related activities, $116 million were related to the development of vacation ownership properties, and $106 million were for information technology activities.
Letters of Credit
As of December 31, 2024, the Company had $45 million of irrevocable standby letters of credit outstanding, of which $1 million was under its revolving credit facility. As of December 31, 2023, the Company had $47 million of irrevocable standby letters of credit outstanding, of which $2 million was under its revolving credit facility. The letters of credit issued during 2024 and 2023 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.
Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 13 surety providers in the amount of $2.38 billion, of which the Company had $550 million outstanding as of December 31, 2024. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its Vacation Ownership business could be negatively impacted.
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $4 million and $7 million as of December 31, 2024 and 2023. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2024, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $20 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from Avis Budget Group Inc., matters relating to the spin-off of Wyndham Hotels (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 27—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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
Other Guarantees and Indemnifications
Vacation Ownership
As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2024, the maximum potential future payments that the Company may be required to make under these guarantees is $55 million. As of December 31, 2024 and 2023, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 27—Transactions with Former Parent and Former Subsidiaries.
20.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(145)	$(1)	$—	$(146)
Other comprehensive (loss)/income	(33)	1	—	(32)
Balance as of December 31, 2022	(178)	—	—	(178)
Other comprehensive income	8	—	1	9
Balance as of December 31, 2023	(170)	—	1	(169)
Other comprehensive loss	(40)	—	—	(40)
Balance as of December 31, 2024	$(210)	$—	$1	$(209)

Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$97	$1	$—	$98
Other comprehensive income/(loss)	2	(1)	—	1
Balance as of December 31, 2022	99	—	—	99
Other comprehensive income	—	—	—	—
Balance as of December 31, 2023	99	—	—	99
Other comprehensive loss	(2)	—	—	(2)
Balance as of December 31, 2024	$97	$—	$—	$97

Net of Tax	Foreign Currency Translation Adjustments	Unrealized (Losses)/Gains on Cash Flow Hedges	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(48)	$—	$—	$(48)
Other comprehensive loss	(31)	—	—	(31)
Balance as of December 31, 2022	(79)	—	—	(79)
Other comprehensive income	8	—	1	9
Balance as of December 31, 2023	(71)	—	1	(70)
Other comprehensive loss	(42)	—	—	(42)
Balance as of December 31, 2024	$(113)	$—	$1	$(112)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL during 2024 or 2023.
21.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2024, based on number of awards granted at target performance levels, 10.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the year ended December 31, 2024, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the year ended December 31, 2023, the Company granted incentive equity awards of $35 million in the form of RSUs and $21 million in the form of PSUs. During 2022 the Company granted incentive equity awards of $34 million in the form of RSUs and $13 million in the form of PSUs.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the year ended December 31, 2024, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2023	Granted	Vested/Exercised (a)	Cancelled / Forfeited (b)	Balance as of December 31, 2024
RSUs
Number of RSUs	1.6	0.8	(0.6)	(0.2)	1.6	(c)
Weighted average grant price	$47.11	$45.16	$47.62	$47.07	$45.99

PSUs
Number of PSUs	0.8	0.2	(0.1)	—	0.9	(d)
Weighted average grant price	$47.29	$45.24	$59.00	$—	$45.17

NQs
Number of NQs	2.3	—	(0.2)	(0.7)	1.4	(e)
Weighted average grant price	$44.88	$—	$42.48	$48.58	$43.40

(a)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(b)The Company recognizes cancellations and forfeitures as they occur.

(c)Aggregate unrecognized compensation expense related to RSUs was $49 million as of December 31, 2024, which is expected to be recognized over a weighted average period of 2.5 years.
(d)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $9 million as of December 31, 2024, which is expected to be recognized over a weighted average period of 2.0 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $42 million which would be recognized over a weighted average period of 1.2 years.
(e)There were 1.1 million NQs which were exercisable as of December 31, 2024. These exercisable NQs will expire over a weighted average period of 4.9 years and carry a weighted average grant date fair value of $8.84. Unrecognized compensation expense for the NQs was less than $1 million as of December 31, 2024, which is expected to be recognized over a weighted average period of 0.2 years.
The Company did not grant any stock options during the years 2024, 2023, or 2022. The fair value of stock options granted by the Company prior to 2022 were estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $6 million from option exercises during 2024, and less than $1 million in each of 2023 and 2022. The total intrinsic value of options exercised was $1 million during 2024, and less than $1 million during 2023 and 2022. The vest date fair value of shares that vested during 2024, 2023, and 2022 were $35 million, $37 million, and $34 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $41 million, $38 million, and $45 million during 2024, 2023, and 2022, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. During 2024, 2023, and 2022 such stock-based compensation expense includes $1 million, $2 million, and $3 million which has been classified within Restructuring on the Consolidated Statements of Income. The Company recognized $11 million, $9 million, and $12 million of tax benefits associated with stock-based compensation during 2024, 2023, and 2022.
The Company paid $9 million, $10 million, and $7 million of taxes for the net share settlement of incentive equity awards that vested during 2024, 2023, and 2022. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.2 million, 0.2 million, and 0.3 million shares under this plan during 2024, 2023, and 2022 and recognized $1 million of compensation expense for each of these issuances. The value of shares issued under this plan was $9 million, $10 million, and $9 million during 2024, 2023, and 2022.
22.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure Co. sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $34 million, $33 million, and $31 million during 2024, 2023, and 2022.
In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $10 million, $9 million, and $8 million during 2024, 2023, and 2022.
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. The Company had $5 million and $6 million of net pension liability as of December 31, 2024 and 2023, included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company had $1 million of unrecognized gains as of both December 31, 2024 and 2023; which were included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recognized no pension expense during 2024, 2023, or 2022.
23.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. In identifying its reportable segments the Company analyzed the components of each segment, the nature of the segments’ products and services, and prescribed quantitative thresholds.
The Vacation Ownership segment develops, markets, and sells VOIs to individual consumers, provides consumer financing in connection with the sale of VOIs, and provides property management services at resorts. This segment is wholly comprised of the Vacation Ownership business line. The Travel and Membership segment operates a variety of travel businesses, including vacation exchange brands, travel technology platforms, travel memberships, and direct-to-consumer rentals. This segment is comprised of the Exchange and Travel Club business lines.
The financial results of these reportable segments are regularly reviewed by the Company’s Chief Executive Officer (“CEO”) to evaluate performance and allocate resources. Since the Company’s CEO makes key operating and resource allocation decisions, the CEO is considered the Company’s Chief Operating Decision Maker (“CODM”).
Adjusted EBITDA is the profitability measure utilized by the CODM to assess the performance of the reportable segments through comparisons to budgets, forecasts, prior periods, and trends. This analysis is used to make certain decisions regarding the allocation of capital and personnel to the segments.
During the third quarter of 2024, the Company updated its definition of Adjusted EBITDA to exclude certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into its existing business as these costs do not reflect recurring operating expenses. This change was made as a result of the Company’s acquisition of Accor Vacation Club. As this business is being further integrated into the Company’s operations, it has begun incurring certain discrete non-recurring costs directly attributable to integration activities and the Company believes excluding these types of costs would assist investors in understanding its ongoing performance when considered with GAAP measures.
As a result of this change, Adjusted EBITDA is now defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and ABG, and the sale of the vacation rentals businesses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, the Company believes gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Year Ended December 31, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$3,171	(a)	$691		$3,862
Intersegment revenues	—		4		4
	3,171		695		3,866
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(4)
Total consolidated revenues					$3,864

Less:
Property management expense	643		—	(c)
Marketing	411	(d)	45
Commissions	406		—	(c)
General and administrative (e)	231		100
Sales administration	194		—	(c)
Consumer financing interest	136		—	(c)
Developer obligations (f)	129		—	(c)
Licensing fees	94		—	(c)
Cost of sales	92	(g)	186
Fee-for-Service expenses	43		—	(c)
Contact center	—	(c)	77
Resort services	—	(c)	33
Other segment items (h)	28		3
Reportable segment Adjusted EBITDA	$764		$251		$1,015
Elimination of intersegment expenses					36
Other Adjusted EBITDA, net of intersegment expenses					(122)
Adjusted EBITDA					$929

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$929
Stock-based compensation	(40)
Restructuring (i)	(16)
Legacy items	(11)
Asset impairments, net	(3)
Acquisition and divestiture related costs	(2)
Fair value change in contingent consideration	7
Integration costs	(1)
Depreciation and amortization	(115)
Interest income	14
Interest expense	(249)
Income before income taxes	513
Provision for income taxes	(135)
Net income from continuing operations	378
Gain on disposal of discontinued business, net of income taxes	33
Net income attributable to Travel + Leisure Co. shareholders	$411

(a)Includes $432 million provision for loan losses, net.
(b)Represents revenue recognized at the Company's Corporate and other segment for managing an insurance program on behalf of homeowners associations.
(c)Expense category not regularly provided to the CODM for this segment.
(d)Excludes licensing fees which are reported within Marketing on the Consolidated Statements of Income, as it is separately disclosed.
(e)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(g)Represents Cost of vacation ownership interests on the Consolidated Statements of Income.

(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income, business insurance proceeds, and asset sales.
(i)Includes $1 million of stock-based compensation expense associated with the 2022 restructuring plans.

	Year Ended December 31, 2023
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$3,041	(a)	$704		$3,745
Intersegment revenues	—		7		7
	3,041		711		3,752
Reconciliation of revenues
Other revenues (b)					5
Elimination of intersegment revenues					(7)
Total consolidated revenues					$3,750

Less:
Property management expense	607		—	(c)
Marketing	360	(d)	58
Commissions	358		—	(c)
General and administrative (e)	232		105
Sales administration	179		—	(c)
Cost of sales	132	(f)	180
Developer obligations (g)	129		—	(c)
Consumer financing interest	112		—	(c)
Licensing fees	89		—	(c)
Fee-for-Service expenses	81		—	(c)
Contact center	—	(c)	79
Resort services	—	(c)	38
Other segment items (h)	33		4
Reportable segment Adjusted EBITDA	$729		$247		$976
Elimination of intersegment expenses					6
Other Adjusted EBITDA, net of intersegment expenses					(74)
Adjusted EBITDA					$908

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$908
Stock-based compensation	(36)
Restructuring (i)	(26)
Legacy items	(8)
Loss on sale of business	(2)
Asset impairments, net (j)	(1)
Depreciation and amortization	(112)
Interest income	13
Interest expense	(251)
Income before income taxes	485
Provision for income taxes	(94)
Net income from continuing operations	391
Gain on disposal of discontinued business, net of income taxes	5
Net income attributable to Travel + Leisure Co. shareholders	$396

(a)Includes $348 million provision for loan losses, net.
(b)Represents revenue recognized at the Company's Corporate and other segment for managing an insurance program on behalf of homeowners associations.
(c)Expense category not regularly provided to the CODM for this segment.
(d)Excludes licensing fees which are reported within Marketing on the Consolidated Statements of Income as it is separately disclosed.
(e)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(f)Represents Cost of vacation ownership interests on the Consolidated Statements of Income, excluding $1 million of inventory impairments which are not included in the determination of Adjusted EBITDA.
(g)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.

(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income, business insurance proceeds, and asset sales.
(i)Includes $2 million of stock-based compensation expense associated with the 2023 restructuring plans.
(j)Includes $1 million of inventory impairments reported within Cost of vacation ownership interests on the Consolidated Statements of Income.

	Year Ended December 31, 2022
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$2,835	(a)	$732		$3,567
Intersegment revenues	—		3		3
	2,835		735		3,570
Reconciliation of revenues
Elimination of intersegment revenues					(3)
Total consolidated revenues					$3,567
Less:
Property management expense	564		—	(b)
Commissions	344		—	(b)
Marketing	305	(c)	63
General and administrative (d)	252		106
Sales administration	162		—	(b)
Cost of sales	156	(e)	187
Developer obligations (f)	133		—	(b)
Licensing fees	83		—	(b)
Consumer financing interest	79		—	(b)
Fee-for-Service expenses	78		—	(b)
Contact center	—	(b)	77
Resort services	—	(b)	36
Other segment items (g)	14		(2)
Reportable segment Adjusted EBITDA	$665		$268		$933
Elimination of intersegment expenses					3
Other Adjusted EBITDA, net of intersegment expenses					(77)
Adjusted EBITDA					$859

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$859
Stock-based compensation	(42)
Restructuring (h)	(14)
Asset impairments, net (i)	(11)
Loss on equity investment	(5)
COVID-19 related costs (j)	(2)
Legacy items	(1)
Fair value change in contingent consideration	10
Depreciation and amortization	(119)
Interest income	6
Interest expense	(195)
Income before income taxes	486
Provision for income taxes	(130)
Net income from continuing operations	356
Gain on disposal of discontinued business, net of income taxes	1
Net income attributable to Travel + Leisure Co. shareholders	$357

(a)Includes $302 million provision for loan losses, net.
(b)Expense category not regularly provided to the CODM for this segment.
(c)Excludes licensing fees which are reported in Marketing on the Consolidated Statements of Income, as it is separately disclosed.
(d)Excludes stock-based compensation, legacy items, and COVID-19 related costs which are not included in the determination of Adjusted EBITDA.
(e)Represents Cost of vacation ownership interests on the Consolidated Statements of Income, excluding $1 million of inventory impairments which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.

(g)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income, business insurance proceeds, and asset sales.
(h)Includes $3 million of stock-based compensation expense associated with the 2022 restructuring plan.
(i)Includes $1 million of inventory impairments reported within Cost of vacation ownership interests on the Consolidated Statements of Income.
(j)Includes expenses related to COVID-19 testing and other expenses associated with the Company’s return-to-work program in 2022.
The following tables present the Company’s segment asset information (in millions):

	As of December 31,
Segment Assets (a)	2024	2023
Vacation Ownership	$5,112	$4,980
Travel and Membership	1,325	1,353
Total reportable segments	6,437	6,333
Corporate and other	298	405
Total Company	$6,735	$6,738

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2024	2023	2022
Vacation Ownership	$54	$47	$32
Travel and Membership	19	22	17
Total reportable segments	73	69	49
Corporate and other	8	5	3
Total Company	$81	$74	$52
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Net Revenues			Net Long-lived Assets
	Year Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
United States	$3,404	$3,320	$3,166	$1,508	$1,577
All other countries	460	430	401	258	239
Total	$3,864	$3,750	$3,567	$1,766	$1,816
24.    COVID-19 Related Items
During the year ended December 31, 2022, the Company had $2 million of employee compensation related and other expenses at its corporate operations related to COVID-19 testing and other expenses associated with the Company’s return-to-work program. These costs are included within COVID-19 related costs on the Consolidated Statements of Income.
25.    Impairments and Other Charges
Impairments
During 2024, the Company recorded $3 million of impairments within Asset impairments, net on the Consolidated Statements of Income. These impairments include $1 million related to held-for-sale assets, $1 million trademark impairment, and $1 million impairment of cloud computing arrangements at the Travel and Membership segment.
During 2022, the Company recorded $10 million of impairments within Asset impairments, net on the Consolidated Statements of Income. These impairments included a $9 million loss on the sale at the Vacation Ownership segment related to certain property sold for $22 million, made up of $17 million in cash and a $5 million promissory note. The Company also recorded a $2 million impairment of fixed assets at the Vacation Ownership segment and a $2 million trade name impairment at the Travel and Membership segment. These impairments were offset by $3 million of asset recoveries, primarily related to previously impaired land which was sold during 2022.

Other Charges
During 2023 and 2022, the Company recorded a $1 million inventory impairment at the Vacation Ownership segment included within Cost of vacation ownership interests on the Consolidated Statements of Income.
26.    Restructuring
2024 Restructuring Plan
During 2024, the Company incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2024. The 2024 restructuring liability was reduced by $7 million of cash payments during the year ended December 31, 2024. The remaining 2024 restructuring liability of $8 million is expected to be paid by the end of 2026.
2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Consolidated Balance Sheets. The 2023 restructuring liability was reduced by $14 million and $8 million of cash payments during the years ended December 31, 2024 and 2023. The remaining 2023 restructuring liability of less than $1 million is expected to be paid by the end of 2025.
2022 Restructuring Plan
During 2022, the Company incurred $14 million of restructuring charges. These charges were associated with certain positions that were made redundant based upon changes to the organizational structure of the Company, primarily within the Travel and Membership segment. The charges consisted of (i) $9 million of personnel-related costs at the Travel and Membership segment (ii) $3 million of lease and personnel-related costs at the Vacation Ownership segment, and (iii) $2 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $3 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Consolidated Balance Sheets. During 2024, the Company recognized an additional $1 million of stock-based compensation expense associated with the 2022 restructuring plan. The 2022 restructuring liability was reduced by $1 million, $7 million, and $5 million of cash payments during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the 2022 restructuring liability has been fully settled.
The Company has an additional restructuring plan which was implemented prior to 2022, all of which is related to leased facilities. This restructuring liability was reduced by $3 million, $2 million, and $3 million of cash payments during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the remaining liability of $15 million, all of which is related to leased facilities, is expected to be paid by the end of 2029.

The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of	2022 Activity				Liability as of
	December 31, 2021	Costs Recognized	Cash Payments	Other		December 31, 2022
Facility-related	$22	$1	$(4)	$1		$20
Personnel-related	—	13	(4)	(3)	(a)	6
	$22	$14	$(8)	$(2)		$26

	Liability as of	2023 Activity				Liability as of
	December 31, 2022	Costs Recognized	Cash Payments	Other		December 31, 2023
Facility-related	$20	$1	$(4)	$—		$17
Personnel-related	6	25	(13)	(2)	(a)	16
	$26	$26	$(17)	$(2)		$33

	Liability as of	2024 Activity				Liability as of
	December 31, 2023	Costs Recognized	Cash Payments	Other		December 31, 2024
Facility-related	$17	$1	$(3)	$—		$15
Personnel-related	16	15	(22)	(1)	(a)	8
	$33	$16	$(25)	$(1)		$23

(a)Represents stock-based compensation expense included in Additional paid-in capital on the Consolidated Balance Sheets.
27.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Former Parent
Pursuant to the Separation and Distribution Agreement with the Company’s former parent, Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, the Company entered into certain guarantee commitments with ABG and ABG’s former subsidiary, Anywhere Real Estate Inc.(formerly Realogy). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and ABG contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while ABG’s former subsidiary Anywhere Real Estate Inc. is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of ABG’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. is effectively responsible for 25% of such matters subsequent to the separation. Since ABG’s separation, ABG has settled the majority of the lawsuits that were pending on the date of the separation.
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a legacy tax matter involving ABG related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During the second quarter of 2023, ABG filed a petition for rehearing. On April 10, 2024, ABG’s petition was denied and the Company is currently awaiting final notice for the required payment, one third of which is the responsibility of Wyndham Hotels.
As of December 31, 2024 and 2023, the ABG separation and related liabilities were $24 million and $23 million, all of which were tax related liabilities. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Matters Related to Wyndham Hotels
In connection with the Spin-off on May 31, 2018, Travel + Leisure Co. entered into several agreements with Wyndham Hotels that govern the relationship of the parties following the separation. The current ongoing agreements include the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the License, Development and Noncompetition Agreement.

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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in pound sterling of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2024. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Consolidated Statements of Income. During the second quarter of 2024, the remaining indemnifications expired which resulted in the recognitions of a $32 million Gain on disposal of discontinued business, net of income taxes, with an offsetting $12 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Consolidated Statements of Income.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £31 million ($39 million USD) at December 31, 2024. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at December 31, 2024, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was recorded in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
During 2019, Awaze proposed certain post-closing adjustments of £35 million ($44 million USD) related to the sale of the European vacation rentals business. During 2021, the Company entered into a settlement agreement which received regulatory approval during 2022 to settle these post-closing adjustment claims for £5 million ($7 million USD); one-third of which was the responsibility of Wyndham Hotels. During 2022, the Company made this settlement payment which was included within Net cash provided by/(used in) investing activities from discontinued operations on the Consolidated Statements of Cash Flows and received $2 million from Wyndham Hotels for their one-third portion which was included within Net cash provided by operating activities on the Consolidated Statements of Cash Flows. This matter is now resolved and no further payments are required.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the

North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2024.
28.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the years ended December 31, 2024, 2023, and 2022.
During 2024, the Company entered into a consulting agreement with a former executive. The Company incurred expenses of less than $1 million related to this agreement, which was concluded as of December 31, 2024.

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
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a)On February 14, 2025, the Compensation Committee of the Board of Directors approved amendments to the outstanding restricted stock unit award agreements of Michael A. Hug, Chief Financial Officer of the Company, to provide for the continued vesting of such awards in accordance with their respective vesting schedules following his planned retirement on the earlier of (i) a date that is mutually agreeable to Mr. Hug and the Company and (ii) June 1, 2025.
(b)On October 29, 2024, James Savina, General Counsel and Corporate Secretary, terminated the Rule 10b5-1 trading arrangement, dated December 5, 2023, for the sale of up to 27,000 shares of the Company’s common stock, and entered into a new Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 26,442 shares of the Company’s common stock until December 17, 2025.
On December 11, 2024, Geoff Richards, Chief Operating Officer - Vacation Ownership, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,216 shares of the Company’s common stock until March 31, 2026.
On December 17, 2024, Kimberly Marshall, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 33,000 shares of the Company’s common stock until March 13, 2026.
On December 17, 2024, Jeff Myers, Chief Sales and Marketing Officer - Vacation Ownership, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 44,122 shares of the Company’s common stock until March 18, 2026.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance” and “Information about our Executive Officers” in the Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning Directors required by this item is located under the heading “Proposal 1: Election of Directors” in the Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Committees of the Board” and “Code of Business Conduct” in the Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference.
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
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Travel + Leisure Co. Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.9 million (a)	$43.40 (b)	10.0 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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
The remaining information required by Item 12 is included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

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
(3) Exhibits.
Certain agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the contractual risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws, (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement, (v) may be qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws, and (vi) are enforceable only by parties to such agreement and specified third party beneficiaries, if any. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
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

4.3	Form of 5.100% Notes due 2025 (adjusted to 6.60%) (included within Exhibit 4.2).
4.4
Tenth Supplemental Indenture, dated March 21, 2017, between Wyndham Worldwide Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed March 21, 2017).

4.5	Form of 4.500% Senior Notes due 2027 (adjusted to 6.00%) (included within Exhibit 4.4).
4.6
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed December 13, 2019).

4.7
First Supplemental Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 13, 2019).

4.8	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.7).
4.9
Second Supplemental Indenture, dated July 24, 2020, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed July 24, 2020).

4.10	Form of 6.625% Senior Note due 2026 (included within Exhibit 4.9).
4.11
Third Supplemental Indenture, dated November 18, 2021, between Travel + Leisure Co. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 22, 2021).

4.12	Form of 4.50% Senior Secured Notes due 2029 (included within Exhibit 4.11).
4.13	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.23 to the Registrant's Form 10-K filed February 24, 2021).
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

10.5	Fourth Amendment, dated as of March 30, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 4, 2023).
10.6	Fifth Amendment, dated as of December 20, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 21, 2023).
10.7	Sixth Amendment, dated December 10, 2024, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 11, 2024).
10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.21
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.22†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.23†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.24†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael Brown, dated June 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 20, 2024).

10.25†
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

10.31†	Separation Agreement, dated February 13, 2024, between Travel + Leisure Co. and Olivier Chavy (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 24, 2024).
10.32†*	Consulting Agreement between RCI, LLC and Olivier Chavy.
10.33†
Letter Agreement, dated September 13, 2022, by and between Travel + Leisure Co. and Thomas Michael Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed October 27, 2022).

10.34†
Appointment Letter and Letter Agreement, each dated as of April 6, 2023, by and between Wyndham Vacation Ownership, Inc. d/b/a Travel + Leisure Co. and Amandine Robin-Caplan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 26, 2023).

10.35†*	Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 12, 2024).
10.36†	Form of Award Agreement for Stock Appreciation Rights (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K filed February 17, 2012).
10.37†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K filed February 26, 2019).
10.38†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated June 1, 2018 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K filed February 26, 2019).
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

10.41†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).
10.42†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).
10.43†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.44†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.45†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).
10.46†	Form of Award Agreement for Performance Stock Units, dated March 12, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April, 24, 2024).
10.47†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 12, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 24, 2024).
10.48†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006).
10.49†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009).

10.50†	Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 19, 2006).
10.51†	First Amendment to Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed March 7, 2007).
10.52†
Amendment Number Two to the Wyndham Worldwide Corporation Non-Employee Directors Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 27, 2009).

10.53†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006).
10.54†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009).

10.55†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013).

10.56
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006).

10.57
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006).

10.58
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008).

10.59
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010).

10.60
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.61
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.62
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.63
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.64
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.65†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).
10.66	Travel + Leisure Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 28, 2021).
19.1*	Travel + Leisure Co. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

97.1	Travel + Leisure Co. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed February 21, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Michael D. Brown

/s/ MICHAEL A. HUG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2025
Michael A. Hug

/s/ THOMAS M. DUNCAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
Thomas M. Duncan

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 19, 2025
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 19, 2025
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 19, 2025
James E. Buckman

/s/ GEORGE HERRERA	Director	February 19, 2025
George Herrera

/s/ LUCINDA MARTINEZ	Director	February 19, 2025
Lucinda Martinez

/s/ DENNY MARIE POST	Director	February 19, 2025
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 19, 2025
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 19, 2025
Michael H. Wargotz