Form 10-Q
period 2025-03-31
Travel & Leisure Co.
filed 2025-04-23
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
66,415,595 shares of common stock outstanding as of March 31, 2025.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Avis Budget Group, Inc., and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business.

AOCL	Accumulated Other Comprehensive Loss
AUD	Australian Dollar
ABG	Avis Budget Group, Inc., formerly Cendant Corporation
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
Company	Travel + Leisure Co. and its subsidiaries
CODM	Chief Operating Decision Maker
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month periods ended March 31, 2025 and 2024, and of cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, cash flows and deficit for the year then ended (not presented herein); and in our report dated February 19, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
April 23, 2025

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net revenues
Service and membership fees	$417	$419
Vacation ownership interest sales	384	369
Consumer financing	112	110
Other	21	18
Net revenues	934	916
Expenses
Operating	445	438
Marketing	124	121
General and administrative	122	112
Consumer financing interest	34	33
Depreciation and amortization	30	28
Cost of vacation ownership interests	23	34
Total expenses	778	766
Operating income	156	150
Interest expense	57	64
Other (income), net	(1)	(2)
Interest (income)	(1)	(4)
Income before income taxes	101	92
Provision for income taxes	28	26
Net income attributable to Travel + Leisure Co. shareholders	$73	$66

Earnings per share
Basic	$1.09	$0.93
Diluted	$1.07	$0.92

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$73	$66

Foreign currency translation adjustments, net of tax	12	(15)
Other comprehensive income/(loss), net of tax	12	(15)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$85	$51
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$188	$167
Restricted cash (VIE - $112 as of 2025 and $92 as of 2024)	179	162
Trade receivables, net	171	155
Vacation ownership contract receivables, net (VIE - $2,299 as of 2025 and $2,293 as of 2024)	2,580	2,619
Inventory	1,221	1,227
Prepaid expenses	253	214
Property and equipment, net	587	591
Goodwill	968	966
Other intangibles, net	209	209
Other assets	408	425
Total assets	$6,764	$6,735
Liabilities and (deficit)
Accounts payable	$67	$67
Accrued expenses and other liabilities	712	778
Deferred income	486	457
Non-recourse vacation ownership debt (VIE)	2,174	2,123
Debt	3,484	3,468
Deferred income taxes	744	722
Total liabilities	7,667	7,615
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 225,208,290 issued as of 2025 and 224,599,556 as of 2024	3	2
Treasury stock, at cost – 158,815,812 shares as of 2025 and 157,476,502 shares as of 2024	(7,504)	(7,433)
Additional paid-in capital	4,331	4,328
Retained earnings	2,367	2,334
Accumulated other comprehensive loss	(100)	(112)
Total stockholders’ (deficit)	(903)	(881)
Noncontrolling interest	—	1
Total (deficit)	(903)	(880)
Total liabilities and (deficit)	$6,764	$6,735

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$73	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	91	78
Depreciation and amortization	30	28
Deferred income taxes	22	22
Stock-based compensation	14	9
Non-cash interest	6	7
Non-cash lease expense	4	4
Other, net	2	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(14)	(3)
Vacation ownership contract receivables	(52)	(93)
Inventory	6	(2)
Prepaid expenses	(37)	(40)
Other assets	20	(8)
Accounts payable, accrued expenses, and other liabilities	(70)	(30)
Deferred income	26	8
Net cash provided by operating activities	121	47
Investing activities
Property and equipment additions	(21)	(17)
Acquisitions, net of cash acquired	(1)	(40)
Net cash used in investing activities	(22)	(57)
Financing activities
Proceeds from non-recourse vacation ownership debt	502	431
Principal payments on non-recourse vacation ownership debt	(450)	(439)
Proceeds from debt	632	506
Principal payments on debt	(616)	(216)
Repayment of notes and term loans	(2)	(2)
Repurchase of common stock	(70)	(25)
Dividends paid to shareholders	(41)	(38)
Net share settlement of incentive equity awards	(13)	(9)
Debt issuance/modification costs	(5)	(5)
Proceeds from issuance of common stock	2	—
Other, net	(2)	—
Net cash (used in)/provided by financing activities	(63)	203
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	2	(4)
Net change in cash, cash equivalents and restricted cash	38	189
Cash, cash equivalents and restricted cash, beginning of period	329	458
Cash, cash equivalents and restricted cash, end of period	367	647
Less: Restricted cash	179	168
Cash and cash equivalents	$188	$479
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)
Net income	—	—	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU/PSU vesting	0.6	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Change in stock-based compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(1.3)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(40)	—	—	(40)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2025	66.4	$3	$(7,504)	$4,331	$2,367	$(100)	$—	$(903)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2023	71.4	$2	$(7,196)	$4,279	$2,067	$(70)	$1	$(917)
Net income	—	—	—	—	66	—	—	66
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Change in stock-based compensation	—	—	—	9	—	—	—	9
Repurchase of common stock	(0.6)	—	(25)	—	—	—	—	(25)
Dividends ($0.50 per share)	—	—	—	—	(36)	—	—	(36)
Other	—	—	—	2	—	—	—	2
Balance as of March 31, 2024	71.3	$2	$(7,221)	$4,281	$2,097	$(85)	$1	$(925)

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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2024 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025.
2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Disclosure Improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to modify the disclosure and presentation requirements of a variety of topics in the codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will monitor updates to the regulations as they become effective and adjust its disclosures as needed in future filings.
Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements in rate reconciliation and income taxes paid information. Among other provisions, this guidance requires public entities to disclose specific categories in the rate reconciliation, using both percentages and reporting currency amounts; and present cash taxes paid on a disaggregated basis. This guidance is effective for annual periods beginning after December 15, 2024. The guidance is expected to only affect disclosures and will be incorporated into the Company’s filings once effective.
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
Recently Adopted Accounting Pronouncements
Business Combinations—Joint Venture Formations. In August 2023, the FASB issued guidance to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The guidance was issued in an effort to reduce diversity in practice and requires a joint venture to initially measure its assets and liabilities at fair value on the formation date. This guidance became effective prospectively for all joint ventures within the scope of the standard that are formed on or after January 1, 2025. Existing joint ventures have the option to apply the guidance retrospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements and related disclosures.
Segment Reporting. In November 2023, the FASB issued guidance to enhance segment disclosures by requiring incremental segment information on an annual and interim basis for all public entities. Among other provisions, this guidance requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This guidance became effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance only affected disclosures within Note 18—Segment Information. Previously reported segment disclosures have been recast to reflect the new presentation under this guidance.
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

Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended
	March 31,
	2025	2024
Management fee revenues	$114	$113
Reimbursable revenues	109	98
Property management fees and reimbursable revenues	$223	$211
One of the associations that the Company manages paid the Travel and Membership segment $9 million for exchange services during both the three months ended March 31, 2025 and 2024.
The Company earns revenue from its Wyndham Rewards co–branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.
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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	March 31, 2025	December 31, 2024
Deferred subscription revenue	$156	$151
Deferred VOI trial package revenue	144	142
Deferred VOI incentive revenue	84	86
Deferred exchange-related revenue (a)	60	58
Deferred co-branded credit card programs revenue	39	21
Deferred other revenue	4	1
Total	$487	$459

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
Deferred co-branded credit card programs revenue represents the advance payments received under these programs for the Vacation Ownership and Travel and Membership businesses, which are recognized as the brand performance service obligations are satisfied.
Changes in contract liabilities for the periods presented were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Beginning balance	$459	$444
Additions	110	95
Revenue recognized	(82)	(85)
Ending balance	$487	$454
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of March 31, 2025 and December 31, 2024, these capitalized costs were $48 million and $49 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2025, the capitalized costs were $16 million, of which $10 million was included in Prepaid expenses and $6 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2025 - 3/31/2026	4/1/2026 - 3/31/2027	4/1/2027 - 3/31/2028	Thereafter	Total
Subscription revenue	$88	$35	$15	$18	$156
VOI trial package revenue	135	3	3	3	144
VOI incentive revenue	84	—	—	—	84
Exchange-related revenue	57	2	1	—	60
Co-branded credit card programs revenue	4	4	4	27	39
Other revenue	4	—	—	—	4
Total	$372	$44	$23	$48	$487

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended
	March 31,
	2025	2024
Vacation Ownership
Vacation ownership interest sales	$384	$369
Property management fees and reimbursable revenues	223	211
Consumer financing	112	110
Fee-for-Service commissions	16	18
Ancillary revenues	20	17
Total Vacation Ownership	755	725

Travel and Membership
Transaction revenues	130	140
Subscription revenues	43	45
Ancillary revenues	7	8
Total Travel and Membership	180	193

Corporate and other
Ancillary revenues	1	1
Eliminations	(2)	(3)
Total Corporate and other	(1)	(2)

Net revenues	$934	$916
4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$73	$66

Earnings per share (a)
Basic	$1.09	$0.93
Diluted	$1.07	$0.92

Basic weighted average shares outstanding	67.1	71.5
RSUs,(b) PSUs (c) and NQs (d)	1.1	0.5
Diluted weighted average shares outstanding (e)	68.2	72.0

Dividends:
Aggregate dividends paid to shareholders (f)	$41	$38

(a)Earnings per share amounts are calculated using whole numbers.

(b)Excludes 0.2 million and 0.5 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2025 and 2024. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.9 million for both the three months ended March 31, 2025 and 2024, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million and 1.7 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2025 and 2024. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.56 and $0.50 per share during the three months ended March 31, 2025 and 2024.
Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2024	133.0	$6,646
Repurchases	1.3	70
As of March 31, 2025	134.3	$6,716
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of March 31, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $89 million since the inception of this program. As of March 31, 2025, the Company had $373 million of remaining availability in its program.
The Company incurred $1 million and less than $1 million of excise tax related to share repurchases during the three months ended March 31, 2025 and 2024, included within Treasury stock on the Condensed Consolidated Balance Sheets.
5.    Acquisitions
Other. During the first quarter of 2025, the Company completed a business acquisition for $3 million. The fair value of purchase consideration was comprised of $1 million of cash paid at closing and $2 million to be paid in 2027. The acquisition resulted in the recognition of (i) $2 million of definite-lived intangible assets consisting of management agreements, and (ii) $1 million of Property and equipment, net. This business is included within the Vacation Ownership segment.
Accor Vacation Club. On March 1, 2024, the Company acquired the vacation ownership business of Accor for $50 million ($44 million net of cash acquired) subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during the second quarter of 2024. This acquisition of Accor Vacation Club adds to the Company’s portfolio of brand affiliations and expands its international portfolio in the Asia Pacific region. Accor receives a percentage of the associated vacation ownership sales revenue as a licensing fee under an exclusive licensing agreement.
This transaction was accounted for as a business acquisition. As of March 31, 2025, the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $23 million of definite-lived intangible assets with a weighted average life of 20 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $6 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. This business is included within the Vacation Ownership segment. The Company completed the purchase accounting for this transaction in 2024.

6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Vacation ownership contract receivables:
Securitized (a)	$2,299	$2,293
Non-securitized (b)	876	940
Vacation ownership contract receivables, gross	3,175	3,233
Less: allowance for loan losses	595	614
Vacation ownership contract receivables, net	$2,580	$2,619

(a)Excludes $19 million of accrued interest on VOCRs as of both March 31, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $7 million and $8 million of accrued interest on VOCRs as of March 31, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2025, the Company’s securitized VOCRs generated interest income of $84 million. During the three months ended March 31, 2024, the Company’s securitized VOCRs generated interest income of $80 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2025 and 2024, the Company had net VOCR originations of $344 million and $334 million, and received principal collections of $292 million and $241 million. The weighted average interest rate on outstanding VOCRs was 14.7% as of both March 31, 2025 and December 31, 2024.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Allowance for loan losses, beginning balance	$614	$574
Provision for loan losses, net (a)	91	78
Contract receivables write-offs, net	(110)	(91)
Allowance for loan losses, ending balance	$595	$561

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,889	$699	$139	$88	$182	$2,997
31 - 60 days	26	25	12	3	8	74
61 - 90 days	18	18	9	2	9	56
91 - 120 days	13	16	10	1	8	48
Total	$1,946	$758	$170	$94	$207	$3,175

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,935	$711	$136	$87	$193	$3,062
31 - 60 days	23	26	13	3	7	72
61 - 90 days	15	18	10	1	5	49
91 - 120 days	15	16	12	1	6	50
Total	$1,988	$771	$171	$92	$211	$3,233
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
The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$258	$48	$1	$13	$40	$360
2024	741	271	38	32	92	1,174
2023	371	164	45	15	35	630
2022	228	109	34	9	10	390
2021	101	50	18	2	6	177
Prior	247	116	34	23	24	444
Total	$1,946	$758	$170	$94	$207	$3,175

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$918	$279	$29	$38	$123	$1,387
2023	425	187	49	16	40	717
2022	255	120	36	9	11	431
2021	111	55	20	3	7	196
2020	56	25	7	3	7	98
Prior	223	105	30	23	23	404
Total	$1,988	$771	$171	$92	$211	$3,233

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Three Months Ended
March 31, 2025
2025	$—
2024	54
2023	30
2022	13
2021	5
Prior	10
Total	$112
7.    Inventory
Inventory consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Completed VOI inventory	$969	$970
Estimated VOI recoveries	209	214
Land held for VOI development	29	29
VOI construction in process	11	10
Vacation exchange credits and other	3	4
Total inventory	$1,221	$1,227
As VOI inventory is completed it is transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory to property and equipment of $1 million during the three months ended March 31, 2025 and net transfers of VOI inventory from property and equipment of $39 million during the three months ended March 31, 2024.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2024	$7
Purchases	22
Payments	(22)
March 31, 2025	$7

December 31, 2023	$8
Purchases	33
Payments	(34)
March 31, 2024	$7

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

8.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Capitalized software	$813	$794
Building and leasehold improvements (a)	632	625
Furniture, fixtures and equipment	144	144
Finance leases	51	50
Land	28	28
Construction in progress	16	21
Total property and equipment	1,684	1,662
Less: accumulated depreciation and amortization	1,097	1,071
Property and equipment, net	$587	$591

(a)Includes $191 million and $192 million of unregistered VOI inventory as of March 31, 2025 and December 31, 2024.
9.    Debt
The Company’s indebtedness consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,879	$1,746
USD bank conduit facility (due September 2025) (c)	193	278
AUD/NZD bank conduit facility (due December 2026) (d)	102	99
Total	$2,174	$2,123

Debt: (e)
$1.0 billion secured revolving credit facility (due October 2026) (f)	$214	$196
$875 million 2024 secured term loan B (due December 2029) (g)	859	860
$350 million 6.60% secured notes (due October 2025) (h)	349	349
$650 million 6.625% secured notes (due July 2026)	648	648
$400 million 6.00% secured notes (due April 2027) (i)	403	403
$650 million 4.50% secured notes (due December 2029)	645	644
$350 million 4.625% secured notes (due March 2030)	347	347
Finance leases	19	21
Total	$3,484	$3,468

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.44 billion and $2.41 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2025 and December 31, 2024.
(b)The carrying amounts of the term notes are net of deferred financing costs of $25 million and $23 million as of March 31, 2025 and December 31, 2024.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $14 million and $15 million as of March 31, 2025 and December 31, 2024, and net of unamortized debt financing costs of $11 million and $12 million as of March 31, 2025 and December 31, 2024.
(f)The weighted average effective interest rate on facility borrowings was 6.54% and 7.52% as of March 31, 2025 and December 31, 2024.
(g)The weighted average effective interest rate on facility borrowings was 6.89% and 7.04% as of March 31, 2025 and December 31, 2024.
(h)Includes $1 million of unamortized losses from the settlement of a derivative as of both March 31, 2025 and December 31, 2024.
(i)Includes $3 million and $4 million of unamortized gains from the settlement of a derivative as of March 31, 2025 and December 31, 2024.

Sierra Timeshare 2025-1 Receivables Funding LLC
On March 19, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-1 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.20%. The advance rate for this transaction was 98%.
Maturities and Capacity
The Company’s outstanding indebtedness as of March 31, 2025, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$252	$367	$619
Between 1 and 2 years	369	877	1,246
Between 2 and 3 years	211	414	625
Between 3 and 4 years	217	10	227
Between 4 and 5 years	222	1,816	2,038
Thereafter	903	—	903
	$2,174	$3,484	$5,658
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of March 31, 2025, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$739	$1,000
Less: outstanding borrowings	295	214
Less: letters of credit	—	1
Available capacity	$444	$785

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
As of March 31, 2025, the Company’s interest coverage ratio was 4.48 to 1.0 and the first lien leverage ratio was 3.31 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2025, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2025, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $57 million and $64 million during the three months ended March 31, 2025 and 2024, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $54 million and $56 million for the three months ended March 31, 2025 and 2024.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $34 million and $33 million during the three months ended March 31, 2025 and 2024. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $28 million and $27 million for the three months ended March 31, 2025 and 2024.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2025	December 31, 2024
Securitized contract receivables, gross (a)	$2,299	$2,293
Securitized restricted cash (b)	112	92
Interest receivables on securitized contract receivables (c)	19	19
Other assets (d)	9	8
Total SPE assets	2,439	2,412
Non-recourse term notes (e) (f)	1,879	1,746
Non-recourse conduit facilities (e)	295	377
Other liabilities (g)	3	3
Total SPE liabilities	2,177	2,126
SPE assets in excess of SPE liabilities	$262	$286

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
(f)Includes deferred financing costs of $25 million and $23 million as of March 31, 2025 and December 31, 2024, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $876 million and $940 million as of March 31, 2025 and December 31, 2024.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2025	December 31, 2024
SPE assets in excess of SPE liabilities	$262	$286
Non-securitized contract receivables	876	940
Less: allowance for loan losses	595	614
Total, net	$543	$612
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
As of March 31, 2025, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both March 31, 2025 and 2024.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,580	$2,860	$2,619	$2,900
Liabilities
Debt (Level 2)	$5,658	$5,611	$5,591	$5,537
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
12.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of March 31, 2025, the Company had no gains or losses relating to contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2025 and 2024, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three months ended March 31, 2025 or 2024.
13.    Income Taxes
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2021 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, years prior to 2016 are generally no longer subject to income tax examinations by their respective tax authorities.
The Company’s effective tax rate was 28.0% and 28.5% for the three months ended March 31, 2025 and 2024. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by Pillar Two taxes offset by a decrease in state taxes. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
The Company made income tax payments, net of tax refunds, of $8 million and $6 million during the three months ended March 31, 2025 and 2024.

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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$5	$5

Short-term lease cost	$4	$3

Finance lease cost:
Amortization of right-of-use assets	$3	$2
Interest on lease liabilities	—	1
Total finance lease cost	$3	$3
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$51	$47
Operating lease liabilities	Accrued expenses and other liabilities	$83	$79

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$19	$21
Finance lease liabilities	Debt	$19	$21

Weighted average remaining lease term:
Operating leases		5.3 years	4.9 years
Finance leases		2.4 years	2.6 years
Weighted average discount rate:
Operating leases (b)		6.2%	6.2%
Finance leases		6.5%	6.5%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$8	$8
Operating cash outflows from finance leases	$—	$—
Financing cash outflows from finance leases	$2	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9	$1
Finance leases	$1	$3
The table below presents maturities of lease liabilities as of March 31, 2025 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2025	$20	$8
2026	19	7
2027	18	4
2028	15	2
2029	12	—
Thereafter	15	—
Total minimum lease payments	99	21
Amount of lease payments representing interest	(16)	(2)
Present value of future minimum lease payments	$83	$19
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $4 million as of both March 31, 2025 and December 31, 2024. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2025, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $22 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 20—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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
Other Guarantees and Indemnifications
For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 20—Transactions with Former Parent and Former Subsidiaries.
16.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	12	—	12
Balance, March 31, 2025	$(198)	$1	$(197)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, March 31, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	12	—	12
Balance, March 31, 2025	$(101)	$1	$(100)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive loss	(15)	—	(15)
Balance, March 31, 2024	$(185)	$1	$(184)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive loss	—	—	—
Balance, March 31, 2024	$99	$—	$99

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive loss	(15)	—	(15)
Balance, March 31, 2024	$(86)	$1	$(85)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the three months ended March 31, 2025 or 2024.
17.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2025, based on number of awards granted at target performance levels, 9.5 million shares remained available.
Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2025, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the three months ended March 31, 2024, the Company granted incentive equity awards to key employees and senior officers of $32 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the three months ended March 31, 2025, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2024	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, March 31, 2025
RSUs
Number of RSUs	1.6	0.6	—	(0.6)	—	1.6	(d)
Weighted average grant price	$45.99	$54.80	$—	$48.30	$—	$48.53

PSUs
Number of PSUs	0.9	0.2	0.1	(0.3)	—	0.9	(e)
Weighted average grant price	$45.17	$54.80	$52.87	$52.87	$—	$45.85

NQs
Number of NQs	1.4	—	—	—	—	1.4	(f)
Weighted average grant price	$43.40	$—	$—	$—	$—	$43.42

(a)Represents additional shares awarded as the Company exceeded target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $73 million as of March 31, 2025, which is expected to be recognized over a weighted average period of 3.0 years.
(e)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $18 million as of March 31, 2025, which is expected to be recognized over a weighted average period of 2.5 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $42 million which would be recognized over a weighted average period of 0.9 years.
(f)There were 1.4 million NQs which were exercisable as of March 31, 2025. These exercisable NQs will expire over a weighted average period of 4.7 years and carry a weighted average grant date fair value of $8.68. There was no unrecognized compensation expense for NQs as of March 31, 2025.
The Company did not grant any stock options during the three months ended March 31, 2025 or 2024. The fair value of stock options granted by the Company prior to 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $2 million and less than $1 million from option exercises during the three months ended March 31, 2025 and 2024. The total intrinsic value of options exercised was $1 million and less than $1 million during the three months ended March 31, 2025 and 2024. The vest date fair value of shares that vested during the three months ended March 31, 2025 and 2024 was $50 million and $32 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $14 million during the three months ended March 31, 2025, and $9 million during the three months ended March 31, 2024 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the three months ended March 31, 2025 and 2024 the Company recognized $4 million and $2 million of tax benefits associated with stock-based compensation.
The Company paid $13 million and $9 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2025 and 2024. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

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
The financial results of these reportable segments are regularly reviewed by the Company’s Chief Executive Officer (“CEO”) to evaluate performance and allocate resources. Since the Company’s CEO makes key operating and resource allocation decisions, the CEO is considered the Company’s CODM.
Adjusted EBITDA is the profitability measure utilized by the CODM to assess the performance of the reportable segments through comparisons to budgets, forecasts, prior periods, and trends. This analysis is used to make certain decisions regarding the allocation of capital and personnel to the segments.
Adjusted EBITDA is defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and ABG, and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business. The Company excludes these costs as they do not reflect recurring operating expenses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Three Months Ended March 31, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$755	(a)	$178		$933
Intersegment revenues	—		2		2
	755		180		935
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(2)
Total consolidated revenues					$934

Less:
Property management expense	173		—	(c)
Marketing	93	(d)	11
Commissions	89		—	(c)
General and administrative (e)	58		22
Sales administration	52		—	(c)
Developer obligations (f)	37		—	(c)
Consumer financing interest	34		—	(c)
Cost of sales	23	(g)	51
Licensing fees	21		—	(c)
Fee-for-Service expenses	10		—	(c)
Contact center	—	(c)	18
Resort services	—	(c)	8
Other segment items (h)	6		2
Reportable segment Adjusted EBITDA	$159		$68		$227
Elimination of intersegment expenses					2
Other Adjusted EBITDA, net of intersegment expenses					(27)
Adjusted EBITDA					$202

Three Months Ended March 31, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$202
Stock-based compensation	(14)
Legacy items	(1)
Depreciation and amortization	(30)
Interest income	1
Interest expense	(57)
Income before income taxes	101
Provision for income taxes	(28)
Net income attributable to Travel + Leisure Co. shareholders	$73

(a)Includes $91 million provision for loan losses, net.
(b)Represents revenue recognized at the Company's Corporate and other segment for managing an insurance program on behalf of homeowners associations.
(c)Expense category not regularly provided to the CODM for this segment.
(d)Excludes licensing fees which are reported within Marketing on the Condensed Consolidated Statements of Income, as it is separately disclosed.
(e)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income, excluding less than $1 million of inventory impairments which are not included in the determination of Adjusted EBITDA.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income, business insurance proceeds, and asset sales.

	Three Months Ended March 31, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$725	(a)	$190		$915
Intersegment revenues	—		3		3
	725		193		918
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(3)
Total consolidated revenues					$916

Less:
Property management expense	161		—	(c)
Marketing	89	(d)	11
Commissions	88		—	(c)
General and administrative (e)	58		25
Sales administration	48		—	(c)
Developer obligations (f)	40		—	(c)
Cost of sales	33	(g)	51
Consumer financing interest	33		—	(c)
Licensing fees	20		—	(c)
Fee-for-Service expenses	14		—	(c)
Contact center	—	(c)	21
Resort services	—	(c)	9
Other segment items (h)	6		1
Reportable segment Adjusted EBITDA	$135		$75		$210
Elimination of intersegment expenses					3
Other Adjusted EBITDA, net of intersegment expenses					(22)
Adjusted EBITDA					$191

Three Months Ended March 31, 2024
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$191
Stock-based compensation	(9)
Acquisition and divestiture related costs	(2)
Depreciation and amortization	(28)
Interest income	4
Interest expense	(64)
Income before income taxes	92
Provision for income taxes	(26)
Net income attributable to Travel + Leisure Co. shareholders	$66

(a)Includes $78 million provision for loan losses, net.
(b)Represents revenue recognized at the Company's Corporate and other segment for managing an insurance program on behalf of homeowners associations.
(c)Expense category not regularly provided to the CODM for this segment.
(d)Excludes licensing fees which are reported within Marketing on the Condensed Consolidated Statements of Income, as it is separately disclosed.
(e)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income, excluding less than $1 million of inventory impairments which are not included in the determination of Adjusted EBITDA.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income, business insurance proceeds, and asset sales.

	Three Months Ended
	March 31,
Capital Expenditures	2025	2024
Vacation Ownership	$12	$11
Travel and Membership	4	5
Total reportable segments	16	16
Corporate and other	5	1
Total Company	$21	$17

Segment Assets (a)	March 31, 2025	December 31, 2024
Vacation Ownership	$5,146	$5,112
Travel and Membership	1,333	1,325
Total reportable segments	6,479	6,437
Corporate and other	285	298
Total Company	$6,764	$6,735

(a)Excludes investment in consolidated subsidiaries.
19.    Restructuring
2024 Restructuring Plan
During the second half of 2024, the Company incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. The charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2024. As of December 31, 2024, this restructuring liability was $8 million. The 2024 restructuring liability was reduced by $5 million of cash payments during the three months ended March 31, 2025. The remaining 2024 restructuring liability of $3 million is expected to be paid by the end of 2026.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2024. As of December 31, 2024, the restructuring liability related to these plans was $15 million. This liability was reduced by $1 million of cash payments during the three months ended March 31, 2025. The remaining liability of $14 million, all of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2024	Costs Recognized	Cash Payments	March 31, 2025
Facility-related	$15	$—	$(1)	$14
Personnel-related	8	—	(5)	3
	$23	$—	$(6)	$17
20.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Former Parent
Pursuant to the Separation and Distribution Agreement with the Company’s former parent ABG (formerly Cendant Corporation), the Company entered into certain guarantee commitments with ABG and ABG’s former subsidiary, Anywhere Real Estate Inc. (formerly Realogy). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and ABG contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while ABG’s former subsidiary Anywhere Real Estate Inc. is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of

ABG’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. is effectively responsible for 25% of such matters subsequent to the separation. Since ABG’s separation, ABG has settled the majority of the lawsuits that were pending on the date of the separation.
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion on a legacy tax matter involving ABG related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. The OTA ruled in favor of the California Franchise Tax Board. During 2023, ABG filed a petition for rehearing. On April 10, 2024, ABG’s petition was denied, and the Company is currently awaiting final notice for the required payment, one-third of which is the responsibility of Wyndham Hotels.
As of March 31, 2025, the ABG separation and related liabilities were $25 million, comprised of $24 million for tax liabilities and $1 million for other contingent and corporate liabilities. As of December 31, 2024, the Company had $24 million of ABG separation and related liabilities, all of which were tax related. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2025. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
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
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £30 million ($39 million USD) at March 31, 2025. Travel + Leisure Co. is responsible for two-thirds of these guarantees.

The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at March 31, 2025, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was recorded in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2025.
21.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the three months ended March 31, 2025 and 2024.
22.    Subsequent Event
USD Bank Conduit Renewal
On April 17, 2025, the Company renewed its $600 million USD timeshare receivables conduit facility, extending the end of the commitment period from September 2025 to August 2027 and making certain other amendments, including to the advance rate. The facility bears interest based on a mix between the variable commercial paper rates plus a spread and the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, and recessionary pressures), terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
During the three months ended March 31, 2025, our business saw continued demand for leisure travel which resulted in higher Gross VOI sales and Adjusted EBITDA growth at our Vacation Ownership business, as compared to the prior year. While this business did experience a slight decrease in tours, this tour impact was more than offset by an increase in volume per guest (“VPGs”) which highlights consumers’ recognition of the value proposition of our products, particularly in times of inflation when the costs of other accommodation types are rising. Although consumer sentiment has progressively declined in the early months of 2025, our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales.
At our Travel and Membership business, the first three months of 2025 continued to reflect the impacts of industry consolidation, resulting in lower revenues, driven by lower member counts and an increasing mix of exchange members with club affiliations. While the number of exchange transactions decreased compared to the prior year due to exchange members with club affiliations having a lower transaction propensity, there was an overall improvement in exchange revenue per transaction due to price increases implemented at the end of 2024. Additionally, as a result of the cost-saving initiatives implemented during the prior year, we saw a sequential improvement in Adjusted EBITDA margin at this business. These margins may be impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members.

While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels.
We have seen an improvement in interest rates on our variable rate corporate borrowings which positively impacted our interest expense during the three months ended March 31, 2025, and despite volatility in the market we were able to close on our first term securitization of the year with comparable terms to our previous term transactions in 2024, demonstrating the strength of our business, even during times of market volatility.
While overall we have benefited from positive demand trends through the first quarter of the year, the sustained effects of inflationary pressures over time, high interest rates and risk of recession inherently result in uncertainty in business trends and consumer behavior. Recent tariff actions and other trade restrictions have increased this uncertainty.
Our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry and declines in or disruptions to the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of March 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts.
RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by the operating segments. Management uses Adjusted EBITDA to assess the performance of the reportable segments. We define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business. We exclude these costs as they do not reflect recurring operating expenses. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with generally accepted accounting principles in the United States (“GAAP”) measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2025 and 2024. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2025	2024	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$512	$490	4.5
Tours (in 000s) (c)	153	155	(0.8)
Volume per guest (d)	$3,212	$3,035	5.8
Travel and Membership
Transactions (in 000s) (e)
Exchange	240	275	(12.6)
Travel Club	175	170	2.9
Total transactions	415	445	(6.7)
Revenue per transaction(f)
Exchange	$353	$350	0.7
Travel Club	$257	$256	0.1
Total revenue per transaction	$312	$315	(0.7)
Average number of exchange members (in 000s) (g)	3,362	3,493	(3.8)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2025 and 2024 (in millions):

	2025	2024
Vacation ownership interest sales, net	$384	$369
Loan loss provision	91	78
Gross VOI sales, net of Fee-for-Service sales	475	447
Fee-for-Service sales (1)	37	43
Gross VOI sales	$512	$490

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $16 million and $18 million for the three months ended March 31, 2025 and 2024. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2025	2024	Favorable/(Unfavorable)
Net revenues	$934	$916	$18
Expenses	778	766	(12)
Operating income	156	150	6
Interest expense	57	64	7
Other (income), net	(1)	(2)	(1)
Interest (income)	(1)	(4)	(3)
Income before income taxes	101	92	9
Provision for income taxes	28	26	(2)
Net income attributable to Travel + Leisure Co. shareholders	$73	$66	$7
Net revenues increased $18 million for the three months ended March 31, 2025, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $4 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$32 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales resulting from an increase in VPG due to a higher owner upgrade transaction mix which generally produce higher VPGs, partially offset by a decrease in tours; and higher property management fees. This increase was partially offset by:
•$11 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of lower transactions.
Expenses increased $12 million for the three months ended March 31, 2025, compared with the same period last year. This increase in expenses was favorably impacted by foreign currency of $3 million. Excluding the foreign currency impacts, the increase in expenses was primarily the result of:
•$11 million increase in property management expenses due to higher resort operating costs and expenses; and a
•$10 million increase in general and administrative expenses driven by $5 million increase in stock-based compensation expense and $2 million of higher advertising expenses.
These increases were partially offset by a $10 million decrease in cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume.
Interest expense decreased $7 million for the three months ended March 31, 2025 compared with the same period last year primarily due to a decreased average outstanding debt balance and lower interest rates on variable corporate borrowings.
Our effective tax rates were 28.0% and 28.5% during the three months ended March 31, 2025 and 2024. The effective tax rate for the three months ended March 31, 2025, was primarily impacted by Pillar Two taxes offset by a decrease in state taxes. The effective tax rate for the three months ended March 31, 2024, was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $7 million for the three months ended March 31, 2025 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2025	2024
Vacation Ownership	$755	$725
Travel and Membership	180	193
Total reportable segments	935	918
Corporate and other (a)	(1)	(2)
Total Company	$934	$916

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$73	$66
Interest expense	57	64
Interest (income)	(1)	(4)
Provision for income taxes	28	26
Depreciation and amortization	30	28
Stock-based compensation	14	9
Legacy items	1	—
Acquisition and divestiture related costs	—	2
Adjusted EBITDA	$202	$191

	Three Months Ended
	March 31,
Adjusted EBITDA	2025	2024
Vacation Ownership	$159	$135
Travel and Membership	68	75
Total reportable segments	227	210
Corporate and other (a)	(25)	(19)
Total Company	$202	$191

(a)Includes the elimination of transactions between segments.
Vacation Ownership
Net revenues increased $30 million and Adjusted EBITDA increased $24 million for the three months ended March 31, 2025, compared with the same period of 2024. The net revenue increase was unfavorably impacted by foreign currency of $2 million. Adjusted EBITDA was not materially impacted by foreign currency.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$30 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 5.8% increase in VPG due to a higher owner upgrade transaction mix (68% in the current period compared to 64% in the same period of 2024) which generally produce higher VPGs, partially offset by a 0.8% decrease in tours;
•$12 million increase in property management revenues primarily due to higher management fees; and a
•$4 million increase in other revenues due to higher VOI travel package and incentive revenues.
These increases were partially offset by a $13 million increase in our provision for loan losses primarily due to a higher provision rate associated with increased defaults and increased Gross VOI sales, net of Fee-for-Service sales.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$11 million increase in property management expenses due to higher resort operating costs and expenses;
•$6 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales; and

•$4 million increase in marketing costs in support of increased sales volume.
These increases were partially offset by:
•$10 million decrease in cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume; and
•$3 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $13 million and Adjusted EBITDA decreased $7 million during the three months ended March 31, 2025, compared with the same period of 2024. The net revenues decrease was unfavorably impacted by foreign currency of $2 million and Adjusted EBITDA was not materially impacted by foreign currency.
The decrease in net revenues, excluding foreign currency impacts, was primarily driven by a $9 million decrease in transaction revenue due to lower transactions; and a $2 million decrease in subscription revenues. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by $5 million of employee related cost savings mostly due to the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations including $3 million of other operating expenses, $1 million of marketing, and $1 million of general and administrative expenses.
Corporate and other
For the three months ended March 31, 2025 compared to the same period of 2024, Corporate and other net revenue increased $1 million and Adjusted EBITDA decreased $6 million. The adjusted EBITDA decrease was due to a $6 million increase in general and administrative expenses driven by higher legal fees and advertising expenses.
RESTRUCTURING PLANS
2024 Restructuring Plan
During the second half of 2024, we incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. As of December 31, 2024, this restructuring liability was $8 million. The 2024 restructuring liability was reduced by $5 million of cash payments during the three months ended March 31, 2025. The remaining 2024 restructuring liability of $3 million is expected to be paid by the end of 2026.
Prior Restructuring Plans
We also have plans that were implemented prior to 2024, for which we made $1 million of cash payments during the three months ended March 31, 2025. See Note 19—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.
FINANCIAL CONDITION

(In millions)	March 31, 2025	December 31, 2024	Change
Total assets	$6,764	$6,735	$29
Total liabilities	$7,667	$7,615	$52
Total (deficit)	$(903)	$(880)	$(23)
Total assets increased by $29 million from December 31, 2024 to March 31, 2025, primarily due to:
•$39 million increase in Prepaid expenses driven by a $34 million increase in prepaid maintenance due to timing of contract renewals;
•$21 million increase in Cash and cash equivalents driven by $121 million of net cash provided by operating activities, and $52 million of net proceeds on non-recourse debt, partially offset by $70 million of share repurchases, $41 million of dividend payments, and $21 million of property and equipment additions; and a

•$16 million increase in Trade receivables, net, driven by increases of $14 million in developer and other receivables, and $5 million related to interest receivables.
These increases were partially offset by a $39 million decrease in Vacation ownership contract receivables, net driven by $292 million of principal collections and net provision for loan losses of $91 million, partially offset by $344 million of VOI originations.
Total liabilities increased by $52 million from December 31, 2024 to March 31, 2025, primarily due to:
•$51 million increase in Non-recourse vacation ownership debt, primarily due to net proceeds;
•$29 million increase in Deferred income driven by an increase of $18 million related to co-branded credit card programs and a $5 million increase in deferred subscription revenues; and
•$22 million increase in Deferred income taxes primarily driven by installment sales.
These increases were partially offset by a $66 million decrease in Accrued expenses and other liabilities due to a $52 million decrease in payroll related liabilities driven by the payment of prior year incentives and accrued salaries, and $6 million of restructuring liability payments.
Total deficit increased $23 million from December 31, 2024 to March 31, 2025, primarily due to $70 million of share repurchases and $40 million of dividends, partially offset by $73 million of Net income attributable to Travel + Leisure Co. shareholders and $12 million of favorable currency translation adjustments driven by fluctuations in exchange rates, primarily the British pound sterling, the Euro, and the Australian dollar.
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
Cash and Cash Equivalents
As of March 31, 2025, we had $188 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in October 2026 and had $785 million of available capacity as of March 31, 2025.
The revolving credit facility and term loan B facility are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of no less than 2.50 to 1.0 as of the measurement date and a maximum first lien leverage ratio not to exceed 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. Our first lien leverage ratio determines the interest rate spread on revolver borrowings and fees associated with letters of credit, which subjects them to fluctuation.
As of March 31, 2025, our interest coverage ratio was 4.48 to 1.0 and our first lien leverage ratio was 3.31 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2025, we were in compliance with the financial covenants described above.
Secured Notes and Term Loan B facility
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2024 we amended the credit agreement governing our revolving credit facility and term loan B facilities (“Sixth Amendment”). The Sixth Amendment repriced and replaced the $593 million outstanding balance on the 2023 Incremental Term Loan B facility and refinanced the $282 million outstanding balance on the 2018 Term Loan B facility which was due May 2025. This amendment accomplished the dual benefit of extending the maturity of our 2018 Term Loan B facility and providing future interest savings. The resulting new $875 million 2024 Term Loan B facility matures on December 14, 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. As of March 31, 2025, we had $3.25 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2025 to 2030.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On December 20, 2024, we renewed our AUD/NZD bank conduit facility, extending its term through December 2026. Subsequent to the end of the first quarter of 2025 we renewed our USD bank conduit facility, extending its term through August 2027. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, amounting to a combined capacity of $739 million ($444 million available as of March 31, 2025), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million during the first quarter of 2025. During the full year of 2024, we closed on $1.05 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2025, all of our securitized loan pools were in compliance with applicable contractual triggers.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.
For additional details regarding our credit facilities, term loan B facility, and non-recourse debt see Note 9—Debt to the Condensed Consolidated Financial Statements.
Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of March 31, 2025 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	4/1/25 - 3/31/26	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	4/1/29 - 3/31/30	Thereafter	Total
Debt (a)	$368	$879	$412	$10	$1,824	$—	$3,493
Non-recourse debt (b)	264	376	215	219	223	903	2,200
Interest on debt (c)	323	251	189	176	135	26	1,100
Purchase commitments (d)	257	328	167	76	10	94	932
Operating leases	25	19	17	15	10	13	99
Total (e)	$1,237	$1,853	$1,000	$496	$2,202	$1,036	$7,824

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.

(d)Includes $499 million for marketing related activities, $260 million related to the development of vacation ownership properties, and $129 million for information technology activities.
(e)Excludes a $31 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
In addition to the amounts shown in the table above and in connection with our separation from our former parent, ABG, formerly Cendant Corporation, we entered into certain guarantee commitments with ABG (pursuant to our assumption of certain liabilities and our obligation to indemnify ABG, Anywhere Real Estate Inc. (formerly Realogy), and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with ABG and Anywhere Real Estate Inc. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 20—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements.
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $538 million outstanding as of March 31, 2025. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of March 31, 2025, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.
CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Three Months Ended March 31,
Cash provided by/(used in)	2025	2024	Change
Operating activities:	$121	$47	$74
Investing activities:	(22)	(57)	35
Financing activities:	(63)	203	(266)
Effects of changes in exchange rates on cash and cash equivalents	2	(4)	6
Net change in cash, cash equivalents and restricted cash	$38	$189	$(151)
Operating Activities
Net cash provided by operating activities increased $74 million for the three months ended March 31, 2025 compared to the prior year. This increase was primarily attributable to a $7 million increase in Net income attributable to Travel + Leisure Co.; a $20 million increase in non-cash addbacks; and a $47 million decrease in cash utilized for working capital driven by $51 million of higher collections on VOCRs and an $18 million increase in deferred income driven by our co-branded credit card programs; partially offset by $34 million of higher employee incentive payments.
Investing Activities
Net cash used in investing activities from continuing operations decreased $35 million during the three months ended March 31, 2025 compared to the prior year. This decrease is primarily due to $40 million paid for the acquisition of Accor Vacation Club during 2024.
Financing Activities
Net cash used in financing activities was $63 million during the three months ended March 31, 2025 compared to Net cash provided by financing activities of $203 million in the prior year. This variance was primarily due to a $274 million decrease in net proceeds from corporate debt and a $45 million increase in share repurchases, partially offset by a $60 million increase in net proceeds from non-recourse debt.

Capital Deployment
We focus on deploying capital for the highest possible returns. Ultimately, our business objective is to grow our business while optimizing cash flow and Adjusted EBITDA. We intend to continue to invest in select capital and technological improvements across our business. We also regularly consider a wide array of potential acquisitions and other strategic transactions, including acquisitions of businesses and real property, joint ventures, business combinations, strategic investments, and dispositions. Any of these transactions could be material to our business. As part of this strategy, we have made, and expect to continue to make, proposals and enter into non-binding letters of intent, allowing us to conduct due diligence on a confidential basis. A potential transaction contemplated by a letter of intent may never reach the point where we enter into a definitive agreement, nor can we predict the timing of such a potential transaction. Finally, we intend to continue to return value to shareholders through the repurchase of common stock and payment of dividends. All future declarations of quarterly cash dividends and increases to the capacity of our share repurchase program are subject to review and approval by the Board of Directors (“Board”).
During the three months ended March 31, 2025, we spent $22 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2025 with anticipated full year spending between $150 million and $180 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.
During the three months ended March 31, 2025, we spent $21 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2025, we anticipate spending between $120 million and $130 million on capital expenditures, primarily for continuation of information technology digital and new club initiatives, sales center facility and related system enhancements, resort improvements, and a new corporate office.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of March 31, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $89 million since the inception of this program. We had $373 million of remaining availability in our program as of March 31, 2025.
Under our current share repurchase program, we repurchased 1.3 million shares at an average price of $52.27 for a cost of $70 million during the three months ended March 31, 2025. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.56 per share during the first quarter of 2025 and $0.50 per share during the first quarter of 2024. The aggregate dividends paid to shareholders were $41 million and $38 million during the three months ended March 31, 2025 and 2024. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.

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
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 20—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., and matters related to the vacation rentals businesses.
CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual Report on Form 10-K filed with the SEC on February 19, 2025, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to these critical accounting estimates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2025 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2025 compared to 2024.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and a $5 million increase or decrease in annual debt interest expense during the three months ended March 31, 2025. A hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and a $6 million increase or decrease in annual debt interest expense during the three months ended March 31, 2024. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million during both the three months ended March 31, 2025 and 2024, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2025, was $295 million in non-recourse debt and $1.07 billion in corporate debt. A 100 basis point change in the underlying interest rates would result in a $3 million increase or decrease in annual consumer financing interest expense and a $11 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at March 31, 2024, was $233 million in non-recourse debt and $1.16 billion in corporate debt. A 100 basis point change in the underlying interest rates would result in a $2 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 15—Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business and Note 20—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements for a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels & Resorts, Inc., and matters related to the vacation rentals businesses.
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2025, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
January 2025 (January 1-31)	469,770	$52.35	469,770	$417,668,264
February 2025 (February 1-28)	385,926	$55.90	385,926	$396,946,905
March 2025 (March 1-31)	483,614	$49.30	483,614	$373,104,385
Total (b)	1,339,310	$52.27	1,339,310	$373,104,385
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
(b)Includes 24,321 shares purchased for which the trade date occurred in March 2025 while settlement occurred in April 2025.
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
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) None.
(b) None.
(c) None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Travel + Leisure Co. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 20, 2024).
3.2	Fourth Amended and Restated Bylaws of Travel + Leisure Co., effective as of November 8, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2023).
10.1†*	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors.
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: April 23, 2025	By:	/s/ Michael A. Hug
Michael A. Hug
Chief Financial Officer

Date: April 23, 2025	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer