Form 10-Q
period 2025-06-30
Travel & Leisure Co.
filed 2025-07-23
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
64,920,377 shares of common stock outstanding as of June 30, 2025.

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2025, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
July 23, 2025

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues
Vacation ownership interest sales	$474	$441	$858	$810
Service and membership fees	407	413	823	832
Consumer financing	112	111	224	221
Other	25	20	46	37
Net revenues	1,018	985	1,951	1,900
Expenses
Operating	457	442	902	880
Marketing	152	144	276	265
General and administrative	116	128	236	239
Consumer financing interest	34	33	68	66
Depreciation and amortization	31	28	61	56
Cost of vacation ownership interests	21	21	45	55
Asset impairments, net	1	—	1	—
Total expenses	812	796	1,589	1,561
Operating income	206	189	362	339
Interest expense	57	63	115	127
Other (income), net	(1)	(4)	(2)	(5)
Interest (income)	(2)	(3)	(4)	(8)
Income before income taxes	152	133	253	225
Provision for income taxes	44	36	72	62
Net income from continuing operations	108	97	181	163
Gain on disposal of discontinued business, net of income taxes	—	32	—	32
Net income attributable to Travel + Leisure Co. shareholders	$108	$129	$181	$195

Basic earnings per share
Continuing operations	$1.63	$1.36	$2.71	$2.29
Discontinued operations	—	0.46	—	0.45
	$1.63	$1.82	$2.71	$2.74

Diluted earnings per share
Continuing operations	$1.62	$1.36	$2.68	$2.28
Discontinued operations	—	0.45	—	0.45
	$1.62	$1.81	$2.68	$2.73

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$108	$129	$181	$195

Foreign currency translation adjustments, net of tax	34	3	46	(12)
Other comprehensive income/(loss), net of tax	34	3	46	(12)
Comprehensive income attributable to Travel + Leisure Co. shareholders	$142	$132	$227	$183
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$212	$167
Restricted cash (VIE - $84 as of 2025 and $92 as of 2024)	175	162
Trade receivables, net	175	155
Vacation ownership contract receivables, net (VIE - $2,105 as of 2025 and $2,293 as of 2024)	2,568	2,619
Inventory	1,252	1,227
Prepaid expenses	244	214
Property and equipment, net	592	591
Goodwill	972	966
Other intangibles, net	208	209
Other assets	411	425
Total assets	$6,809	$6,735
Liabilities and (deficit)
Accounts payable	$69	$67
Accrued expenses and other liabilities	778	778
Deferred income	483	457
Non-recourse vacation ownership debt (VIE)	1,959	2,123
Debt	3,628	3,468
Deferred income taxes	745	722
Total liabilities	7,662	7,615
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 225,320,707 issued as of 2025 and 224,599,556 as of 2024	3	2
Treasury stock, at cost – 160,313,284 shares as of 2025 and 157,476,502 shares as of 2024	(7,574)	(7,433)
Additional paid-in capital	4,348	4,328
Retained earnings	2,437	2,334
Accumulated other comprehensive loss	(66)	(112)
Total stockholders’ (deficit)	(852)	(881)
Noncontrolling interest	(1)	1
Total (deficit)	(853)	(880)
Total liabilities and (deficit)	$6,809	$6,735
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$181	$195
Gain on disposal of discontinued business, net of income taxes	—	(32)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	219	191
Depreciation and amortization	61	56
Stock-based compensation	26	20
Deferred income taxes	23	24
Non-cash interest	12	12
Non-cash lease expense	7	6
Asset impairments	1	—
Other, net	(2)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(14)	13
Vacation ownership contract receivables	(161)	(235)
Inventory	(16)	(2)
Prepaid expenses	(27)	(24)
Other assets	18	4
Accounts payable, accrued expenses, and other liabilities	5	(14)
Deferred income	20	8
Net cash provided by operating activities	353	221
Investing activities
Property and equipment additions	(58)	(38)
Proceeds from the sale of investments	15	—
Purchase of investments	(4)	—
Acquisitions, net of cash acquired	(1)	(44)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(48)	(81)
Financing activities
Proceeds from non-recourse vacation ownership debt	644	657
Principal payments on non-recourse vacation ownership debt	(816)	(728)
Proceeds from debt	1,253	949
Principal payments on debt	(1,095)	(650)
Repayment of notes and term loans	(4)	(304)
Repurchase of common stock	(140)	(94)
Dividends paid to shareholders	(78)	(73)
Net share settlement of incentive equity awards	(13)	(9)
Debt issuance/modification costs	(12)	(7)
Payment of deferred acquisition consideration	—	(9)
Proceeds from issuance of common stock	7	7
Other, net	(1)	—
Net cash used in financing activities	(255)	(261)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	8	(5)
Net change in cash, cash equivalents and restricted cash	58	(126)
Cash, cash equivalents and restricted cash, beginning of period	329	458
Cash, cash equivalents and restricted cash, end of period	387	332
Less: Restricted cash	175	166
Cash and cash equivalents	$212	$166
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)
Net income	—	—	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU/PSU vesting	0.6	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Change in stock-based compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(1.3)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(40)	—	—	(40)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2025	66.4	3	(7,504)	4,331	2,367	(100)	—	(903)
Net income	—	—	—	—	108	—	—	108
Other comprehensive income	—	—	—	—	—	34	—	34
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.5)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	65.0	$3	$(7,574)	$4,348	$2,437	$(66)	$(1)	$(853)
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
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. In May 2025, the FASB issued guidance to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Previously, the accounting acquirer in such transactions was always the primary beneficiary. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
Business Combinations—Joint Venture Formations. In August 2023, the FASB issued guidance to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The guidance was issued in an effort to reduce diversity in practice and requires a joint venture to initially measure its assets and liabilities at fair value on the formation date. This guidance became effective prospectively for all joint ventures within the scope of the standard that were formed on or after January 1, 2025. Existing joint ventures have the option to apply the guidance retrospectively. The adoption of this guidance did not have a significant impact on the Company’s financial statements and related disclosures.
Segment Reporting. In November 2023, the FASB issued guidance to enhance segment disclosures by requiring incremental segment information on an annual and interim basis for all public entities. Among other provisions, this guidance requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. This guidance became effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance only affected disclosures within Note 19—Segment Information. Previously reported segment disclosures have been recast to reflect the new presentation under this guidance.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Management fee revenues	$114	$113	$228	$227
Reimbursable revenues	103	97	212	194
Property management fees and reimbursable revenues	$217	$210	$440	$421
One of the associations that the Company manages paid the Travel and Membership segment $9 million for exchange services during both the three months ended June 30, 2025 and 2024, and $18 million and $17 million during the six months ended June 30, 2025 and 2024.
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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	June 30, 2025	December 31, 2024
Deferred subscription revenue	$155	$151
Deferred VOI trial package revenue	141	142
Deferred VOI incentive revenue	85	86
Deferred exchange-related revenue (a)	61	58
Deferred co-branded credit card programs revenue	38	21
Deferred other revenue	4	1
Total	$484	$459

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of June 30, 2025 and December 31, 2024, there were $1 million and $2 million of these contractual liabilities included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In the Company’s Vacation Ownership segment, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within three years of purchase, but may extend longer for certain programs. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of the VOI sale, but may extend longer for certain programs.
Within the Company’s Travel and Membership segment, deferred subscription revenue represents billings and payments received in advance from members and affiliated clubs for memberships in the Company’s travel programs which are recognized in future periods. Deferred exchange-related revenue primarily represents payments received in advance from members to book vacation exchanges which are recognized upon the future confirmed transaction. Deferred revenue also includes other leisure-related service and product revenues which are recognized as customers utilize the associated benefits.
Deferred co-branded credit card programs revenue represents the advance payments received under these programs for the Vacation Ownership and Travel and Membership segments, which are recognized as the brand performance service obligations are satisfied.
Changes in contract liabilities for the periods presented were as follows (in millions):

	Six Months Ended
	June 30,
	2025	2024
Beginning balance	$459	$444
Additions	192	173
Revenue recognized	(167)	(163)
Ending balance	$484	$454
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of June 30, 2025 and December 31, 2024, these capitalized costs were $48 million and $49 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2025, the capitalized costs were $15 million, of which $10 million was included in Prepaid expenses and $5 million was included in Other assets on the

Condensed Consolidated Balance Sheets. As of December 31, 2024, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2025 - 6/30/2026	7/1/2026 - 6/30/2027	7/1/2027 - 6/30/2028	Thereafter	Total
Subscription revenue	$87	$35	$15	$18	$155
VOI trial package revenue	132	3	3	3	141
VOI incentive revenue	85	—	—	—	85
Exchange-related revenue	58	2	—	1	61
Co-branded credit card programs revenue	4	4	4	26	38
Other revenue	4	—	—	—	4
Total	$370	$44	$22	$48	$484

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Vacation Ownership
Vacation ownership interest sales	$474	$441	$858	$810
Property management fees and reimbursable revenues	217	210	440	421
Consumer financing	112	111	224	221
Fee-for-Service commissions	26	27	42	45
Ancillary revenues	24	18	45	36
Total Vacation Ownership	853	807	1,609	1,533

Travel and Membership
Transaction revenues	117	126	246	266
Subscription revenues	43	44	86	90
Ancillary revenues	6	7	13	14
Total Travel and Membership	166	177	345	370

Corporate and other
Ancillary revenues	1	1	1	1
Eliminations	(2)	—	(4)	(4)
Total Corporate and other	(1)	1	(3)	(3)

Net revenues	$1,018	$985	$1,951	$1,900

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income from continuing operations attributable to Travel + Leisure Co. Shareholders	$108	$97	$181	$163
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	32	—	32
Net income attributable to Travel + Leisure Co. shareholders	$108	$129	$181	$195

Basic earnings per share (a)
Continuing operations	$1.63	$1.36	$2.71	$2.29
Discontinued operations	—	0.46	—	0.45
	$1.63	$1.82	$2.71	$2.74

Diluted earnings per share (a)
Continuing operations	$1.62	$1.36	$2.68	$2.28
Discontinued operations	—	0.45	—	0.45
	$1.62	$1.81	$2.68	$2.73

Basic weighted average shares outstanding	66.1	70.8	66.6	71.2
RSUs,(b) PSUs (c) and NQs (d)	0.4	0.2	0.7	0.3
Diluted weighted average shares outstanding (e)	66.5	71.0	67.3	71.5

Dividends:
Aggregate dividends paid to shareholders (f)	$37	$35	$78	$73

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.5 million and 0.4 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2025 and 0.8 million of RSUs that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2024. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.8 million for both the three and six months ended June 30, 2025 and 0.9 million of PSUs for both the three and six months ended June 30, 2024, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2025 and 0.9 million and 1.4 million of outstanding NQs that would have been anti-dilutive to EPS for the three and six months ended June 30, 2024. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.56 and $1.12 per share during the three and six months ended June 30, 2025 and $0.50 and $1.00 per share during the three and six months ended June 30, 2024.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2024	133.0	$6,646
Repurchases	2.8	140
As of June 30, 2025	135.8	$6,786
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of June 30, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $89 million since the inception of this program. As of June 30, 2025, the Company had $303 million of remaining availability in its program.
The Company incurred $1 million of excise tax related to share repurchases during both the six months ended June 30, 2025 and 2024, included within Treasury stock on the Condensed Consolidated Balance Sheets.
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
This transaction was accounted for as a business acquisition for which the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $23 million of definite-lived intangible assets with a weighted average life of 20 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $6 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. This business is included within the Vacation Ownership segment. The Company completed the purchase accounting for this transaction in 2024.
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business. In connection with this sale, during the three and six months ended June 30, 2024, the Company recognized a $32 million Gain on disposal of discontinued business, net of income taxes. This gain resulted from the expiration of certain guarantees made in connection with the sales agreement. See Note 21—Transactions with Former Parent and Former Subsidiaries for additional details.

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Vacation ownership contract receivables:
Securitized (a)	$2,105	$2,293
Non-securitized (b)	1,067	940
Vacation ownership contract receivables, gross	3,172	3,233
Less: allowance for loan losses	604	614
Vacation ownership contract receivables, net	$2,568	$2,619

(a)Excludes $16 million and $19 million of accrued interest on VOCRs as of June 30, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both June 30, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2025, the Company’s securitized VOCRs generated interest income of $82 million and $166 million. During the three and six months ended June 30, 2024, the Company’s securitized VOCRs generated interest income of $79 million and $159 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the six months ended June 30, 2025 and 2024, the Company had net VOCR originations of $732 million and $728 million, and received principal collections of $571 million and $493 million. The weighted average interest rate on outstanding VOCRs was 14.7% as of both June 30, 2025 and December 31, 2024.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Six Months Ended
	June 30,
	2025	2024
Allowance for loan losses, beginning balance	$614	$574
Provision for loan losses, net (a)	219	191
Contract receivables write-offs, net	(229)	(191)
Allowance for loan losses, ending balance	$604	$574

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,909	$689	$140	$83	$202	$3,023
31 - 60 days	22	21	11	3	4	61
61 - 90 days	18	17	9	2	4	50
91 - 120 days	12	12	8	2	4	38
Total	$1,961	$739	$168	$90	$214	$3,172

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,935	$711	$136	$87	$193	$3,062
31 - 60 days	23	26	13	3	7	72
61 - 90 days	15	18	10	1	5	49
91 - 120 days	15	16	12	1	6	50
Total	$1,988	$771	$171	$92	$211	$3,233
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
The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$535	$112	$2	$20	$83	$752
2024	592	240	46	27	66	971
2023	324	144	42	13	27	550
2022	202	98	32	8	10	350
2021	91	44	16	2	6	159
Prior	217	101	30	20	22	390
Total	$1,961	$739	$168	$90	$214	$3,172

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$918	$279	$29	$38	$123	$1,387
2023	425	187	49	16	40	717
2022	255	120	36	9	11	431
2021	111	55	20	3	7	196
2020	56	25	7	3	7	98
Prior	223	105	30	23	23	404
Total	$1,988	$771	$171	$92	$211	$3,233

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Six Months Ended
June 30, 2025
2025	$1
2024	118
2023	62
2022	26
2021	10
Prior	16
Total	$233
8.    Inventory
Inventory consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Completed VOI inventory	$996	$970
Estimated VOI recoveries	213	214
Land held for VOI development	29	29
VOI construction in process	12	10
Vacation exchange credits and other	2	4
Total inventory	$1,252	$1,227
As VOI inventory is completed it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $8 million and $56 million during the six months ended June 30, 2025 and 2024.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2024	$7
Purchases	65
Payments	(67)
June 30, 2025	$5

December 31, 2023	$8
Purchases	54
Payments	(57)
June 30, 2024	$5

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Capitalized software	$828	$794
Building and leasehold improvements (a)	630	625
Furniture, fixtures and equipment	144	144
Finance leases	52	50
Land	28	28
Construction in progress	33	21
Total property and equipment	1,715	1,662
Less: accumulated depreciation and amortization	1,123	1,071
Property and equipment, net	$592	$591

(a)Includes $181 million and $192 million of unregistered VOI inventory as of June 30, 2025 and December 31, 2024.
10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,576	$1,746
USD bank conduit facility (due August 2027) (c)	269	278
AUD/NZD bank conduit facility (due December 2026) (d)	114	99
Total	$1,959	$2,123

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$361	$196
$875 million 2024 secured term loan B (due December 2029) (g)	857	860
$350 million 6.60% secured notes (due October 2025) (h)	350	349
$650 million 6.625% secured notes (due July 2026)	648	648
$400 million 6.00% secured notes (due April 2027) (i)	402	403
$650 million 4.50% secured notes (due December 2029)	645	644
$350 million 4.625% secured notes (due March 2030)	348	347
Finance leases	17	21
Total	$3,628	$3,468

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.21 billion and $2.41 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2025 and December 31, 2024.
(b)The carrying amounts of the term notes are net of deferred financing costs of $21 million and $23 million as of June 30, 2025 and December 31, 2024.
(c)The Company has a borrowing capacity of $600 million under the USD bank conduit facility through August 2027. Borrowings under this facility are required to be repaid as the collateralized receivables amortize but no later than September 2028.
(d)The Company has a borrowing capacity of 200 million Australian dollars (“AUD”) and 25 million New Zealand dollars (“NZD”) under the AUD/NZD bank conduit facility through December 2026. Borrowings under this facility are required to be repaid no later than January 2029.
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $13 million and $15 million as of June 30, 2025 and December 31, 2024, and net of unamortized debt financing costs of $11 million and $12 million as of June 30, 2025 and December 31, 2024.
(f)The weighted average effective interest rate on facility borrowings was 6.56% and 7.52% as of June 30, 2025 and December 31, 2024.
(g)The weighted average effective interest rate on facility borrowings was 6.90% and 7.04% as of June 30, 2025 and December 31, 2024.
(h)Includes less than $1 million and $1 million of unamortized losses from the settlement of a derivative as of June 30, 2025 and December 31, 2024.
(i)Includes $3 million and $4 million of unamortized gains from the settlement of a derivative as of June 30, 2025 and December 31, 2024.

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
$1.0 Billion Revolving Credit Facility
On June 25, 2025, the Company entered into the seventh amendment to the agreement governing its $1.0 billion revolving credit and term loan B facilities (“Seventh Amendment”). This amendment refinanced and extended the maturity of the revolving credit facility from October 2026 to June 2030, and among other things:
•Provides that borrowings under the revolving credit facility bear interest at a per annum rate equal to Term SOFR (or in the case of revolving borrowings in other currencies, the applicable interest benchmark for such currency) plus a spread ranging from 1.50% to 2.00%, depending on the Company’s first lien leverage ratio (and with a customary ability to borrow loans bearing interest at a “base rate,” other than Term SOFR, plus a spread from 0.50% to 1.00%), representing an overall reduction in the spread of 25 basis points at all pricing levels.
•Eliminated the “credit spread adjustment” applicable to revolving credit loans, representing a reduction of 11.45 to 71.51 basis points depending on tenor, and reduced the Term SOFR floor applicable to revolving credit loans from 0.50% to 0.00%.
•Reduced the commitment fee for the unused portion of the revolving credit facility. This fee is based on the first-lien leverage ratio and ranges from 0.20% to 0.25% (previously 0.25% to 0.35%) per annum of the unused balance.
•Reduced the minimum interest coverage ratio to 2.00 to 1.00 (previously 2.50 to 1.00).
The Seventh Amendment also provides for other updates and modifications to credit agreement provisions, including modifying certain covenant restrictions to provide increased flexibility to the Company. The interest rate per annum applicable to borrowings under the 2024 Term Loan B facility remains unchanged.
Maturities and Capacity
The Company’s outstanding indebtedness as of June 30, 2025, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$224	$367	$591
Between 1 and 2 years	205	1,065	1,270
Between 2 and 3 years	413	12	425
Between 3 and 4 years	191	9	200
Between 4 and 5 years	191	2,175	2,366
Thereafter	735	—	735
	$1,959	$3,628	$5,587
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of June 30, 2025, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$747	$1,000
Less: outstanding borrowings	383	361
Less: letters of credit	—	43
Available capacity	$364	$596

(a)Consists of the Company’s USD bank conduit facility and AUD/NZD bank conduit facility. The capacities of these facilities are subject to the Company’s ability to provide additional assets to collateralize additional non-recourse borrowings.
(b)Consists of the Company’s $1.0 billion secured revolving credit facility.
Debt Covenants
The revolving credit facility and term loan B facilities are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio of 2.00 to 1.0 as of the measurement date and a maximum first lien leverage ratio of 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date.
As of June 30, 2025, the Company’s interest coverage ratio was 4.57 to 1.0 and the first lien leverage ratio was 3.44 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2025, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2025, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $57 million and $115 million during the three and six months ended June 30, 2025, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $115 million for the six months ended June 30, 2025.
The Company incurred interest expense of $63 million and $127 million during the three and six months ended June 30, 2024, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of capitalized interest of less than $1 million during the three months ended June 30, 2024 and $1 million during the six months ended June 30, 2024. Cash paid related to such interest was $130 million for the six months ended June 30, 2024.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $34 million and $68 million during the three and six months ended June 30, 2025, and $33 million and $66 million during the three and six months ended June 30, 2024. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $56 million and $55 million for the six months ended June 30, 2025 and 2024.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2025	December 31, 2024
Securitized contract receivables, gross (a)	$2,105	$2,293
Securitized restricted cash (b)	84	92
Interest receivables on securitized contract receivables (c)	16	19
Other assets (d)	8	8
Total SPE assets	2,213	2,412
Non-recourse term notes (e) (f)	1,576	1,746
Non-recourse conduit facilities (e)	383	377
Other liabilities (g)	2	3
Total SPE liabilities	1,961	2,126
SPE assets in excess of SPE liabilities	$252	$286

(a)Included in Vacation ownership contract receivables, net on the Condensed Consolidated Balance Sheets.
(b)Included in Restricted cash on the Condensed Consolidated Balance Sheets.
(c)Included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(d)Primarily includes deferred financing costs for the bank conduit facilities and a security investment asset, which are included in Other assets on the Condensed Consolidated Balance Sheets.
(e)Included in Non-recourse vacation ownership debt on the Condensed Consolidated Balance Sheets.
(f)Includes deferred financing costs of $21 million and $23 million as of June 30, 2025 and December 31, 2024, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.07 billion and $940 million as of June 30, 2025 and December 31, 2024.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2025	December 31, 2024
SPE assets in excess of SPE liabilities	$252	$286
Non-securitized contract receivables	1,067	940
Less: allowance for loan losses	604	614
Total, net	$715	$612
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
As of June 30, 2025, the Company had foreign exchange contracts resulting in $1 million of assets which are included within Other assets and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both June 30, 2025 and 2024.
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
The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,568	$2,867	$2,619	$2,900
Liabilities
Debt (Level 2)	$5,587	$5,570	$5,591	$5,537
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
13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of June 30, 2025, the Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2025 and 2024, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and six months ended June 30, 2025 or 2024.
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
The Company’s effective tax rate was 28.9% and 27.4% for the three months ended June 30, 2025 and 2024; and 28.5% and 27.9% for the six months ended June 30, 2025 and 2024. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by an increase in unrecognized tax benefits. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by an increase in foreign taxes and an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by Pillar Two taxes and an increase in unrecognized tax benefits offset by a decrease in state taxes. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
The Company made income tax payments, net of tax refunds, of $57 million and $47 million during the six months ended June 30, 2025 and 2024.
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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$5	$5	$10	$10

Short-term lease cost	$3	$4	$7	$7

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$5	$5
Interest on lease liabilities	—	—	1	1
Total finance lease cost	$3	$3	$6	$6
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$52	$47
Operating lease liabilities	Accrued expenses and other liabilities	$82	$79

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$18	$21
Finance lease liabilities	Debt	$17	$21

Weighted average remaining lease term:
Operating leases		5.4 years	4.9 years
Finance leases		2.4 years	2.6 years
Weighted average discount rate:
Operating leases (b)		6.2%	6.2%
Finance leases		6.5%	6.5%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15	$15
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$6	$5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13	$9
Finance leases	$3	$5

The table below presents maturities of lease liabilities as of June 30, 2025 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2025	$13	$5
2026	20	7
2027	19	5
2028	16	2
2029	13	—
Thereafter	18	—
Total minimum lease payments	99	19
Amount of lease payments representing interest	(17)	(2)
Present value of future minimum lease payments	$82	$17
The Company has entered into a lease agreement for the relocation of its corporate headquarters that has not yet commenced, and is therefore not reflected in the Company’s financial statements as of June 30, 2025. The lease term is for 15 years with two 5-year renewal options and will be included in the Company’s financials beginning in the third quarter of 2025, when the Company takes possession of the building. The estimated average annual lease payments under this agreement are $7 million.
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $3 million and $4 million as of June 30, 2025 and December 31, 2024. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2025, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $23 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels &

Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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
17.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	46	—	46
Balance, June 30, 2025	$(164)	$1	$(163)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, June 30, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	46	—	46
Balance, June 30, 2025	$(67)	$1	$(66)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive loss	(13)	—	(13)
Balance, June 30, 2024	$(183)	$1	$(182)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive income	1	—	1
Balance, June 30, 2024	$100	$—	$100

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive loss	(12)	—	(12)
Balance, June 30, 2024	$(83)	$1	$(82)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the six months ended June 30, 2025 or 2024.
18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2025, based on the number of awards granted at target performance levels, 9.4 million shares remained available.
Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2025, the Company granted incentive equity awards to key employees and senior officers of $38 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the six months ended June 30, 2024, the Company granted incentive equity awards to key employees and senior officers of $33 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the six months ended June 30, 2025, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2024	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, June 30, 2025
RSUs
Number of RSUs	1.6	0.7	—	(0.6)	—	1.7	(d)
Weighted average grant price	$45.99	$54.18	$—	$48.32	$—	$48.59

PSUs
Number of PSUs	0.9	0.2	0.1	(0.3)	—	0.9	(e)
Weighted average grant price	$45.17	$54.46	$52.87	$52.87	$—	$45.93

NQs
Number of NQs	1.4	—	—	—	—	1.4	(f)
Weighted average grant price	$43.40	$—	$—	$—	$—	$43.42

(a)Represents additional shares awarded as the Company exceeded target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $66 million as of June 30, 2025, which is expected to be recognized over a weighted average period of 2.8 years.
(e)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $15 million as of June 30, 2025, which is expected to be recognized over a weighted average period of 2.3 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $41 million which would be recognized over a weighted average period of 0.7 years.
(f)There were 1.4 million NQs which were exercisable as of June 30, 2025. These exercisable NQs will expire over a weighted average period of 4.5 years and carry a weighted average grant date fair value of $8.68. There was no unrecognized compensation expense for NQs as of June 30, 2025.
The Company did not grant any stock options during the six months ended June 30, 2025 or 2024. The fair value of stock options granted by the Company prior to 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $2 million and $3 million from option exercises during the six months ended June 30, 2025 and 2024. The total intrinsic value of options exercised was $1 million and less than $1 million during the six months ended June 30, 2025 and 2024. The vest date fair value of shares that vested during the six months ended June 30, 2025 and 2024 was $50 million and $33 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $12 million and $26 million during the three and six months ended June 30, 2025, and $11 million and $20 million during the three and six months ended June 30, 2024 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the six months ended June 30, 2025 and 2024 the Company recognized $7 million and $5 million of tax benefits associated with stock-based compensation.
The Company paid $13 million and $9 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2025 and 2024. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the six months ended June 30, 2025 and 2024 and recognized $1 million of compensation expense for each of these issuances. The purchase date fair value of shares issued under this plan was $5 million during both the six months ended June 30, 2025 and 2024.
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

The following tables present the Company’s segment information (in millions):

	Three Months Ended June 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$853	(a)	$164		$1,017
Intersegment revenues	—		2		2
	853		166		1,019
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(2)
Total consolidated revenues					$1,018

Less:
Property management expense	167		—	(c)
Marketing	114	(d)	11
Commissions	112		—	(c)
General and administrative (e)	57		23
Sales administration	53		—	(c)
Consumer financing interest	34		—	(c)
Licensing fees	27		—	(c)
Developer obligations (f)	23		—	(c)
Cost of sales	21	(g)	49
Fee-for-Service expenses	17		—	(c)
Contact center	—	(c)	18
Resort services	—	(c)	8
Other segment items (h)	10		2
Reportable segment Adjusted EBITDA	$218		$55		$273
Other Adjusted EBITDA					(23)
Adjusted EBITDA					$250

Three Months Ended June 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$250
Stock-based compensation	(12)
Asset impairments, net	(1)
Legacy items	1
Depreciation and amortization	(31)
Interest income	2
Interest expense	(57)
Income before income taxes	152
Provision for income taxes	(44)
Net income attributable to Travel + Leisure Co. shareholders	$108

(a)Includes $128 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income.

	Three Months Ended June 30, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$807	(a)	$177		$984
Reconciliation of revenues
Other revenues (b)					1
Total consolidated revenues					$985

Less:
Property management expense	157		—	(c)
Marketing	108	(d)	11
Commissions	107		—	(c)
General and administrative (e)	53		25
Sales administration	47		—	(c)
Consumer financing interest	33		—	(c)
Developer obligations (f)	30		—	(c)
Licensing fees	25		—	(c)
Cost of sales	21	(g)	49
Fee-for-Service expenses	16		—	(c)
Contact center	—	(c)	20
Resort services	—	(c)	9
Other segment items (h)	4		1
Reportable segment Adjusted EBITDA	$206		$62		$268
Other Adjusted EBITDA					(24)
Adjusted EBITDA					$244

Three Months Ended June 30, 2024
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$244
Legacy items	(12)
Stock-based compensation	(11)
Depreciation and amortization	(28)
Interest income	3
Interest expense	(63)
Income before income taxes	133
Provision for income taxes	(36)
Net income from continuing operations	97
Gain on disposal of discontinued business, net of income taxes	32
Net income attributable to Travel + Leisure Co. shareholders	$129

(a)Includes $113 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income.

	Six Months Ended June 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$1,609	(a)	$341		$1,950
Intersegment revenues	—		4		4
	1,609		345		1,954
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(4)
Total consolidated revenues					$1,951

Less:
Property management expense	340		—	(c)
Marketing	207	(d)	21
Commissions	201		—	(c)
General and administrative (e)	116		46
Sales administration	105		—	(c)
Consumer financing interest	68		—	(c)
Developer obligations (f)	59		—	(c)
Licensing fees	48		—	(c)
Cost of sales	45	(g)	100
Fee-for-Service expenses	27		—	(c)
Contact center	—	(c)	36
Resort services	—	(c)	16
Other segment items (h)	15		3
Reportable segment Adjusted EBITDA	$378		$123		$501
Other Adjusted EBITDA					(49)
Adjusted EBITDA					$452

Six Months Ended June 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$452
Stock-based compensation	(26)
Asset impairments, net	(1)
Depreciation and amortization	(61)
Interest income	4
Interest expense	(115)
Income before income taxes	253
Provision for income taxes	(72)
Net income attributable to Travel + Leisure Co. shareholders	$181

(a)Includes $219 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.

	Six Months Ended June 30, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$1,533	(a)	$366		$1,899
Intersegment revenues	—		4		4
	1,533		370		1,903
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(4)
Total consolidated revenues					$1,900

Less:
Property management expense	318		—	(c)
Marketing	197	(d)	23
Commissions	195		—	(c)
General and administrative (e)	111		49
Sales administration	95		—	(c)
Developer obligations (f)	70		—	(c)
Consumer financing interest	66		—	(c)
Cost of sales	55	(g)	101
Licensing fees	45		—	(c)
Fee-for-Service expenses	30		—	(c)
Contact center	—	(c)	41
Resort services	—	(c)	18
Other segment items (h)	11		1
Reportable segment Adjusted EBITDA	$340		$137		$477
Elimination of intersegment Adjusted EBITDA					1
Other Adjusted EBITDA					(43)
Adjusted EBITDA					$435

Six Months Ended June 30, 2024
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$435
Stock-based compensation	(20)
Legacy items	(13)
Acquisition and divestiture related costs	(2)
Depreciation and amortization	(56)
Interest income	8
Interest expense	(127)
Income before income taxes	225
Provision for income taxes	(62)
Net income from continuing operations	163
Gain on disposal of discontinued business, net of income taxes	32
Net income attributable to Travel + Leisure Co. shareholders	$195

(a)Includes $191 million provision for loan losses, net.
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

(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.

	Six Months Ended
	June 30,
Capital Expenditures	2025	2024
Vacation Ownership	$28	$25
Travel and Membership	8	10
Total reportable segments	36	35
Corporate and other	22	3
Total Company	$58	$38

Segment Assets (a)	June 30, 2025	December 31, 2024
Vacation Ownership	$5,141	$5,112
Travel and Membership	1,343	1,325
Total reportable segments	6,484	6,437
Corporate and other	325	298
Total Company	$6,809	$6,735

(a)Excludes investment in consolidated subsidiaries.
20.    Restructuring
2024 Restructuring Plan
During the second half of 2024, the Company incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. The charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. As of December 31, 2024, all material initiative and related expenses have been incurred and the restructuring liability was $8 million. During the six months ended June 30, 2025, this restructuring liability was reduced by $6 million of cash payments resulting in a remaining 2024 restructuring liability of $2 million as of June 30, 2025. This remaining liability is expected to be paid by the end of 2026.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2024. As of December 31, 2024, the restructuring liability related to these plans was $15 million. This liability was reduced by $2 million of cash payments during the six months ended June 30, 2025. The remaining $13 million liability for restructuring plans implemented prior to 2024, all of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2024	Costs Recognized	Cash Payments	June 30, 2025
Facility-related	$15	$—	$(2)	$13
Personnel-related	8	—	(6)	2
	$23	$—	$(8)	$15
21.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Former Parent
Pursuant to the Separation and Distribution Agreement with the Company’s former parent ABG (formerly Cendant Corporation), the Company entered into certain guarantee commitments with ABG and ABG’s former subsidiary, Anywhere Real Estate Inc. (formerly Realogy). These guarantee arrangements primarily related to certain contingent litigation liabilities, contingent tax liabilities, and ABG contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while ABG’s former subsidiary Anywhere Real Estate Inc. is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of ABG’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. was effectively responsible for 25% of such matters subsequent to the separation. Since ABG’s separation, ABG has settled the majority of the lawsuits that were pending on the date of the separation.
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion in favor of the California Franchise Tax Board on a legacy tax matter involving ABG related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. ABG filed a petition for rehearing in 2023. On April 10, 2024, the OTA denied ABG’s petition. On May 27, 2025, the Company paid $24 million for its share of the taxes and interest, and was reimbursed $8 million by Wyndham Hotels for its one-third portion. ABG intends to appeal.
As of June 30, 2025, the Company had $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. As of December 31, 2024, the Company had $24 million of ABG separation and related liabilities, all of which were tax related. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2025. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
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

Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £29 million ($39 million USD) at June 30, 2025. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at June 30, 2025, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was included in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. As of June 30, 2025, the estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the six months ended June 30, 2025 and 2024.
23.    Subsequent Event
Sierra Timeshare 2025-2 Receivables Funding LLC
On July 22, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.10%. The advance rate for this transaction was 98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, and recessionary pressures), travel restrictions, terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
During the three and six months ended June 30, 2025, our business saw continued demand for leisure travel which resulted in higher Gross VOI sales and Adjusted EBITDA growth at our Vacation Ownership business, as compared to the prior year. Tours in the second quarter increased both sequentially and as compared to the prior year. We believe this tour increase, coupled with a significant increase in volume per guest (“VPGs”) as compared to the prior year, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Although consumer sentiment progressively declined in the early months of 2025, our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales.
At our Travel and Membership business, the first half of 2025 continued to reflect the impacts of industry consolidation, resulting in lower revenues, driven by lower member counts and an increasing mix of exchange members with club affiliations. While the number of exchange transactions decreased compared to the prior year due to exchange members with club affiliations having a lower transaction propensity, there was an overall improvement in exchange revenue per transaction due to price increases implemented at the end of 2024. Travel club transactions increased this quarter; however, this increase was offset by lower travel club revenue per transaction. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members.

While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels.
We have seen an improvement in interest rates on our variable rate corporate borrowings which positively impacted our interest expense during the three and six months ended June 30, 2025, and we anticipate additional savings following the refinancing of our revolving credit facility at the end of the quarter, which reduces the associated interest rate spread by 25 basis points at all pricing levels (see Note 10 —Debt to the Condensed Consolidated Financial Statements for additional details on this refinancing). Additionally, despite volatility in the market, we were able to close on our first term securitization of the year with comparable terms to our previous term transactions in 2024, and subsequent to the end of the second quarter we closed on a second securitization with the lowest coupon rate since 2022. These transactions demonstrate the strength of our business, even during times of market volatility.
While overall we have benefited from positive demand trends through the first half of the year, the sustained effects of inflationary pressures over time, high interest rates and risk of recession inherently result in uncertainty in business trends and consumer behavior. Recent tariff actions and other trade restrictions have increased this uncertainty.
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
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of June 30, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the G7 Statement on Global Minimum Tax to effectively exempt U.S. multinationals from certain provisions of Pillar Two.
Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. We are currently assessing the potential impact of these law changes on our business and financial results.
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
OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2025 and 2024. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2025	2024	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$654	$607	7.8
Tours (in 000s) (c)	197	192	2.7
Volume per guest (d)	$3,251	$3,051	6.5
Travel and Membership
Transactions (in 000s) (e)
Exchange	197	220	(10.8)
Travel Club	191	179	7.2
Total transactions	388	399	(2.7)
Revenue per transaction(f)
Exchange	$370	$366	1.1
Travel Club	$229	$251	(9.1)
Total revenue per transaction	$300	$315	(4.6)
Average number of exchange members (in 000s) (g)	3,329	3,450	(3.5)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2025 and 2024 (in millions):

	2025	2024
Vacation ownership interest sales, net	$474	$441
Loan loss provision	128	113
Gross VOI sales, net of Fee-for-Service sales	602	554
Fee-for-Service sales (1)	52	53
Gross VOI sales	$654	$607

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $26 million and $27 million for the three months ended June 30, 2025 and 2024. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2025	2024	Favorable/(Unfavorable)
Net revenues	$1,018	$985	$33
Expenses	812	796	(16)
Operating income	206	189	17
Interest expense	57	63	6
Other (income), net	(1)	(4)	(3)
Interest (income)	(2)	(3)	(1)
Income before income taxes	152	133	19
Provision for income taxes	44	36	(8)
Net income from continuing operations	108	97	11
Gain on disposal of discontinued business, net of income taxes	—	32	(32)
Net income attributable to Travel + Leisure Co. shareholders	$108	$129	$(21)
Net revenues increased $33 million for the three months ended June 30, 2025, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $2 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$47 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales resulting from an increase in VPG due to a higher owner upgrade transaction mix which generally produce higher VPGs and an increase in tours; higher property management fees; and VOI trial package and incentive revenues. This increase was partially offset by:
•$11 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of lower transactions and lower revenue per transaction.
Expenses increased $16 million for the three months ended June 30, 2025, compared with the same period last year. This increase in expenses was not materially impacted by foreign currency. Excluding the immaterial foreign currency impacts, the increase in expenses was primarily the result of:
•$11 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$10 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in marketing costs in support of increased tour flow and sales volume at the Vacation Ownership segment; and a
•$4 million increase in other operating expenses driven by $7 million of higher VOI travel package and incentive expenses, partially offset by $3 million of employee related cost savings at the Travel and Membership segment.
These increases were partially offset by:
•$12 million decrease in general and administrative expenses due to the prior year reversal of a $12 million receivable representing Wyndham Hotels’ one-third portion of an expired guarantee associated with the sale of the European vacation rentals business; and a
•$7 million decrease in developer obligations due to increased monetization of unsold VOIs.
Interest expense decreased $6 million for the three months ended June 30, 2025 compared with the same period last year primarily due to lower effective interest rates on variable rate corporate borrowings and decreased average outstanding debt balance.
Other income, net of other expense decreased $3 million for the three months ended June 30, 2025 compared with the same period last year primarily due to asset sales during the prior period.
Our effective tax rates were 28.9% and 27.4% during the three months ended June 30, 2025 and 2024. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by an increase in unrecognized tax benefits. The effective tax rate for the three months ended June 30, 2024 was primarily impacted by an increase in foreign taxes and an increase in unrecognized tax benefits.

Gain on disposal of discontinued business, net of income taxes was $32 million during the three months ended June 30, 2024, primarily resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $21 million for the three months ended June 30, 2025 as compared to the same period last year.
Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2025	2024
Vacation Ownership	$853	$807
Travel and Membership	166	177
Total reportable segments	1,019	984
Corporate and other (a)	(1)	1
Total Company	$1,018	$985

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$108	$129
Gain on disposal of discontinued business, net of income taxes	—	(32)
Interest expense	57	63
Interest (income)	(2)	(3)
Provision for income taxes	44	36
Depreciation and amortization	31	28
Stock-based compensation	12	11
Asset impairments, net	1	—
Legacy items	(1)	12
Adjusted EBITDA	$250	$244

	Three Months Ended
	June 30,
Adjusted EBITDA	2025	2024
Vacation Ownership	$218	$206
Travel and Membership	55	62
Total reportable segments	273	268
Corporate and other (a)	(23)	(24)
Total Company	$250	$244

(a)Includes the elimination of transactions between segments.
Vacation Ownership
Net revenues increased $46 million and Adjusted EBITDA increased $12 million for the three months ended June 30, 2025, compared with the same period of 2024. The net revenue increase was unfavorably impacted by foreign currency of $1 million and Adjusted EBITDA was unfavorably impacted by foreign currency of $1 million.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$50 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 6.5% increase in VPG due to a higher owner upgrade transaction mix (67% in the current period compared to 62% in the same period of 2024) which generally produce higher VPGs, and a 2.7% increase in tours;
•$7 million increase in property management revenues primarily due to higher management fees; and a
•$6 million increase in other revenues due to higher VOI travel package and incentive revenues.

These increases were partially offset by a $16 million increase in our provision for loan losses primarily due to a higher provision rate associated with increased defaults and increased Gross VOI sales, net of Fee-for-Service sales.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by an:
•$11 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales;
•$10 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$8 million increase in marketing costs in support of increased tour flow and sales volume;
•$7 million increase in other operating expenses due to higher VOI travel package and incentive expenses; and a
•$4 million increase in general and administrative expenses due to higher professional fees and variable compensation.
These increases were partially offset by a $7 million decrease in developer obligations due to increased monetization of unsold VOIs.
Travel and Membership
Net revenues decreased $11 million and Adjusted EBITDA decreased $7 million during the three months ended June 30, 2025, compared with the same period of 2024. The net revenue decrease was not materially impacted by foreign currency. The Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $1 million.
The decrease in net revenues, excluding foreign currency impacts, was primarily driven by a $9 million decrease in transaction revenue due to a 2.7% decrease in transactions and a 4.6% decrease in revenue per transaction. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by $3 million of employee related cost savings mostly due to the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations.
Corporate and other
For the three months ended June 30, 2025 compared to the same period of 2024, Corporate and other net revenue decreased $2 million due to intersegment eliminations, and Adjusted EBITDA increased $1 million driven by lower legal and other professional fees.
SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2025	2024	Favorable/(Unfavorable)
Net revenues	$1,951	$1,900	$51
Expenses	1,589	1,561	(28)
Operating income	362	339	23
Interest expense	115	127	12
Other (income), net	(2)	(5)	(3)
Interest (income)	(4)	(8)	(4)
Income before income taxes	253	225	28
Provision for income taxes	72	62	(10)
Net income from continuing operations	181	163	18
Gain on disposal of discontinued business, net of income taxes	—	32	(32)
Net income attributable to Travel + Leisure Co. shareholders	$181	$195	$(14)
Net revenues increased $51 million for the six months ended June 30, 2025 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $6 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$80 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of higher owner upgrade transaction mix which generally produce higher VPGs and an increase in tours; higher property management revenues resulting from higher property management fees and reimbursable revenues; and higher travel package and incentive revenues. This increase in revenues was partially offset by:

•$23 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue due to lower transactions and revenue per transaction.
Expenses increased $28 million for the six months ended June 30, 2025 compared with the same period last year and were favorably impacted by foreign currency of $2 million. Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$22 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$16 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$11 million increase in marketing costs driven by our Vacation Ownership segment in support of increased sales volume and tour flow;
•$6 million increase in stock-based compensation expense; and a
•$5 million increase in depreciation and amortization.
These increases were partially offset by:
•$14 million decrease in legacy expenses driven by the prior year reversal of a $12 million receivable representing Wyndham Hotels’ one-third portion of an expired guarantee associated with the sale of the European vacation rentals business;
•$11 million decrease in developer obligations due to increased monetization of unsold VOIs; and a
•$10 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume.
Interest expense decreased $12 million for the six months ended June 30, 2025 compared with the same period last year, primarily due to lower effective interest rates on variable rate corporate borrowings and decreased average outstanding debt balance.
Other income, net of other expense decreased $3 million for the six months ended June 30, 2025, compared with the same period last year, primarily due to asset sales during the prior period.
Interest income decreased $4 million for the six months ended June 30, 2025 compared with the same period last year primarily due to a lower investment balance.
Our effective tax rates were 28.5% and 27.9% for the six months ended June 30, 2025 and 2024. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by Pillar Two taxes and an increase in unrecognized tax benefits offset by a decrease in state taxes. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes.
Gain on disposal of discontinued business, net of income taxes was $32 million during the six months ended June 30, 2024, primarily resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $14 million for the six months ended June 30, 2025 as compared to the same period last year.
Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2025	2024
Vacation Ownership	$1,609	$1,533
Travel and Membership	345	370
Total reportable segments	1,954	1,903
Corporate and other (a)	(3)	(3)
Total Company	$1,951	$1,900

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$181	$195
Gain on disposal of discontinued business, net of income taxes	—	(32)
Interest expense	115	127
Interest (income)	(4)	(8)
Provision for income taxes	72	62
Depreciation and amortization	61	56
Stock-based compensation	26	20
Asset impairments, net	1	—
Legacy items	—	13
Acquisition and divestiture related costs	—	2
Adjusted EBITDA	$452	$435

	Six Months Ended
	June 30,
Adjusted EBITDA	2025	2024
Vacation Ownership	$378	$340
Travel and Membership	123	137
Total reportable segments	501	477
Corporate and other (a)	(49)	(42)
Total Company	$452	$435

(a)Includes the elimination of transactions between segments.
Vacation Ownership
Net revenues increased $76 million and Adjusted EBITDA increased $38 million during the six months ended June 30, 2025 compared with the same period of 2024. The net revenue increase was unfavorably impacted by foreign currency of $4 million. Adjusted EBITDA was unfavorably impacted by foreign currency of $2 million.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$79 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 6.2% increase in VPG due to a higher owner upgrade transaction mix (67% in the current year compared to 63% in the same period of 2024) which generally produce higher VPGs and a 1.1% increase in tours;
•$19 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$10 million increase in other operating revenue primarily due to higher VOI travel package and incentive revenues; and a
•$3 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $29 million increase in our provision for loan losses primarily due to a higher provision rate and higher gross VOI sales, net of Fee-for-Service sales, and a $3 million decrease in commission revenues due to the lower volume of VOI Fee-for-Service sales as a result of fewer commitments.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$22 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$16 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$13 million increase in marketing costs in support of increased sales volume and tour flow;
•$5 million increase in general and administrative expenses due to higher professional fees and variable compensation; and a
•$4 million increase in other operating expenses due to higher VOI travel package and incentive expenses.

These increases were partially offset by an:
•$11 million decrease in developer obligations due to increased monetization of unsold VOIs; and a
•$10 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume.
Travel and Membership
Net revenues decreased $25 million and Adjusted EBITDA decreased $14 million during the six months ended June 30, 2025 compared with the same period of 2024. The net revenue decrease was unfavorably impacted by foreign currency of $2 million and Adjusted EBITDA was not materially impacted by foreign currency.
The decrease in net revenues, excluding foreign currency impacts, was primarily driven by an $18 million decrease in transaction revenue due to a 4.8% decrease in transactions and a 2.6% decrease in revenue per transaction; a $3 million decrease in subscription revenues; and a $2 million decrease in ancillary revenues. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$8 million of cost savings primarily driven by the strategic restructuring of this segment, which focused on enhancing organizational efficiency and rationalizing operations, including $6 million of operating costs, $1 million of general and administrative expenses, and $1 million of marketing; and
•$2 million of facilities and cloud savings.
Corporate and other
For the six months ended June 30, 2025, Corporate and other net revenue was flat between periods and Adjusted EBITDA decreased $7 million compared to 2024. The adjusted EBITDA decrease was unfavorably impacted by foreign currency of $1 million. The remaining decrease was driven by $5 million of advertising expenses.
RESTRUCTURING PLANS
2024 Restructuring Plan
During the second half of 2024, we incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. As of December 31, 2024, this restructuring liability was $8 million. The 2024 restructuring liability was reduced by $6 million of cash payments during the six months ended June 30, 2025. The remaining 2024 restructuring liability of $2 million is expected to be paid by the end of 2026.
Prior Restructuring Plans
We also have plans that were implemented prior to 2024, for which we made $2 million of cash payments during the six months ended June 30, 2025. The remaining liability of $13 million under these plans is expected to be paid by the end of 2029. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.
FINANCIAL CONDITION

(In millions)	June 30, 2025	December 31, 2024	Change
Total assets	$6,809	$6,735	$74
Total liabilities	$7,662	$7,615	$47
Total (deficit)	$(853)	$(880)	$27
Total assets increased by $74 million from December 31, 2024 to June 30, 2025, primarily due to:
•$45 million increase in Cash and cash equivalents driven by $353 million of net cash provided by operating activities, and $165 million of net issuances on the revolving credit facility, partially offset by $172 million of net payments on non-recourse debt, $140 million of share repurchases, $78 million of dividend payments, and $58 million of property and equipment additions;

•$30 million increase in Prepaid expenses driven by an $18 million increase in prepaid maintenance due to timing of contract renewals and an $8 million increase in prepaid advertising expenses;
•$25 million increase in Inventory driven by $67 million of inventory acquisitions and $8 million of net transfers of completed VOI inventory from property and equipment; partially offset by $45 million for the sale of VOI inventory; and a
•$20 million increase in Trade receivables, net, due to a $14 million increase Fee-for-Service commission receivables.
These increases were partially offset by a $51 million decrease in Vacation ownership contract receivables, net driven by $571 million of principal collections and net provision for loan losses of $219 million, partially offset by $732 million of VOI originations.
Total liabilities increased by $47 million from December 31, 2024 to June 30, 2025, primarily due to:
•$160 million increase in Debt primarily due to $165 million of net issuances on the revolving credit facility;
•$26 million increase in Deferred income driven by an increase of $17 million related to co-branded credit card programs and a $4 million increase in deferred subscription revenues; and a
•$23 million increase in Deferred income taxes primarily driven by installment sales.
These increases were partially offset by a $164 million decrease in Non-recourse vacation ownership debt driven by $172 million net repayments, partially offset by $6 million of foreign exchange impacts.
Total deficit decreased $27 million from December 31, 2024 to June 30, 2025, primarily due to $181 million of Net income attributable to Travel + Leisure Co. shareholders; $46 million of favorable currency translation adjustments driven by fluctuations in exchange rates, primarily the British pound sterling, Australian dollar, and the Euro; and a $20 million increase in additional paid-in capital, primarily due to stock-based compensation; partially offset by $140 million of share repurchases and $78 million of dividends.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $350 million notes due in October 2025 and the $650 million notes due in July 2026. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.
Cash and Cash Equivalents
As of June 30, 2025, we had $212 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. During the second quarter of 2025, we entered into the seventh amendment to the agreement governing our $1.0 billion revolving credit and term loan B facilities (“Seventh Amendment”). The Seventh Amendment refinanced and extended the maturity date of the revolving credit facility from October 2026 to June 2030, and among other things, reduced pricing spreads on borrowings and letters of credit at all pricing levels by 25 basis points. See Note 10—Debt to the Condensed Consolidated Financial Statements for additional details regarding the Seventh Amendment. The facility had $596 million of available capacity as of June 30, 2025.
The revolving credit facility and term loan B facility are subject to covenants including the maintenance of specific financial ratios as defined in the credit agreement. The financial ratio covenants consist of a minimum interest coverage ratio, which the Seventh Amendment reduced to 2.00 to 1.0 (previously 2.50 to 1.0) as of the measurement date and a maximum first lien leverage ratio of 4.25 to 1.0 as of the measurement date. The interest coverage ratio is calculated by dividing consolidated EBITDA (as defined in the credit agreement) by consolidated interest expense (as defined in the credit agreement), both as measured on a trailing 12-month basis preceding the measurement date. The first lien leverage ratio is calculated by dividing consolidated first lien debt (as defined in the credit agreement) as of the measurement date by consolidated EBITDA (as defined in the credit agreement) as measured on a trailing 12-month basis preceding the measurement date. Our first lien leverage ratio determines the interest rate spread on revolver borrowings and fees associated with letters of credit, which subjects them to fluctuation.

As of June 30, 2025, our interest coverage ratio was 4.57 to 1.0 and our first lien leverage ratio was 3.44 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2025, we were in compliance with the financial covenants described above.
Secured Notes and Term Loan B facility
We generally utilize borrowing via secured note issuances to meet our long-term financing needs. During 2024 we amended the credit agreement governing our revolving credit facility and term loan B facilities (“Sixth Amendment”). The Sixth Amendment repriced and replaced the $593 million outstanding balance on the 2023 Incremental Term Loan B facility and refinanced the $282 million outstanding balance on the 2018 Term Loan B facility which was due May 2025. This amendment accomplished the dual benefit of extending the maturity of our 2018 Term Loan B facility and providing future interest savings. The resulting new $875 million 2024 Term Loan B facility matures on December 14, 2029. This transaction reinforces our expectation that we will maintain adequate liquidity for the next year and beyond. As of June 30, 2025, we had $3.25 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2025 to 2030.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On December 20, 2024, we renewed our AUD/NZD bank conduit facility, extending its term through December 2026. On April 17, 2025, we renewed our USD bank conduit facility, extending its term through August 2027. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, amounting to a combined capacity of $747 million ($364 million available as of June 30, 2025), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million during the six months ended June 30, 2025 and subsequent to the end of the quarter, we closed on additional securitization financings of $300 million. During the full year of 2024, we closed on $1.05 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2025, all of our securitized loan pools were in compliance with applicable contractual triggers.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.
For additional details regarding our credit facilities, term loan B facility, and non-recourse debt see Note 10—Debt to the Condensed Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of June 30, 2025 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	7/1/25 - 6/30/26	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	7/1/29 - 6/30/30	Thereafter	Total
Debt (a)	$367	$1,065	$11	$9	$2,196	$—	$3,648
Non-recourse debt (b)	235	211	417	192	191	735	1,981
Interest on debt (c)	314	249	213	191	122	22	1,111
Purchase commitments (d)	308	347	215	98	21	100	1,089
Operating leases (e)	27	25	23	22	15	89	201
Total (f)	$1,251	$1,897	$879	$512	$2,545	$946	$8,030

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $535 million for marketing related activities, $383 million related to the development of vacation ownership properties, and $130 million for information technology activities.
(e)Includes $102 million for a lease agreement related to our new corporate headquarters building expected to commence in the third quarter of 2025.
(f)Excludes a $31 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $579 million outstanding as of June 30, 2025. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of June 30, 2025, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Six Months Ended June 30,
Cash provided by/(used in)	2025	2024	Change
Operating activities:	$353	$221	$132
Investing activities:	(48)	(81)	33
Financing activities:	(255)	(261)	6
Effects of changes in exchange rates on cash and cash equivalents	8	(5)	13
Net change in cash, cash equivalents and restricted cash	$58	$(126)	$184
Operating Activities
Net cash provided by operating activities increased $132 million for the six months ended June 30, 2025 compared to the prior year. This increase was primarily attributable to a $75 million decrease in cash utilized for working capital driven by $78 million of higher collections on VOCRs and a $12 million increase in deferred income driven by our co-branded credit card programs, partially offset by $22 million of higher employee incentive payments; a $71 million increase in non-cash addbacks driven by the $32 million Gain on disposal of discontinued business, net of income taxes in the prior year and a $28 million increase in the provision for loan losses. These increases in cash provided by operating activities were partially offset by a $14 million decrease in Net income attributable to Travel + Leisure Co.
Investing Activities
Net cash used in investing activities decreased $33 million during the six months ended June 30, 2025 compared to the prior year. This decrease is primarily due to $44 million paid for the acquisition of Accor Vacation Club during 2024 and $15 million of proceeds from the sale of investments during the current year, partially offset by a $20 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities decreased $6 million during the six months ended June 30, 2025 compared to the prior year. This variance was primarily due to a $159 million increase in net proceeds from corporate debt, partially offset by a $101 million increase in net payments on non-recourse debt and $46 million increase in share repurchases.
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
During the six months ended June 30, 2025, we spent $67 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2025 with anticipated full year spending between $150 million and $180 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.
During the six months ended June 30, 2025, we spent $58 million on capital expenditures, primarily for information technology and sales center improvement projects. During 2025, we anticipate spending between $125 million and $135 million on capital expenditures, primarily for continuation of information technology digital and new club initiatives, sales center facility and related system enhancements, resort improvements, and a new corporate office.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of June 30, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. During the six months ended June 30, 2025, we repurchased 2.8 million shares at an average price of $49.35 for a cost of $140 million, bringing the total share repurchased under this authorization to $6.79 billion. Since the inception of this program, proceeds received from stock option exercises have increased the repurchase capacity by $89 million, resulting in $303 million of remaining availability under this program as of June 30, 2025.
The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.56 per share during the first and second quarters of 2025 and $0.50 per share during the first and second quarters of 2024. The aggregate dividends paid to shareholders were $78 million and $73 million during the six months ended June 30, 2025 and 2024. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2025 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2025 compared to 2024.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $5 million increase or decrease in annual debt interest expense during the six months ended June 30, 2025. A hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $6 million increase or decrease in annual debt interest expense during the six months ended June 30, 2024. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $6 million during both the six months ended June 30, 2025 and 2024, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2025, was $383 million in non-recourse debt and $1.22 billion in corporate debt. A 100 basis point change in the underlying interest rates as of June 30, 2025 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at June 30, 2024, was $407 million in non-recourse debt and $1.17 billion in corporate debt. A 100 basis point change in the underlying interest rates as of June 30, 2024 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2025, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
April 2025 (April 1-30)	531,121	$42.32	531,121	$350,625,404
May 2025 (May 1-31)	496,366	$48.63	496,366	$326,485,754
June 2025 (June 1-30)	469,985	$49.76	469,985	$303,099,697
Total (b)	1,497,472	$46.75	1,497,472	$303,099,697
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
(b)Includes 23,117 shares purchased for which the trade date occurred in June 2025 while settlement occurred in July 2025.
On August 20, 2007, our Board authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board of Directors has since increased the capacity of the Share Repurchase Program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.
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
10.1*
Thirteenth Amendment, dated as of April 17, 2025, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent.

10.2	Seventh Amendment, dated June 25, 2025, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 25, 2025).
10.3†*	Amended & Restated Director Deferred Compensation Plan, dated May 20, 2025.
10.4†*	Letter agreement, dated April, 11, 2025 by and between Travel & Leisure Co. and Erik Hoag.
10.5†*	Form of Amended & Restated Award Agreement for Restricted Stock Units for Michael A. Hug.
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: July 23, 2025	By:	/s/ Erik Hoag
Erik Hoag
Chief Financial Officer

Date: July 23, 2025	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer