Form 10-Q
period 2025-09-30
Travel & Leisure Co.
filed 2025-10-22
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-32876
TRAVEL + LEISURE CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		20-0052541
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

501 W. Church Street		32805
Orlando,	Florida	(Zip Code)
(Address of Principal Executive Offices)
(407) 626-5200
(Registrant’s Telephone Number, Including Area Code)
6277 Sea Harbor Drive
Orlando, FL 32821
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
64,325,188 shares of common stock outstanding as of September 30, 2025.

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

AOCL	Accumulated Other Comprehensive Loss
AUD	Australian Dollar
ABG	Avis Budget Group, Inc., formerly Cendant Corporation
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
Company	Travel + Leisure Co. and its subsidiaries
CODM	Chief Operating Decision Maker
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
HOA	Homeowners’ Associations
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of September 30, 2025, the related condensed consolidated statements of income, comprehensive income and deficit for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
October 22, 2025

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues
Vacation ownership interest sales	$494	$455	$1,352	$1,265
Service and membership fees	407	400	1,230	1,232
Consumer financing	115	114	339	335
Other	28	24	75	61
Net revenues	1,044	993	2,996	2,893
Expenses
Operating	468	434	1,370	1,314
Marketing	162	152	438	417
General and administrative	122	111	359	350
Consumer financing interest	33	35	101	101
Depreciation and amortization	31	29	92	86
Cost of vacation ownership interests	13	27	58	82
Restructuring	—	14	—	14
Asset impairments, net	1	2	2	2
Total expenses	830	804	2,420	2,366
Operating income	214	189	576	527
Interest expense	60	63	175	189
Other (income), net	(1)	(1)	(3)	(6)
Interest (income)	(3)	(3)	(6)	(12)
Income before income taxes	158	130	410	356
Provision for income taxes	47	33	119	96
Net income from continuing operations	111	97	291	260
Gain on disposal of discontinued business, net of income taxes	—	—	—	32
Net income attributable to Travel + Leisure Co. shareholders	$111	$97	$291	$292

Basic earnings per share
Continuing operations	$1.70	$1.40	$4.40	$3.68
Discontinued operations	—	—	—	0.45
	$1.70	$1.40	$4.40	$4.13

Diluted earnings per share
Continuing operations	$1.67	$1.39	$4.35	$3.66
Discontinued operations	—	—	—	0.45
	$1.67	$1.39	$4.35	$4.11

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$111	$97	$291	$292

Foreign currency translation adjustments, net of tax	(3)	21	43	9
Other comprehensive (loss)/income, net of tax	(3)	21	43	9
Comprehensive income attributable to Travel + Leisure Co. shareholders	$108	$118	$334	$301
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$240	$167
Restricted cash (VIE - $87 as of 2025 and $92 as of 2024)	174	162
Trade receivables, net	173	155
Vacation ownership contract receivables, net (VIE - $2,170 as of 2025 and $2,293 as of 2024)	2,592	2,619
Inventory	1,269	1,227
Prepaid expenses	230	214
Property and equipment, net	597	591
Goodwill	971	966
Other intangibles, net	204	209
Other assets	442	425
Total assets	$6,892	$6,735
Liabilities and (deficit)
Accounts payable	$66	$67
Accrued expenses and other liabilities	817	778
Deferred income	489	457
Non-recourse vacation ownership debt (VIE)	2,024	2,123
Debt	3,554	3,468
Deferred income taxes	763	722
Total liabilities	7,713	7,615
Commitments and contingencies (Note 16)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 225,810,548 issued as of 2025 and 224,599,556 as of 2024	3	2
Treasury stock, at cost – 161,482,044 shares as of 2025 and 157,476,502 shares as of 2024	(7,645)	(7,433)
Additional paid-in capital	4,380	4,328
Retained earnings	2,510	2,334
Accumulated other comprehensive loss	(69)	(112)
Total stockholders’ (deficit)	(821)	(881)
Noncontrolling interest	—	1
Total (deficit)	(821)	(880)
Total liabilities and (deficit)	$6,892	$6,735
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$291	$292
Gain on disposal of discontinued business, net of income taxes	—	(32)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	365	316
Depreciation and amortization	92	86
Deferred income taxes	41	11
Stock-based compensation	38	29
Non-cash interest	18	18
Non-cash lease expense	10	10
Asset impairments	8	2
Other, net	(2)	(7)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(5)	40
Vacation ownership contract receivables	(340)	(405)
Inventory	(41)	—
Prepaid expenses	(13)	(5)
Other assets	13	5
Accounts payable, accrued expenses, and other liabilities	14	6
Deferred income	27	—
Net cash provided by operating activities	516	366
Investing activities
Property and equipment additions	(85)	(58)
Proceeds from the sale of investments	18	—
Purchase of investments	(10)	—
Acquisitions, net of cash acquired	(1)	(44)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(78)	(101)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,157	1,251
Principal payments on non-recourse vacation ownership debt	(1,263)	(1,294)
Proceeds from debt	1,723	1,503
Principal payments on debt	(1,786)	(1,236)
Proceeds from notes issued	500	—
Repayment of notes and term loans	(357)	(307)
Repurchase of common stock	(211)	(162)
Dividends paid to shareholders	(114)	(108)
Debt issuance/modification costs	(22)	(12)
Net share settlement of incentive equity awards	(14)	(9)
Payment of deferred acquisition consideration	—	(9)
Proceeds from issuance of common stock	27	9
Net cash used in financing activities	(360)	(374)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	7	—
Net change in cash, cash equivalents and restricted cash	85	(109)
Cash, cash equivalents and restricted cash, beginning of period	329	458
Cash, cash equivalents and restricted cash, end of period	414	349
Less: Restricted cash	174	155
Cash and cash equivalents	$240	$194
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)
Net income	—	—	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU/PSU vesting	0.6	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Change in stock-based compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(1.3)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(40)	—	—	(40)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2025	66.4	3	(7,504)	4,331	2,367	(100)	—	(903)
Net income	—	—	—	—	108	—	—	108
Other comprehensive income	—	—	—	—	—	34	—	34
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.5)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	65.0	3	(7,574)	4,348	2,437	(66)	(1)	(853)
Net income	—	—	—	—	111	—	—	111
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Stock option exercises	0.5	—	—	20	—	—	—	20
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.2)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	(1)	1	—	—	—	—
Balance as of September 30, 2025	64.3	$3	$(7,645)	$4,380	$2,510	$(69)	$—	$(821)
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
Financial Instruments—Credit Losses. In July 2025, the FASB issued new guidance amending the manner in which credit losses for accounts receivable and contract assets are determined. For public companies, the guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for these short-term assets. This guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Software costs. In September 2025, the FASB issued new guidance amending the accounting for and disclosure of software costs. The amendments update the framework for recognizing and disclosing costs related to software developed for internal use, including costs associated with website development. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Management fee revenues	$113	$112	$340	$339
Reimbursable revenues	105	104	317	298
Property management fees and reimbursable revenues	$218	$216	$657	$637
One of the associations that the Company manages paid the Travel and Membership segment $8 million and $9 million for exchange services during the three months ended September 30, 2025 and 2024, and $26 million during both the nine months ended September 30, 2025 and 2024.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	September 30, 2025	December 31, 2024
Deferred subscription revenue	$152	$151
Deferred VOI trial package revenue	146	142
Deferred VOI incentive revenue	91	86
Deferred exchange-related revenue (a)	61	58
Deferred co-branded credit card programs revenue	37	21
Deferred other revenue	4	1
Total	$491	$459

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of both September 30, 2025 and December 31, 2024, there were $2 million of these contractual liabilities included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Beginning balance	$459	$444
Additions	278	246
Revenue recognized	(246)	(239)
Ending balance	$491	$451
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of both September 30, 2025 and December 31, 2024, these capitalized costs were $49 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2025, the capitalized costs were $15 million, of which $10 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2024, these capitalized costs were $16 million, of which $11 million was included in Prepaid expenses and $5 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2025 - 9/30/2026	10/1/2026 - 9/30/2027	10/1/2027 - 9/30/2028	Thereafter	Total
Subscription revenue	$86	$33	$15	$18	$152
VOI trial package revenue	137	3	3	3	146
VOI incentive revenue	91	—	—	—	91
Exchange-related revenue	57	2	1	1	61
Co-branded credit card programs revenue	4	4	4	25	37
Other revenue	4	—	—	—	4
Total	$379	$42	$23	$47	$491

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Vacation Ownership
Vacation ownership interest sales	$494	$455	$1,352	$1,265
Property management fees and reimbursable revenues	218	216	657	637
Consumer financing	115	114	339	335
Fee-for-Service commissions	22	16	64	61
Ancillary revenues	27	24	74	60
Total Vacation Ownership	876	825	2,486	2,358

Travel and Membership
Transaction revenues	119	116	365	381
Subscription revenues	43	44	129	134
Ancillary revenues	7	8	20	23
Total Travel and Membership	169	168	514	538

Corporate and other
Ancillary revenues	1	1	2	2
Eliminations	(2)	(1)	(6)	(5)
Total Corporate and other	(1)	—	(4)	(3)

Net revenues	$1,044	$993	$2,996	$2,893

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income from continuing operations attributable to Travel + Leisure Co. Shareholders	$111	$97	$291	$260
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	—	—	32
Net income attributable to Travel + Leisure Co. shareholders	$111	$97	$291	$292

Basic earnings per share (a)
Continuing operations	$1.70	$1.40	$4.40	$3.68
Discontinued operations	—	—	—	0.45
	$1.70	$1.40	$4.40	$4.13

Diluted earnings per share (a)
Continuing operations	$1.67	$1.39	$4.35	$3.66
Discontinued operations	—	—	—	0.45
	$1.67	$1.39	$4.35	$4.11

Basic weighted average shares outstanding	65.2	69.8	66.1	70.7
RSUs,(b) PSUs (c) and NQs (d)	0.9	0.4	0.8	0.3
Diluted weighted average shares outstanding (e)	66.1	70.2	66.9	71.0

Dividends:
Aggregate dividends paid to shareholders (f)	$36	$35	$114	$108

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes less than 0.1 million and 0.4 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2025 and 0.7 million and 0.8 million of RSUs that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2024. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.8 million for both the three and nine months ended September 30, 2025 and 0.7 million of PSUs for both the three and nine months ended September 30, 2024, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the nine months ended September 30, 2025 and 0.9 million and 1.2 million of outstanding NQs that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2024. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.56 and $1.68 per share during the three and nine months ended September 30, 2025 and $0.50 and $1.50 per share during the three and nine months ended September 30, 2024.

Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2024	133.0	$6,646
Repurchases	4.0	210
As of September 30, 2025	137.0	$6,856
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of September 30, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $109 million since the inception of this program. As of September 30, 2025, the Company had $253 million of remaining availability in its program.
The Company incurred $1 million of excise tax related to share repurchases during both the nine months ended September 30, 2025 and 2024, included within Treasury stock on the Condensed Consolidated Balance Sheets.
5.    Acquisitions
Other. During the first quarter of 2025, the Company completed a business acquisition for consideration of $3 million. The fair value of purchase consideration was comprised of $1 million of cash paid at closing and $2 million to be paid in 2027. The acquisition resulted in the recognition of (i) $2 million of definite-lived intangible assets consisting of management agreements, and (ii) $1 million of Property and equipment, net. This business is included within the Vacation Ownership segment.
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

7.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Vacation ownership contract receivables:
Securitized (a)	$2,170	$2,293
Non-securitized (b)	1,076	940
Vacation ownership contract receivables, gross	3,246	3,233
Less: allowance for loan losses	654	614
Vacation ownership contract receivables, net	$2,592	$2,619

(a)Excludes $17 million and $19 million of accrued interest on VOCRs as of September 30, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both September 30, 2025 and December 31, 2024, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2025, the Company’s securitized VOCRs generated interest income of $82 million and $248 million. During the three and nine months ended September 30, 2024, the Company’s securitized VOCRs generated interest income of $84 million and $243 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the nine months ended September 30, 2025 and 2024, the Company had net VOCR originations of $1.18 billion and $1.14 billion, and received principal collections of $839 million and $734 million. The weighted average interest rate on outstanding VOCRs was 14.6% and 14.7% as of September 30, 2025 and December 31, 2024.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Allowance for loan losses, beginning balance	$614	$574
Provision for loan losses, net (a)	365	316
Contract receivables write-offs, net	(325)	(286)
Allowance for loan losses, ending balance	$654	$604

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

The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,976	$687	$140	$80	$208	$3,091
31 - 60 days	25	23	14	3	5	70
61 - 90 days	15	15	9	2	3	44
91 - 120 days	14	14	10	1	2	41
Total	$2,030	$739	$173	$86	$218	$3,246

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,935	$711	$136	$87	$193	$3,062
31 - 60 days	23	26	13	3	7	72
61 - 90 days	15	18	10	1	5	49
91 - 120 days	15	16	12	1	6	50
Total	$1,988	$771	$171	$92	$211	$3,233
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
The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$802	$198	$11	$24	$109	$1,144
2024	496	199	47	22	53	817
2023	283	127	41	13	22	486
2022	180	89	30	7	9	315
2021	82	39	15	2	6	144
Prior	187	87	29	18	19	340
Total	$2,030	$739	$173	$86	$218	$3,246

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$918	$279	$29	$38	$123	$1,387
2023	425	187	49	16	40	717
2022	255	120	36	9	11	431
2021	111	55	20	3	7	196
2020	56	25	7	3	7	98
Prior	223	105	30	23	23	404
Total	$1,988	$771	$171	$92	$211	$3,233

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Nine Months Ended
September 30, 2025
2025	$14
2024	167
2023	81
2022	36
2021	14
Prior	17
Total	$329
8.    Inventory
Inventory consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Completed VOI inventory	$998	$970
Estimated VOI recoveries	225	214
Land held for VOI development	29	29
VOI construction in process	13	10
Vacation exchange credits and other	4	4
Total inventory	$1,269	$1,227
As VOI inventory is completed, it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $8 million and $56 million during the nine months ended September 30, 2025 and 2024.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2024	$7
Purchases	94
Payments	(96)
September 30, 2025	$5

December 31, 2023	$8
Purchases	80
Payments	(83)
September 30, 2024	$5

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.

9.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Capitalized software	$837	$794
Building and leasehold improvements (a)	632	625
Furniture, fixtures and equipment	144	144
Finance lease assets	56	50
Construction in progress	50	21
Land	28	28
Total property and equipment	1,747	1,662
Less: accumulated depreciation and amortization	1,150	1,071
Property and equipment, net	$597	$591

(a)Includes $179 million and $192 million of unregistered VOI inventory as of September 30, 2025 and December 31, 2024.
10.    Debt
The Company’s indebtedness consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,627	$1,746
USD bank conduit facility (due August 2027) (c)	286	278
AUD/NZD bank conduit facility (due December 2026) (d)	111	99
Total	$2,024	$2,123

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$142	$196
$875 million 2024 secured term loan B (due December 2029) (g)	856	860
$350 million 6.60% secured notes (due October 2025) (h)	—	349
$650 million 6.625% secured notes (due July 2026)	648	648
$400 million 6.00% secured notes (due April 2027) (i)	402	403
$650 million 4.50% secured notes (due December 2029)	645	644
$350 million 4.625% secured notes (due March 2030)	348	347
$500 million 6.125% secured notes (due September 2033)	494	—
Finance leases	19	21
Total	$3,554	$3,468

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.28 billion and $2.41 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2025 and December 31, 2024.
(b)The carrying amounts of the term notes are net of deferred financing costs of $22 million and $23 million as of September 30, 2025 and December 31, 2024.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $12 million and $15 million as of September 30, 2025 and December 31, 2024, and net of unamortized debt financing costs of $16 million and $12 million as of September 30, 2025 and December 31, 2024.
(f)The weighted average effective interest rate on facility borrowings was 6.47% and 7.52% as of September 30, 2025 and December 31, 2024.
(g)The weighted average effective interest rate on facility borrowings was 6.92% and 7.04% as of September 30, 2025 and December 31, 2024.

(h)Includes $1 million of unamortized losses from the settlement of a derivative as of December 31, 2024.
(i)Includes $3 million and $4 million of unamortized gains from the settlement of a derivative as of September 30, 2025 and December 31, 2024.
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
Secured Notes
On August 19, 2025, the Company closed on a private offering of secured notes, with a face value of $500 million and an interest rate of 6.125%. Deferred financing costs for this transaction were $6 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears. The notes will mature on September 1, 2033, unless earlier redeemed in accordance with their terms. The proceeds of this offering were used to redeem all of the Company’s $350 million 6.60% secured notes due October 2025, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes.

Maturities and Capacity
The Company’s outstanding indebtedness as of September 30, 2025, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$232	$666	$898
Between 1 and 2 years	215	417	632
Between 2 and 3 years	430	12	442
Between 3 and 4 years	194	9	203
Between 4 and 5 years	195	1,956	2,151
Thereafter	758	494	1,252
	$2,024	$3,554	$5,578
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of September 30, 2025, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$747	$1,000
Less: outstanding borrowings	397	142
Less: letters of credit	—	43
Available capacity	$350	$815

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
As of September 30, 2025, the Company’s interest coverage ratio was 4.70 to 1.0 and the first lien leverage ratio was 3.27 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2025, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2025, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $60 million and $175 million during the three and nine months ended September 30, 2025, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $174 million for the nine months ended September 30, 2025.

The Company incurred interest expense of $63 million and $189 million during the three and nine months ended September 30, 2024, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of capitalized interest of less than $1 million during the three months ended September 30, 2024 and $1 million during the nine months ended September 30, 2024. Cash paid related to such interest was $187 million for the nine months ended September 30, 2024.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $101 million during the three and nine months ended September 30, 2025, and $35 million and $101 million during the three and nine months ended September 30, 2024. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $84 million for both the nine months ended September 30, 2025 and 2024.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2025	December 31, 2024
Securitized contract receivables, gross (a)	$2,170	$2,293
Securitized restricted cash (b)	87	92
Interest receivables on securitized contract receivables (c)	17	19
Other assets (d)	7	8
Total SPE assets	2,281	2,412
Non-recourse term notes (e) (f)	1,627	1,746
Non-recourse conduit facilities (e)	397	377
Other liabilities (g)	3	3
Total SPE liabilities	2,027	2,126
SPE assets in excess of SPE liabilities	$254	$286

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
(f)Includes deferred financing costs of $22 million and $23 million as of September 30, 2025 and December 31, 2024, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.08 billion and $940 million as of September 30, 2025 and December 31, 2024.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2025	December 31, 2024
SPE assets in excess of SPE liabilities	$254	$286
Non-securitized contract receivables	1,076	940
Less: allowance for loan losses	654	614
Total, net	$676	$612
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
As of September 30, 2025, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both September 30, 2025 and 2024.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,592	$2,827	$2,619	$2,900
Liabilities
Debt (Level 2)	$5,578	$5,571	$5,591	$5,537
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
13.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of September 30, 2025, the Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2025 and 2024, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2025 or 2024.
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
The Company’s effective tax rate was 30.0% and 25.3% for the three months ended September 30, 2025 and 2024. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by an increase in taxes on foreign income. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by a decrease in the valuation allowance on foreign tax credits.
The Company’s effective tax rate was 29.1% and 26.9% for the nine months ended September 30, 2025 and 2024. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by an increase in unrecognized tax benefits and taxes on foreign income offset by a decrease in state taxes. The effective tax rate for the nine months ended

September 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes, an increase in taxes on foreign income, and an increase in unrecognized tax benefits, partially offset by a decrease in the valuation allowance on foreign tax credits.
The Company made income tax payments, net of tax refunds, of $69 million and $74 million during the nine months ended September 30, 2025 and 2024.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$5	$5	$15	$15

Short-term lease cost	$4	$3	$11	$10

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$9	$8
Interest on lease liabilities	—	—	1	1
Total finance lease cost	$3	$3	$10	$9

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$86	$47
Operating lease liabilities	Accrued expenses and other liabilities	$139	$79

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$19	$21
Finance lease liabilities	Debt	$19	$21

Weighted average remaining lease term:
Operating leases		9.7 years	4.9 years
Finance leases		2.5 years	2.6 years
Weighted average discount rate:
Operating leases (b)		6.3%	6.2%
Finance leases		6.3%	6.5%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$22	$23
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$9	$8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$76	$19
Finance leases	$7	$8
The table below presents maturities of lease liabilities as of September 30, 2025 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2025	$7	$3
2026	25	9
2027	24	6
2028	21	3
2029	19	—
Thereafter	96	—
Total minimum lease payments	192	21
Amount of lease payments representing interest	(53)	(2)
Present value of future minimum lease payments	$139	$19
The Company has entered into a lease agreement for the relocation of its corporate headquarters which commenced on September 1, 2025. The lease term is for 15 years with two 5-year renewal options. The estimated average annual lease payments under this agreement are $7 million.

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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $4 million as of both September 30, 2025 and December 31, 2024. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2025, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $10 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 22—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
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
17.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	43	—	43
Balance, September 30, 2025	$(167)	$1	$(166)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, September 30, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	43	—	43
Balance, September 30, 2025	$(70)	$1	$(69)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2023	$(170)	$1	$(169)
Other comprehensive income	9	—	9
Balance, September 30, 2024	$(161)	$1	$(160)

Tax
Balance, December 31, 2023	$99	$—	$99
Other comprehensive income	—	—	—
Balance, September 30, 2024	$99	$—	$99

Net of Tax
Balance, December 31, 2023	$(71)	$1	$(70)
Other comprehensive income	9	—	9
Balance, September 30, 2024	$(62)	$1	$(61)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the nine months ended September 30, 2025 or 2024.
18.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.

Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2025, based on the number of awards granted at target performance levels, 9.5 million shares remained available.
Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2025, the Company granted incentive equity awards to key employees and senior officers of $39 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the nine months ended September 30, 2024, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the nine months ended September 30, 2025, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2024	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, September 30, 2025
RSUs
Number of RSUs	1.6	0.7	—	(0.6)	—	1.7	(d)
Weighted average grant price	$45.99	$54.28	$—	$48.00	$—	$48.81

PSUs
Number of PSUs	0.9	0.2	0.1	(0.3)	—	0.9	(e)
Weighted average grant price	$45.17	$54.46	$52.87	$52.87	$—	$46.10

NQs
Number of NQs	1.4	—	—	(0.5)	—	0.9	(f)
Weighted average grant price	$43.40	$—	$—	$42.29	$—	$44.00

(a)Represents additional shares awarded as the Company exceeded target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $59 million as of September 30, 2025, which is expected to be recognized over a weighted average period of 2.6 years.
(e)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $15 million as of September 30, 2025, which is expected to be recognized over a weighted average period of 2.1 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $38 million which would be recognized over a weighted average period of 0.4 years.
(f)There were 0.9 million NQs which were exercisable as of September 30, 2025. These exercisable NQs will expire over a weighted average period of 4.3 years and carry a weighted average grant date fair value of $9.08. There was no unrecognized compensation expense for NQs as of September 30, 2025.
The Company did not grant any stock options during the nine months ended September 30, 2025 or 2024. The fair value of stock options granted by the Company prior to 2024 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $22 million and $4 million from option exercises during the nine months ended September 30, 2025 and 2024. The total intrinsic value of options exercised was $10 million and less than $1 million during the nine months ended September 30, 2025 and 2024. The vest date fair value of shares that vested during the nine months ended September 30, 2025 and 2024 was $52 million and $34 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $12 million and $38 million during the three and nine months ended September 30, 2025, and $9 million and $29 million during the three and nine months ended September 30, 2024 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the nine months ended September 30, 2025 and 2024 the Company recognized $11 million and $8 million of tax benefits associated with stock-based compensation.
The Company paid $14 million and $9 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2025 and 2024. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the nine months ended September 30, 2025 and 2024 and recognized $1 million of compensation expense for each of these issuances. The purchase date fair value of shares issued under this plan was $5 million during both the nine months ended September 30, 2025 and 2024.
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

The following tables present the Company’s segment information (in millions):

	Three Months Ended September 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$876	(a)	$167		$1,043
Intersegment revenues	—		2		2
	876		169		1,045
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(2)
Total consolidated revenues					$1,044

Less:
Property management expense	170		—	(c)
Marketing	124	(d)	10
Commissions	116		—	(c)
General and administrative (e)	62		23
Sales administration	58		—	(c)
Consumer financing interest	33		—	(c)
Licensing fees	28		—	(c)
Developer obligations (f)	24		—	(c)
Fee-for-Service expenses	14		—	(c)
Cost of sales	7	(g)	52
Contact center	—	(c)	18
Resort services	—	(c)	7
Other segment items (h)	9		1
Reportable segment Adjusted EBITDA	$231		$58		$289
Other Adjusted EBITDA					(23)
Adjusted EBITDA					$266

Three Months Ended September 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$266
Stock-based compensation	(12)
Asset impairments, net (i)	(7)
Other (j)	(1)
Depreciation and amortization	(31)
Interest income	3
Interest expense	(60)
Income before income taxes	158
Provision for income taxes	(47)
Net income attributable to Travel + Leisure Co. shareholders	$111

(a)Includes $146 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $6 million of inventory impairments for the three months ended September 30, 2025, which are not included in the determination of Adjusted EBITDA.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income.
(i)Includes $6 million of inventory impairments for the three months ended September 30, 2025, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

(j)Represents adjustments for other items that meet the conditions of unusual and/or infrequent.

	Three Months Ended September 30, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$825	(a)	$167		$992
Intersegment revenues	—		1		1
	825		168		993
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(1)
Total consolidated revenues					$993

Less:
Property management expense	166		—	(c)
Marketing	116	(d)	11
Commissions	107		—	(c)
General and administrative (e)	57		25
Sales administration	50		—	(c)
Consumer financing interest	35		—	(c)
Cost of sales	27	(f)	45
Licensing fees	25		—	(c)
Developer obligations (g)	22		—	(c)
Fee-for-Service expenses	9		—	(c)
Contact center	—	(c)	19
Resort services	—	(c)	7
Other segment items (h)	9		(1)
Reportable segment Adjusted EBITDA	$202		$62		$264
Other Adjusted EBITDA					(22)
Adjusted EBITDA					$242

Three Months Ended September 30, 2024
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$242
Restructuring	(14)
Stock-based compensation	(9)
Asset impairments, net	(2)
Fair value change in contingent consideration	1
Legacy items	1
Depreciation and amortization	(29)
Interest income	3
Interest expense	(63)
Income before income taxes	130
Provision for income taxes	(33)
Net income attributable to Travel + Leisure Co. shareholders	$97

(a)Includes $125 million provision for loan losses, net.
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
(f)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(g)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income.

	Nine Months Ended September 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$2,486	(a)	$508		$2,994
Intersegment revenues	—		6		6
	2,486		514		3,000
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(6)
Total consolidated revenues					$2,996

Less:
Property management expense	511		—	(c)
Marketing	331	(d)	31
Commissions	317		—	(c)
General and administrative (e)	178		69
Sales administration	163		—	(c)
Consumer financing interest	101		—	(c)
Developer obligations (f)	84		—	(c)
Licensing fees	76		—	(c)
Cost of sales	52	(g)	152
Fee-for-Service expenses	40		—	(c)
Contact center	—	(c)	54
Resort services	—	(c)	23
Other segment items (h)	25		4
Reportable segment Adjusted EBITDA	$608		$181		$789
Elimination of intersegment Adjusted EBITDA					1
Other Adjusted EBITDA					(72)
Adjusted EBITDA					$718

Nine Months Ended September 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$718
Stock-based compensation	(38)
Asset impairments, net (i)	(8)
Other (j)	(1)
Depreciation and amortization	(92)
Interest income	6
Interest expense	(175)
Income before income taxes	410
Provision for income taxes	(119)
Net income attributable to Travel + Leisure Co. shareholders	$291

(a)Includes $365 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $6 million of inventory impairments for the nine months ended September 30, 2025, which are not included in the determination of Adjusted EBITDA.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.

(i)Includes $6 million of inventory impairments for the nine months ended September 30, 2025, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(j) Represents adjustments for other items that meet the conditions of unusual and/or infrequent.

	Nine Months Ended September 30, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$2,358	(a)	$533		$2,891
Intersegment revenues	—		5		5
	2,358		538		2,896
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(5)
Total consolidated revenues					$2,893

Less:
Property management expense	484		—	(c)
Marketing	314	(d)	33
Commissions	301		—	(c)
General and administrative (e)	168		74
Sales administration	145		—	(c)
Consumer financing interest	101		—	(c)
Developer obligations (f)	93		—	(c)
Cost of sales	82	(g)	145
Licensing fees	70		—	(c)
Fee-for-Service expenses	38		—	(c)
Contact center	—	(c)	60
Resort services	—	(c)	25
Other segment items (h)	19		3
Reportable segment Adjusted EBITDA	$543		$198		$741
Elimination of intersegment Adjusted EBITDA					1
Other Adjusted EBITDA					(65)
Adjusted EBITDA					$677

Nine Months Ended September 30, 2024
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$677
Stock-based compensation	(29)
Restructuring	(14)
Legacy items	(12)
Acquisition and divestiture related costs	(2)
Asset impairments, net	(2)
Fair value change in contingent consideration	1
Depreciation and amortization	(86)
Interest income	12
Interest expense	(189)
Income before income taxes	356
Provision for income taxes	(96)
Net income from continuing operations	260
Gain on disposal of discontinued business, net of income taxes	32
Net income attributable to Travel + Leisure Co. shareholders	$292

(a)Includes $316 million provision for loan losses, net.
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

	Nine Months Ended
	September 30,
Capital Expenditures	2025	2024
Vacation Ownership	$39	$38
Travel and Membership	13	15
Total reportable segments	52	53
Corporate and other	33	5
Total Company	$85	$58

Segment Assets (a)	September 30, 2025	December 31, 2024
Vacation Ownership	$5,173	$5,112
Travel and Membership	1,344	1,325
Total reportable segments	6,517	6,437
Corporate and other	375	298
Total Company	$6,892	$6,735

(a)Excludes investment in consolidated subsidiaries.
20.    Impairments and other charges
During the three and nine months ended September 30, 2025, the Company recorded $6 million of inventory impairments at the Vacation Ownership segment included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. These impairment charges are in connection with the strategic resort restructuring initiative discussed in Note 21—Restructuring.
The Company also recognized $1 million and $2 million of Asset impairments, net on the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2025. These impairments include $1 million related to held-for-sale assets and $1 million related to a tradename impairment at the Travel and Membership segment.
During both the three and nine months ended September 30, 2024, the Company recorded $2 million of impairments within Asset impairments, net on the Condensed Consolidated Statements of Income. These impairments included a $1 million trademark impairment and a $1 million impairment of cloud computing arrangements at the Travel and Membership segment.
21.    Restructuring
Strategic Resort Restructuring
In order to promote the long-term strength of its portfolio of vacation ownership resorts, the Company undertook a strategic review with the intent of optimizing the overall quality of the portfolio, maintaining affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified fourteen resorts requiring substantial upgrades or those that are located in markets that no longer align with owner preferences. As a result, during the third quarter of 2025, the Company proposed to the boards of the respective homeowners’ associations (“HOAs”) of the identified resorts, a court-supervised restructuring plan to remove select resorts from the Company’s portfolio and reduce the number of units at certain other resorts. As of September 30, 2025, the Company received confirmation of both HOA board and required member approvals of the proposed actions for three of the fourteen resorts, with member votes for the remaining eleven resorts scheduled to occur during the fourth quarter of 2025. The Company anticipates that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026.
In connection with these actions, during the third quarter of 2025, the Company incurred $6 million of inventory impairment charges at the Vacation Ownership segment related to the three resorts for which it had received confirmation of both HOA and member approval of the proposed actions. These charges are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. The Company also incurred $1 million of employee costs associated with these actions,which are included within Operating expense.
2024 Restructuring Plan
During the second half of 2024, the Company incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. The charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. As of December 31, 2024, all material initiative and related expenses had been incurred and the restructuring liability was $8 million. During the nine months ended September 30, 2025, this restructuring liability was reduced by $7 million of cash payments resulting in a remaining 2024 restructuring liability of $1 million as of September 30, 2025. This remaining liability is expected to be paid by the end of 2026.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2024. As of December 31, 2024, the restructuring liability related to these plans was $15 million. This liability was reduced by $2 million of cash payments during the nine months ended September 30, 2025. The remaining $13 million liability for restructuring plans implemented prior to 2024, all of which is related to leased facilities, is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of			Liability as of
	December 31, 2024	Costs Recognized	Cash Payments	September 30, 2025
Facility-related	$15	$—	$(2)	$13
Personnel-related	8	—	(7)	1
	$23	$—	$(9)	$14
22.    Transactions with Former Parent and Former Subsidiaries
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
As of September 30, 2025, the Company had $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. As of December 31, 2024, the Company had $24 million of ABG separation and related liabilities, all of which were tax related. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2025. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During the second quarter of 2024, the remaining indemnifications expired which resulted in the recognition of a $32 million Gain on disposal of discontinued business, net of income taxes, with an offsetting $12 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Condensed Consolidated Statements of Income.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £29 million ($39 million USD) at September 30, 2025. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2025, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was included in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. As of September 30, 2025, the estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

23.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during the nine months ended September 30, 2025 and 2024.
24.    Subsequent Event
Sierra Timeshare 2025-3 Receivables Funding LLC
On October 15, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-3 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 4.78%. The advance rate for this transaction was 98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, recessionary pressures, and any potential adverse economic impacts resulting from the U.S. federal government shutdown), travel restrictions, terrorism or acts of gun violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; the timing and amount of future dividends and share repurchases, if any; failure to obtain the necessary HOA, member and court approvals associated with our strategic resort restructuring; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
During the three and nine months ended September 30, 2025, our business saw continued demand for leisure travel which resulted in higher Gross VOI sales and Adjusted EBITDA growth at our Vacation Ownership business, as compared to the prior year. Tours in the third quarter increased both sequentially and as compared to the prior year. We believe this tour increase, coupled with a significant increase in volume per guest (“VPGs”) as compared to the prior year, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Although consumer sentiment progressively declined in the early months of 2025, our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales.
At our Travel and Membership business, the first nine months of 2025 continued to reflect the impacts of industry consolidation, which resulted in lower revenues. This decline was primarily attributed to a reduction in member counts and an increasing mix of exchange members with club affiliations. Exchange members with club affiliations have historically demonstrated a lower propensity to transact, which has contributed to a decline in exchange transactions. This decline was partially offset by continued growth in Travel Club transactions. Exchange revenue per transaction remained flat compared to the prior year, while Travel Club revenue per transaction declined. However, the overall improvement in Travel Club transactions outpaced the decline in revenue per transaction leading to increased revenue for this subset of the business, supporting this segment’s performance. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels.
We have seen an improvement in interest rates on our variable rate corporate borrowings which positively impacted our interest expense during the three and nine months ended September 30, 2025, and we anticipate continued savings following the refinancing of our revolving credit facility at the end of the second quarter, which reduced the associated interest rate spread on borrowings by 25 basis points at all pricing levels, along with anticipated savings resulting from the refinancing of our $350 million notes with a nearly 50 basis point interest rate reduction (see Note 10—Debt to the Condensed Consolidated Financial Statements for additional details on these refinancings). Additionally, we were able to close on two term securitizations during the first nine months of 2025 with comparable terms to our previous term transactions in 2024, and subsequent to the end of the third quarter we closed on a third securitization with the lowest coupon rate since 2022. These transactions demonstrate the strength of our business, even during times of market volatility.
While overall we have benefited from positive demand trends through the first nine months of the year, the sustained effects of inflationary pressures over time, high interest rates and risk of recession inherently result in uncertainty in business trends and consumer behavior. Recent tariff actions and other trade restrictions have increased this uncertainty.
Our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry and declines in, or disruptions to, the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.
Strategic Resort Restructuring
In order to promote the long-term strength of our portfolio of vacation ownership resorts, we recently undertook a strategic review with the intent of optimizing the overall quality of the portfolio, maintaining the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified fourteen resorts requiring substantial upgrades or that are located in markets that no longer align with owner preferences. As a result of this review, during the third quarter of 2025, we proposed to the boards of the respective homeowners’ associations (“HOAs”) a court-supervised restructuring plan to remove select resorts from our portfolio and to reduce the number of units at certain other resorts.
When completed, these actions are expected to result in significant annual savings attributable to the maintenance fees we incur on unsold VOIs at the identified resorts. Such savings would be partially offset by the loss of, or reduction in, the associated resort management fees earned at the impacted resorts.
Based on third-party valuation reviews of the resorts that have obtained HOA board and required member approvals for the proposed actions through September 30, 2025, we incurred $6 million of inventory impairment charges, which are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. The required member votes for the remaining eleven resorts identified by the review were scheduled to occur during the fourth quarter of 2025, with certain votes having already occurred subsequent to the end of the quarter. If all actions are approved for these remaining eleven resorts, it is estimated that we would incur additional inventory impairment charges of approximately $22 million.
In conjunction with these actions, we are expecting to also offer impacted owners holding interests in the identified resorts, including our vacation ownership clubs, the option to exchange their ownership interests in the identified resorts for an equivalent ownership interest in one of our other vacation ownership products. If such offers are made and accepted, we could incur additional impairment or other related charges that could be significant.

Additionally, we incurred $1 million of other charges in connection with this initiative consisting primarily of employee costs.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to put forth various initiatives, including Pillar Two rules which include the introduction of a global minimum tax at a rate of 15%. European Union member states agreed to implement the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive and most have already enacted legislation. A number of other countries are also implementing similar legislation. As of September 30, 2025, based on the countries in which we do business that have enacted legislation effective

January 1, 2025, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the G7 Statement on Global Minimum Tax to effectively exempt U.S. multinationals from certain provisions of Pillar Two.
Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. The legislation has multiple effective dates. For the provisions effective in 2025, there was no material impact to our effective tax rate for the quarter ended September 30, 2025, and we do not expect the impact to be material to our full year 2025 effective tax rate. For the provisions, effective in 2026, we are currently assessing the potential impact of these law changes on our business and financial results.
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
OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2025 and 2024. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2025	2024	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$682	$606	12.6
Tours (in 000s) (c)	200	195	2.3
Volume per guest (d)	$3,304	$3,012	9.7
Travel and Membership
Transactions (in 000s) (e)
Exchange	206	212	(2.9)
Travel Club	216	166	30.0
Total transactions	422	378	11.6
Revenue per transaction(f)
Exchange	$351	$354	(0.8)
Travel Club	$215	$244	(12.1)
Total revenue per transaction	$281	$306	(8.0)
Average number of exchange members (in 000s) (g)	3,322	3,386	(1.9)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2025 and 2024 (in millions):

	2025	2024
Vacation ownership interest sales, net	$494	$455
Loan loss provision	146	125
Gross VOI sales, net of Fee-for-Service sales	640	580
Fee-for-Service sales (1)	42	26
Gross VOI sales	$682	$606

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $22 million and $16 million for the three months ended September 30, 2025 and 2024. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.
THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2025	2024	Favorable/(Unfavorable)
Net revenues	$1,044	$993	$51
Expenses	830	804	(26)
Operating income	214	189	25
Interest expense	60	63	3
Other (income), net	(1)	(1)	—
Interest (income)	(3)	(3)	—
Income before income taxes	158	130	28
Provision for income taxes	47	33	(14)
Net income attributable to Travel + Leisure Co. shareholders	$111	$97	$14
Net revenues increased $51 million for the three months ended September 30, 2025, compared with the same period last year. This increase was unfavorably impacted by foreign currency of $1 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$52 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales resulting from an increase in VPG due to a higher owner upgrade transaction mix which generally produce higher VPGs and an increase in tours; higher commission revenues; and VOI trial package and incentive revenues; as well as
•$1 million of increased revenues at our Travel and Membership segment primarily due to an increase in transaction revenue as a result of higher Travel club transactions.
Expenses increased $26 million for the three months ended September 30, 2025, compared with the same period last year. This increase in expenses was not materially impacted by foreign currency. The increase in expenses was primarily the result of:
•$18 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;

•$11 million increase in general and administrative expenses due to higher professional fees and variable compensation;
•$10 million increase in marketing costs in support of increased tour flow and sales volume at the Vacation Ownership segment;
•$7 million increase in cost of sales at the Travel and Membership segment due to the increase in Travel Clubs transactions and a heavier weighting of rentals;
•$6 million of inventory impairment charges at the Vacation Ownership segment resulting from our strategic resort restructuring;
•$5 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$5 million increase in sales and commission expense for VOI Fee-for-Service sales due to increased volume.
These increases were partially offset by:
•$19 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume; and a
•$14 million decrease in restructuring expense due to the 2024 restructuring plan.
Interest expense decreased $3 million for the three months ended September 30, 2025 compared with the same period last year primarily due to lower effective interest rates on variable rate corporate borrowings.
Our effective tax rates were 30.0% and 25.3% during the three months ended September 30, 2025 and 2024. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by an increase in taxes on foreign income. The effective tax rate for the three months ended September 30, 2024 was primarily impacted by a decrease in the valuation allowance on foreign tax credits.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $14 million for the three months ended September 30, 2025 as compared to the same period last year.
Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2025	2024
Vacation Ownership	$876	$825
Travel and Membership	169	168
Total reportable segments	1,045	993
Corporate and other (a)	(1)	—
Total Company	$1,044	$993

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$111	$97
Interest expense	60	63
Interest (income)	(3)	(3)
Provision for income taxes	47	33
Depreciation and amortization	31	29
Stock-based compensation	12	9
Asset impairments, net (b)	7	2
Other (c)	1	—
Restructuring	—	14
Legacy items	—	(1)
Fair value change in contingent consideration	—	(1)
Adjusted EBITDA	$266	$242

	Three Months Ended
	September 30,
Adjusted EBITDA	2025	2024
Vacation Ownership	$231	$202
Travel and Membership	58	62
Total reportable segments	289	264
Corporate and other (a)	(23)	(22)
Total Company	$266	$242

(a)Includes the elimination of transactions between segments.
(b)Includes $6 million of inventory impairments for the three months ended September 30, 2025, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(c)Represents adjustments for other items that meet the conditions of unusual and/or infrequent.
Vacation Ownership
Net revenues increased $51 million and Adjusted EBITDA increased $29 million for the three months ended September 30, 2025, compared with the same period of 2024. The net revenue increase was unfavorably impacted by foreign currency of $1 million and Adjusted EBITDA was not materially impacted by foreign currency.
The net revenue increase, excluding immaterial foreign currency impacts, was primarily driven by:
•$61 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 9.7% increase in VPG due to a higher owner upgrade transaction mix (66% in the current period compared to 63% in the same period of 2024) which generally produce higher VPGs, and a 2.3% increase in tours;
•$6 million increase in commission revenues due to higher volume of VOI Fee-for-Service sales;
•$3 million increase in other revenues due to higher VOI travel package and incentive revenues; and a
•$2 million increase in property management revenues primarily due to higher management fees.
These increases were partially offset by a $21 million increase in our provision for loan losses primarily due to increased Gross VOI sales, net of Fee-for-Service sales and a higher provision rate associated with increased defaults.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by:
•$18 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales;
•$11 million increase in marketing costs in support of increased tour flow and sales volume;
•$5 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$5 million increase in sales and commission expense for VOI Fee-for-Service sales due to increased volume; and a
•$5 million increase in general and administrative expenses due to higher professional fees and variable compensation.
These increases were partially offset by a $19 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume.
Travel and Membership
Net revenues increased $1 million and Adjusted EBITDA decreased $4 million during the three months ended September 30, 2025, compared with the same period of 2024. The net revenue increase was not materially impacted by foreign currency. The Adjusted EBITDA decrease was unfavorably impacted by foreign currency of $1 million.
The increase in net revenues was primarily driven by a $3 million increase in transaction revenue due to an 11.6% increase in transactions, driven by significant growth in Travel Clubs transactions, partially offset by an 8.0% decrease in revenue per transaction; and a $2 million decrease in subscription revenue.
In addition to the net revenue increase explained above, Adjusted EBITDA was further impacted by:
•$7 million increase in cost of sales due to the increase in Travel Clubs transactions and a heavier weighting of rentals; partially offset by
• $3 million of employee related cost savings mostly due to the 2024 strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations.

Corporate and other
For the three months ended September 30, 2025 compared to the same period of 2024, Corporate and other net revenue decreased $1 million due to higher intersegment eliminations, and Adjusted EBITDA decreased $1 million driven by higher advertising expenses.
NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2025	2024	Favorable/(Unfavorable)
Net revenues	$2,996	$2,893	$103
Expenses	2,420	2,366	(54)
Operating income	576	527	49
Interest expense	175	189	14
Other (income), net	(3)	(6)	(3)
Interest (income)	(6)	(12)	(6)
Income before income taxes	410	356	54
Provision for income taxes	119	96	(23)
Net income from continuing operations	291	260	31
Gain on disposal of discontinued business, net of income taxes	—	32	(32)
Net income attributable to Travel + Leisure Co. shareholders	$291	$292	$(1)
Net revenues increased $103 million for the nine months ended September 30, 2025 compared with the same period last year. This increase was unfavorably impacted by foreign currency of $6 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$133 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of higher owner upgrade transaction mix which generally produce higher VPGs and an increase in tours; higher property management revenues resulting from higher property management fees and reimbursable revenues; and higher travel package and incentive revenues. This increase in revenues was partially offset by:
•$23 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue due to lower exchange transactions and lower revenue per transaction.
Expenses increased $54 million for the nine months ended September 30, 2025 compared with the same period last year and were favorably impacted by foreign currency of $3 million. Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$34 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$28 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$21 million increase in marketing costs driven by our Vacation Ownership segment in support of increased sales volume and tour flow;
•$9 million increase in general and administrative expenses driven by $20 million of higher professional fees, variable compensation, advertising costs, and stock-based compensation; partially offset by a $13 million decrease in legacy expenses driven by the prior year reversal of a $12 million receivable representing Wyndham Hotels’ one-third portion of an expired guarantee associated with the sale of the European vacation rentals business;
•$7 million increase in cost of sales at the Travel and Membership segment due to the increase in Travel Clubs transactions and a heavier weighting of rentals;
•$6 million increase in depreciation and amortization and a;
•$6 million inventory impairment at the Vacation Ownership segment resulting from our strategic resort restructuring initiative.
These increases were partially offset by:
•$29 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume;

•$14 million decrease in restructuring due to the 2024 restructuring plan;
•$9 million decrease in developer obligations due to increased monetization of unsold VOIs; and
•$6 million of operating cost savings at the Travel and Membership segment driven by the strategic restructuring of the segment in the prior year.
Interest expense decreased $14 million for the nine months ended September 30, 2025 compared with the same period last year, primarily due to lower effective interest rates on variable rate corporate borrowings.
Other income, net of other expense decreased $3 million for the nine months ended September 30, 2025, compared with the same period last year, primarily due to asset sales during the prior period.
Interest income decreased $6 million for the nine months ended September 30, 2025 compared with the same period last year primarily due to a lower investment balance.
Our effective tax rates were 29.1% and 26.9% for the nine months ended September 30, 2025 and 2024. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by an increase in unrecognized tax benefits and taxes on foreign income offset by a decrease in state taxes. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the portion of stock-based compensation expense that is not deductible for tax purposes, an increase in taxes on foreign income, and an increase in unrecognized tax benefits, partially offset by a decrease in the valuation allowance on foreign tax credits.
Gain on disposal of discontinued business, net of income taxes was $32 million during the nine months ended September 30, 2024, primarily resulting from the release of expired guarantees related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $1 million for the nine months ended September 30, 2025 as compared to the same period last year.
Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2025	2024
Vacation Ownership	$2,486	$2,358
Travel and Membership	514	538
Total reportable segments	3,000	2,896
Corporate and other (a)	(4)	(3)
Total Company	$2,996	$2,893

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$291	$292
Gain on disposal of discontinued business, net of income taxes	—	(32)
Interest expense	175	189
Interest (income)	(6)	(12)
Provision for income taxes	119	96
Depreciation and amortization	92	86
Stock-based compensation	38	29
Asset impairments, net (b)	8	2
Other (c)	1	—
Restructuring	—	14
Legacy items	—	12
Acquisition and divestiture related costs	—	2
Fair value change in contingent consideration	—	(1)
Adjusted EBITDA	$718	$677

	Nine Months Ended
	September 30,
Adjusted EBITDA	2025	2024
Vacation Ownership	$608	$543
Travel and Membership	181	198
Total reportable segments	789	741
Corporate and other (a)	(71)	(64)
Total Company	$718	$677

(a)Includes the elimination of transactions between segments.
(b)Includes $6 million of inventory impairments for the nine months ended September 30, 2025, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(c)Represents adjustments for other items that meet the conditions of unusual and/or infrequent.
Vacation Ownership
Net revenues increased $128 million and Adjusted EBITDA increased $65 million during the nine months ended September 30, 2025 compared with the same period of 2024. The net revenue increase was unfavorably impacted by foreign currency of $5 million and Adjusted EBITDA was unfavorably impacted by foreign currency of $3 million.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$141 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 7.5% increase in VPG due to a higher owner upgrade transaction mix (67% in the current year compared to 63% in the same period of 2024) which generally produce higher VPGs and a 1.5% increase in tours;
•$22 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$14 million increase in other operating revenue primarily due to higher VOI travel package and incentive revenues; and a
•$4 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $50 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for-Service sales and a higher provision rate associated with increased defaults.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$34 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$28 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$24 million increase in marketing costs in support of increased sales volume and tour flow;
•$10 million increase in general and administrative expenses due to higher professional fees and variable compensation; and a
•$3 million increase in other operating expenses due to higher VOI travel package and incentive expenses.
These increases were partially offset by an:
•$29 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume; and a
•$9 million decrease in developer obligations due to increased monetization of unsold VOIs.
Travel and Membership
Net revenues decreased $24 million and Adjusted EBITDA decreased $17 million during the nine months ended September 30, 2025 compared with the same period of 2024. The net revenue and Adjusted EBITDA decreases were both unfavorably impacted by foreign currency of $1 million.
The decrease in net revenues, excluding foreign currency impacts, was primarily driven by a $21 million decrease in Exchange transaction revenue due to a 9.1% decrease in Exchange transactions partially offset by a $6 million increase in Travel Clubs transaction revenue due to a 13.1% increase in Travel Clubs transactions and a 4.5% decrease in total revenue per transaction; a $5 million decrease in subscription revenues; and a $2 million decrease in ancillary revenues. Transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity offset by significant growth in Travel clubs transactions.

In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$7 million increase in cost of sales due to increased Travel Clubs transactions and a heavier weighting of rentals partially offset by;
•$11 million of cost savings primarily driven by the 2024 strategic restructuring of this segment, which focused on enhancing organizational efficiency and rationalizing operations, including $6 million of operating costs, $3 million of general and administrative expenses, and $2 million of marketing; and
•$3 million of facilities and cloud savings.
Corporate and other
For the nine months ended September 30, 2025, Corporate and other net revenue decreased $1 million due to higher intersegment eliminations and Adjusted EBITDA decreased $7 million compared to 2024. The adjusted EBITDA decrease was driven by $6 million of advertising expenses.
RESTRUCTURING PLANS
Strategic Resort Restructuring
In order to promote the long-term strength of its portfolio of vacation ownership resorts, we undertook a strategic review with the intent of optimizing the overall quality of the portfolio, maintaining affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified fourteen resorts requiring substantial upgrades or those that are located in markets that no longer align with owner preferences. As a result, during the third quarter of 2025, we proposed to the boards of the respective HOAs of the identified resorts, a court-supervised restructuring plan to remove select resorts from our portfolio and reduce the number of units at certain other resorts. As of September 30, 2025, we have received confirmation of both HOA board and required member approvals of the proposed actions for three of the fourteen resorts, with member votes for the remaining eleven resorts scheduled to occur during the fourth quarter of 2025. We anticipate that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026.
In connection with these actions, during the third quarter of 2025, we incurred $6 million of inventory impairment charges at the Vacation Ownership segment related to the three resorts for which it had received confirmation of both HOA and member approval of the proposed actions. These charges are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. We also incurred $1 million of employee costs associated with these actions, which are included within Operating expense.
2024 Restructuring Plan
During the second half of 2024, we incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. As of December 31, 2024, this restructuring liability was $8 million. The 2024 restructuring liability was reduced by $7 million of cash payments during the nine months ended September 30, 2025. The remaining 2024 restructuring liability of $1 million is expected to be paid by the end of 2026.
Prior Restructuring Plans
We also have plans that were implemented prior to 2024, for which we made $2 million of cash payments during the nine months ended September 30, 2025. The remaining liability of $13 million under these plans is expected to be paid by the end of 2029. See Note 21—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	September 30, 2025	December 31, 2024	Change
Total assets	$6,892	$6,735	$157
Total liabilities	$7,713	$7,615	$98
Total (deficit)	$(821)	$(880)	$59
Total assets increased by $157 million from December 31, 2024 to September 30, 2025, primarily due to:
•$73 million increase in Cash and cash equivalents driven by $516 million of net cash provided by operating activities, $494 million net proceeds from the issuance of $500 million 6.125% secured notes due September 2033, and $27 million received from the issuance of common stock driven by option exercises and participation in our employee stock purchase plan, partially offset by repayment of the $350 million 6.60% secured notes due October 2025, $211 million of cash paid for share repurchases, $114 million of dividend payments, $106 million of net payments on non-recourse debt, $85 million of property and equipment additions, and $54 million of net payments on the revolving credit facility;
•$42 million increase in Inventory driven by $96 million of inventory acquisitions and $8 million of net transfers of completed VOI inventory from property and equipment, partially offset by $58 million from the sale of VOI inventory;
•$18 million increase in Trade receivables, net, due to a $17 million increase in Fee-for-Service commission receivables; and a
•$16 million increase in Prepaid expenses driven by a $13 million increase in prepaid maintenance due to timing of contract renewals.
These increases were partially offset by a $27 million decrease in Vacation ownership contract receivables, net driven by $839 million of principal collections and net provision for loan losses of $365 million, partially offset by $1.18 billion of VOI originations.
Total liabilities increased by $98 million from December 31, 2024 to September 30, 2025, primarily due to:
•$86 million increase in Debt primarily due to the issuance of the $500 million 6.125% secured notes due September 2033, partially offset by the repayment of the $350 million 6.60% secured notes due October 2025, and $54 million of net payments on the revolving credit facility;
•$41 million increase in Deferred income taxes primarily driven by installment sales;
•$39 million increase in Accrued expenses and other liabilities primarily due to a new $61 million lease for our corporate headquarters, partially offset by a $23 million decrease in ABG separation and related liabilities, and a $15 million decrease in accrued payroll and related costs, primarily employee bonus and commissions; and a
•$32 million increase in Deferred income driven by an increase of $16 million related to co-branded credit card programs, $5 million increase in deferred VOI incentive revenue, and a $4 million increase in deferred VOI trial package revenues.
These increases were partially offset by a $99 million decrease in Non-recourse vacation ownership debt driven by $106 million net repayments, partially offset by $6 million of foreign exchange impacts.
Total deficit decreased $59 million from December 31, 2024 to September 30, 2025, primarily due to $291 million of Net income attributable to Travel + Leisure Co. shareholders; $43 million of favorable currency translation adjustments driven by fluctuations in exchange rates, primarily the British pound sterling, Australian dollar, and the Euro; $38 million change in stock-based compensation, and $22 million from stock option exercises; partially offset by $210 million of share repurchases and $116 million of dividends.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $650 million notes due in July 2026. Our discussion below highlights these sources of liquidity and how they have been utilized to support our cash needs.

Cash and Cash Equivalents
As of September 30, 2025, we had $240 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. During the second quarter of 2025, we entered into the seventh amendment to the agreement governing our $1.0 billion revolving credit and term loan B facilities (“Seventh Amendment”). The Seventh Amendment refinanced and extended the maturity date of the revolving credit facility from October 2026 to June 2030, and among other things, reduced pricing spreads on borrowings and letters of credit at all pricing levels by 25 basis points. See Note 10—Debt to the Condensed Consolidated Financial Statements for additional details regarding the Seventh Amendment. The facility had $815 million of available capacity as of September 30, 2025.
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
As of September 30, 2025, our interest coverage ratio was 4.70 to 1.0 and our first lien leverage ratio was 3.27 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2025, we were in compliance with the financial covenants described above.
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
During the third quarter of 2025, we issued secured notes due September 2033, with a face value of $500 million and an interest rate of 6.125%. The proceeds of this offering were used to redeem all of our $350 million 6.60% secured notes due October 2025, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes.
These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of September 30, 2025, we had $3.39 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2026 to 2033.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On December 20, 2024, we renewed our AUD/NZD bank conduit facility, extending its term through December 2026. On April 17, 2025, we renewed our USD bank conduit facility, extending its term through August 2027. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, amounting to a combined capacity of $747 million ($350 million available as of September 30, 2025), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $350 million and $300 million during the first and third quarters of 2025, and subsequent to the end of the quarter, we closed on additional securitization financings of $300 million. During the full year of

2024, we closed on $1.05 billion of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2025, all of our securitized loan pools were in compliance with applicable contractual triggers.
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
Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of September 30, 2025 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	10/1/25 - 9/30/26	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	10/1/29 - 9/30/30	Thereafter	Total
Debt (a)	$667	$415	$12	$9	$1,976	$500	$3,579
Non-recourse debt (b)	243	221	433	195	196	758	2,046
Interest on debt (c)	312	255	223	204	111	111	1,216
Purchase commitments (d)	292	396	160	118	19	99	1,084
Operating leases	26	24	22	21	13	86	192
Total (e)	$1,540	$1,311	$850	$547	$2,315	$1,554	$8,117

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $523 million for marketing related activities, $383 million related to the development of vacation ownership properties, and $129 million for information technology activities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $550 million outstanding as of September 30, 2025. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of September 30, 2025, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.
CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Nine Months Ended September 30,
Cash provided by/(used in)	2025	2024	Change
Operating activities:	$516	$366	$150
Investing activities:	(78)	(101)	23
Financing activities:	(360)	(374)	14
Effects of changes in exchange rates on cash and cash equivalents	7	—	7
Net change in cash, cash equivalents and restricted cash	$85	$(109)	$194
Operating Activities
Net cash provided by operating activities increased $150 million for the nine months ended September 30, 2025 compared to the prior year. This increase was primarily attributable to the Net income decline of $1 million being more than offset by a $137 million increase in non-cash addbacks. The increase in non-cash addbacks was driven by a $49 million increase in the provision for loan losses and the $32 million Gain on disposal of discontinued business, net of income taxes in the prior year. In addition, working capital deductions decreased by $14 million, reflecting $65 million of higher net collections on VOCRs and a $27 million increase in deferred income driven by our co-branded credit card programs; partially offset by $45 million of higher trade receivables, and a $41 million increase in net inventory acquisitions.
Investing Activities
Net cash used in investing activities decreased $23 million during the nine months ended September 30, 2025 compared to the prior year. This decrease is primarily due to $44 million paid for the acquisition of Accor Vacation Club during 2024 and $8 million of net proceeds from the sale of investments during the current year, partially offset by a $27 million increase in capital expenditures.
Financing Activities
Net cash used in financing activities decreased $14 million during the nine months ended September 30, 2025 compared to the prior year. This variance was primarily due to a $120 million increase in net proceeds from corporate debt, partially offset by a $63 million increase in net payments on non-recourse debt and $49 million increase in share repurchases.
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

During the nine months ended September 30, 2025, we spent $96 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. As such, we expect to remain below historical levels of spending for vacation ownership development projects in 2025 with anticipated full year spending between $130 million and $140 million. After factoring in the anticipated additional annual spending, we expect to have adequate inventory to support vacation ownership sales through at least the next four to five years.
During the nine months ended September 30, 2025, we spent $85 million on capital expenditures, primarily for information technology, a new corporate office, and sales center improvement projects. During 2025, we anticipate spending between $120 million and $130 million on capital expenditures, primarily for continuation of information technology digital and new club initiatives, sales center facility and related system enhancements, resort improvements, and the new corporate office.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of September 30, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. During the nine months ended September 30, 2025, we repurchased 4.0 million shares at an average price of $52.43 for a cost of $210 million, bringing the total share repurchased under this authorization to $6.86 billion. Since the inception of this program, proceeds received from stock option exercises have increased the repurchase capacity by $109 million, resulting in $253 million of remaining availability under this program as of September 30, 2025.
The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.56 per share during the first, second, and third quarters of 2025 and $0.50 per share during the first, second, and third quarters of 2024. The aggregate dividends paid to shareholders were $114 million and $108 million during the nine months ended September 30, 2025 and 2024. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2025 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2025 compared to 2024.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $4 million increase or decrease in annual debt interest expense during the nine months ended September 30, 2025. A hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $6 million increase or decrease in annual debt interest expense during the nine months ended September 30, 2024. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $7 million and $6 million during the nine months ended September 30, 2025 and 2024, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2025, was $397 million in non-recourse debt and $998 million in corporate debt. A 100 basis point change in the underlying interest rates as of September 30, 2025 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $10 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at September 30, 2024, was $369 million in non-recourse debt and $1.14 billion in corporate debt. A 100 basis point change in the underlying interest rates as of September 30, 2024 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $11 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2025, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
July 2025 (July 1-31)	448,278	$58.42	448,278	$296,686,688
August 2025 (August 1-31)	523,190	$60.19	523,190	$265,197,761
September 2025 (September 1-30)	197,292	$62.48	197,292	$252,871,901
Total	1,168,760	$59.90	1,168,760	$252,871,901
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
4.1
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019).

4.2
Fourth Supplemental Indenture, dated August 19, 2025, between Travel + Leisure Co. and U.S. Bank Trust Company, National Association, as Trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 19, 2025).

4.3	Form of 6.125% Note due 2033 (included in Exhibit 4.2).
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: October 22, 2025	By:	/s/ Erik Hoag
Erik Hoag
Chief Financial Officer

Date: October 22, 2025	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer