Form 10-K
period 2025-12-31
Travel & Leisure Co.
filed 2026-02-18
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number. 001-32876
TRAVEL + LEISURE CO.
(Exact name of Registrant as Specified in Its Charter)

Delaware		20-0052541
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
501 W. Church St.		32805
Orlando,	Florida	(Zip Code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was $3,302,014,433. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2026, the registrant had outstanding 62,397,734 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement prepared for our 2026 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:
Adjusted EBITDA    A non-GAAP measure, defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries and inventory write-downs associated with the Company’s resort optimization initiative, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. and Avis Budget Group, Inc., and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business.
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
HOA    Homeowners’ Association
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
VOI     Vacation Ownership Interest
VPG    Volume Per Guest
Wyndham Hotels    Wyndham Hotels & Resorts, Inc.
Wyndham Worldwide    Wyndham Worldwide Corporation

PART I
Forward Looking Statements
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “guidance,” “commitments,” “continue,” “future,” “outlook” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, and recessionary pressures), travel restrictions, terrorism or acts of violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; compliance with consumer privacy laws; the timing and amount of future dividends and share repurchases, if any; failure to obtain the remaining necessary homeowners’ association (“HOA”), member, and court approvals associated with our resort optimization initiative; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
ITEM 1.     BUSINESS
Company Overview
Travel + Leisure Co. is a leading leisure travel company. We provide vacation experiences and travel inspiration to millions of owners, members, and subscribers through our diverse portfolio of products and services. Travel + Leisure Co. has the following segments as of December 31, 2025:
•Vacation Ownership includes the world’s largest vacation ownership business based on number of owners and resorts, with 797,000 owner families and more than 280 vacation club resort locations. We provide vacation ownership experiences under popular hospitality and leisure brands, including Club Wyndham, WorldMark, Margaritaville Vacation Club, Sports Illustrated Resorts, Eddie Bauer Adventure Club, and Accor Vacation Club.
•Travel and Membership includes our Exchange and Travel Club business lines. RCI is the world’s largest exchange company based on the number of members and affiliated resorts, with 3.3 million members and 3,600 affiliated resorts in its network. Our Travel Club business line seeks to capture a greater share of its members’ travel budgets by offering a variety of tailored travel products and services to closed user groups, including through Travel + Leisure GO, RCI, and Travel + Leisure For Business, our business-to-business (“B2B”) private-label travel club solutions for associations, organizations, and other partners.
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
On January 5, 2021, we acquired the Travel + Leisure brand and all related assets from People Inc. (formerly Dotdash Meredith and Meredith Corporation). The acquisition created a strategic alliance between Travel + Leisure Co. and People Inc., with People Inc. continuing to operate and monetize Travel + Leisure branded multi-platform media assets across multiple channels under a 30-year royalty-free, renewable licensing relationship. In connection with this acquisition, on February 17, 2021, Wyndham Destinations, Inc. was renamed Travel + Leisure Co. and trades on the NYSE under the ticker symbol TNL. See Note 5—Acquisitions to the Consolidated Financial Statements for more information.
Business Strategy
We are focused on leisure travel, and our mission is to “Put the World on Vacation.” Travel + Leisure Co. has been a leader in the travel membership business for over 50 years. Our strategy is to accelerate the growth of our global businesses by broadening the strength of our cornerstone timeshare business through a multi-brand expansion strategy, and our exchange businesses by creating depth of leisure travel products and services through growth of our travel clubs.
BUSINESS DESCRIPTIONS
We report results of operations for the following reportable segments, which are described in more detail below:
•Vacation Ownership, substantially comprised of the vacation ownership product lines: Club Wyndham, WorldMark, Margaritaville Vacation Club, Sports Illustrated Resorts, Eddie Bauer Adventure Club, and Accor Vacation Club.
•Travel and Membership, comprised of Exchange and Travel Club.
Our business segments generate diversified revenue streams and significant cash flow. In 2025, we generated 46% of our revenues from the sale of vacation ownership interests, 40% from our fee-for-service revenue streams, 11% from our consumer financing revenue stream, and 3% from other ancillary revenue streams.
Our businesses have both domestic and international operations. During 2025, we derived 88% of our revenues in the United States (“U.S.”) and 12% internationally. For further details on our segment revenues, expenses, assets, and geographical operations, see Note 23—Segment Information to the Consolidated Financial Statements.
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
•certainty of vacations; and
•certainty of quality accommodations.
Vacation Ownership Overview
Our Vacation Ownership reportable segment is substantially comprised of the vacation ownership product lines: Club Wyndham, WorldMark, Margaritaville Vacation Club, Sports Illustrated Resorts, Eddie Bauer Adventure Club, and Accor Vacation Club; and is the world’s largest vacation ownership business based on number of resorts and owners. We develop and acquire vacation ownership resorts, market and sell VOIs, provide consumer financing for the majority of the VOI sales, and provide property management services to property owners’ associations. As of December 31, 2025, we had more than 280 vacation ownership resorts in the U.S., Canada, Mexico, the Caribbean, and Asia Pacific that represent 29,000 individual vacation ownership units and 797,000 owner families. Our programs allow us to market and sell our vacation ownership products in variable quantities and to offer existing owners “upgrade” sales to supplement their existing VOIs.
Strategies
Our goal is to strengthen our leadership position in the vacation ownership industry and generate consistent and long-term value for our shareholders. To achieve this goal, we intend to pursue the following strategies:
Optimize the revenue potential of our existing owner base as well as enhance our upgrade pipeline through the addition of new owners. We have strong embedded revenue potential through our existing owner base. We earn interest revenue on our portfolio as well as club and resort management fees. We also seek to enhance our future upgrade pipeline through sales to new owners. On average, new owners nearly double their initial VOI purchase within six years, resulting in predictable, high-margin future revenue streams.
Maximize our relationship with Wyndham Hotels. We have a long-term, exclusive license agreement and marketing arrangements with Wyndham Hotels, the world’s largest hotel franchising company by number of franchised properties, with approximately 8,300 hotels across approximately 100 countries as of September 30, 2025. The Wyndham Hotels loyalty program, Wyndham Rewards, had approximately 121 million enrolled members as of September 30, 2025, many of whom fit our target new-customer demographic, providing us with a substantial customer sourcing opportunity to drive future VOI sales. We plan to leverage this sales channel through initiatives such as enhanced call transfers, online marketing, in-hotel marketing, and online rentals of vacation ownership resorts. Volume per guest (“VPG”) on these affinity marketing tours is generally higher than other tours, helping to increase margins on new owner sales.
Leverage our relationships with, and add new, leading leisure and hospitality brands to our portfolio. We have long-term, exclusive license agreements and marketing arrangements associated with Accor Vacation Club, Eddie Bauer Adventure Club, Margaritaville Vacation Club, and Sports Illustrated Resorts, and we are seeking to add additional brands. We expect this multi-brand strategy to allow us to expand within our existing markets, extend into new markets and support lead generation for new owner tours.
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
•Volume per guest — Gross VOI sales (excluding telesales and virtual sales) divided by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel.
Sales and Marketing
We employ a variety of marketing channels to encourage prospective owners of VOIs to tour our properties and attend sales presentations at our resort-based sales centers as well as offsite sales offices. Our resort-based sales centers also enable us to actively solicit upgrade sales to existing owners of VOIs while they vacation at our resorts. Additionally, we operate telesales and virtual sales programs designed to reach and solicit upgrade sales to existing owners we were not able to market to during their vacations. In total VOI upgrade sales represented 72% and 68% of our net VOI sales in 2025 and 2024.
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
Consumer Financing
We offer financing to purchasers of VOIs which attracts additional customers and generates substantial incremental revenues and profits. Domestically, we fund and service loans through our wholly-owned consumer financing subsidiary, Travel + Leisure Consumer Finance. Travel + Leisure Consumer Finance performs loan financing, servicing, and related administrative functions, including customer service, billing, and collection activities.
We typically perform a credit investigation or other inquiry into a purchaser’s credit history before offering to finance a portion of the purchase price of the VOI. The interest rate offered to participating purchasers is determined by an automated underwriting process based upon the purchaser’s credit score. We use a consumer credit score, Fair Isaac Corporation (“FICO”), which is a branded version of a consumer credit score widely used within the U.S. Our weighted average FICO score on new originations was 746 and 744 for 2025 and 2024.
We typically require a minimum down payment of 10% of the purchase price on all VOI sales and offer consumer financing for the remaining balance for up to 10 years. These loans are structured with equal monthly installments that fully amortize the principal by the final due date. While the minimum down payment is typically 10%, our average down payment on financed VOI sales was 22% and 20% for 2025 and 2024.
During 2025, we generated $1.60 billion of receivables on $2.33 billion of Gross VOI sales, net of Fee-for-Service sales, resulting in 68% of our VOI sales being financed compared to 71% during 2024. This level of financing is prior to the application of cash received for the full payment of a loan within 60 days of origination. After the application of these early repayments, we financed 52% and 54% of VOI sales during 2025 and 2024.
Similar to many other companies that provide consumer financing, we have historically securitized a majority of the receivables originated in connection with the sale of VOIs. We initially place the financed contracts into a revolving warehouse securitization facility, generally within 30 to 90 days after origination. Many of the receivables are subsequently transferred from the warehouse securitization facility into term securitization facilities. Travel + Leisure Consumer Finance manages the selection, processing and servicing of loans pledged in our warehouse and term securitization facilities.
We assess the performance of our loan portfolio by monitoring numerous metrics including collection rates, defaults by state of residency, and bankruptcies. Our loan portfolio was 94% and 95% current (not more than 30 days past due) as of December 31, 2025 and 2024. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for further information on the performance of our loan portfolio.

Property Management
On behalf of each of the property owners’ associations, we or our affiliates generally provide day-to-day management for vacation ownership resorts, which includes oversight of housekeeping services, maintenance, and refurbishment of the units, and provide certain accounting and administrative services to property owners’ associations. The initial terms of the property management agreements are generally between three to five years; however, the vast majority of the agreements provide a mechanism for an automatic one-year renewal upon expiration of the terms. In connection with these property management services, we receive fees which are generally based upon total costs to operate such resorts. Fees for property management services typically approximate 10% of budgeted operating expenses. As the owner of unsold VOIs, we pay maintenance fees in accordance with the legal requirements of the jurisdictions in which the resorts are located. In addition, at certain newly-developed resorts, we may enter into subsidy agreements with the property owners’ associations to cover costs that otherwise would be covered by annual maintenance fees payable with respect to VOIs that have not yet been sold. We utilize rental channels to monetize the unsold VOIs to assist in offsetting a portion of such fees. Any income earned from these monetization activities is recorded as a reduction of the associated expense.
Seasonality
We rely, in part, upon tour flow to generate sales of VOIs; consequently, sales volume tends to increase in the spring and summer months as a result of greater tour flow from travelers, generally resulting in higher revenue from sales of VOIs in the third quarter than in other quarters.
Competition
Our vacation ownership business principally competes with short-term leisure travel options such as lodging (hotels and resorts), cruises, and home and apartment rental or sharing services. We also compete with other timeshare companies for customers, projects and talent. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new properties, convenience, quality of accommodations, alignment with customer lifestyles and evolving customer travel preferences, service levels, technological innovation, cost, amenities, customer loyalty and flexibility. In order to compete with the multitude of short-term leisure travel options for customers, we incent potential new owners and existing owners to tour with us to better understand our products and services.
The vacation ownership industry has multiple well-capitalized branded companies such as: Marriott Vacations Worldwide, Hilton Grand Vacations, Disney Vacation Club, and Holiday Inn Club Vacations. As an industry, we largely source potential new owner tours from different marketing channels, but there can be overlap when consumers are members of more than one loyalty program and/or travel to more than one resort within a market. We compete for property acquisitions and partnerships with entities that have similar investment objectives. There is also significant competition for talent at all levels within the industry, in particular for sales and management. Competitors range from small independent vacation ownership companies to large branded hospitality companies, all operating vacation ownership businesses involved in the development, finance, and operation of timeshare properties.
We generally do not face competition in our consumer financing business to finance our VOI sales at the time of sale. We do face competition from financial institutions providing other forms of consumer credit, which may lead to full or partial prepayment of our timeshare financing receivables.
TRAVEL AND MEMBERSHIP
Travel and Membership Overview
Our Travel and Membership segment is comprised of our Exchange and Travel Club business lines. These businesses are primarily fee-for-service, selling third-party inventory that provides stable revenue streams and produces strong cash flow.
Within Exchange, we operate RCI, the world’s largest vacation exchange network based on the number of members and affiliated resorts. Through our collection of vacation exchange brands, we have 3.3 million paid member families as of December 31, 2025. Annual member retention is high and over the last three years we have retained on average 87% of the exchange memberships through our Exchange networks. In the vast majority of cases, we acquire new members when an affiliated timeshare developer pays for the initial term of a membership on behalf of a timeshare owner as part of the vacation ownership purchase process. Generally, this initial membership is for either a one or two-year term, after which these new members may choose to renew directly with us. We also acquire a small percentage of new members directly from online channels or direct consumer outreach. Members receive periodicals and other communications published by us and, for additional fees, may use the vacation exchange program and other services that provide the ability to protect trading power or points, extend the life of a deposit, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power and book travel services.

As of December 31, 2025, our vacation exchange business has relationships with 3,600 affiliated vacation ownership resorts in 101 countries and territories located in North America, Latin America, the Caribbean, Europe, the Middle East, Africa, and Asia Pacific.
Our Travel Club business line seeks to capture a greater share of its members’ travel budgets by offering a variety of tailored travel products and services to closed user groups, including through Travel + Leisure GO, RCI, and Travel + Leisure For Business, our B2B private-label travel club solutions for associations, organizations, and other partners.
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
Revenues and Operating Statistics
Travel and Membership derives the majority of its revenues from annual membership dues and fees for facilitating exchange and non-exchange transactions and other travel accommodations and services. We also generate revenue from programs with affiliated resorts, club servicing, co-branded credit cards, and loyalty programs, as well as additional products that provide exchange members with the ability to protect trading power or points, extend the life of deposits, and combine two or more deposits for the opportunity to exchange into intervals with higher trading power. No single customer, developer, or group accounted for more than 10% of our revenues in 2025.
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
Sales and Marketing, Distribution and Customer Development
In the Exchange business, we affiliate with vacation ownership developers directly through our in-house sales teams. Affiliated vacation ownership developers sign agreements that have an average duration of five years. Our vacation exchange members are acquired primarily through our affiliated developers as part of the vacation ownership purchase process. We acquire a small percentage of our members directly from online channels or direct consumer outreach.
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
Competition
Our Exchange business competes with other vacation exchange companies, most notably Interval International, and increasingly with certain timeshare developers and clubs that offer vacation exchange through their own internal networks of properties. This business also competes with third-party internet travel intermediaries and peer-to-peer online networks that are used by consumers to search for, book and rent their resort and other travel accommodations.
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
As of December 31, 2025, our global team was comprised of 19,300 associates, 4,800 of whom work outside the U.S. Of our global associates 16,400 support Vacation Ownership, 1,500 support Travel and Membership, and 1,400 comprise our corporate group. Less than 1% of our associates are subject to collective bargaining agreements governing their employment with our company.
Oversight and Management
Our human resources organization manages employment-related matters, including recruiting and hiring, onboarding, compensation and benefits, performance management, and professional development. Our Board of Directors (“Board”) and its committees also provide oversight on certain human capital matters. Our Corporate Governance Committee periodically reviews potential trends and impacts of environmental, social, and governance issues that affect human capital matters. Our

Compensation Committee is responsible for periodically reviewing certain of our human capital programs, policies and procedures, including management succession planning and development. The Compensation Committee is also responsible for periodically reviewing incentives and risks related to our compensation programs. Furthermore, our Audit Committee discusses compliance risks related to human capital matters and periodically reviews and updates our Code of Conduct to promote ethical behavior by all of our associates.
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
Competitive Pay/Benefits
We offer a comprehensive total rewards program designed to attract and retain top talent, fuel our business objectives, and reward performance excellence. Our total rewards package reflects our commitment to our associates and includes competitive pay, healthcare benefits, retirement savings plans, paid time off including parental leave, and other mental health and well-being support. Approximately 97% of our associates are eligible to participate in a company sponsored retirement plan or a mandatory pension plan in their country of residence, subject to plan terms. We also have an Employee Stock Purchase Plan which is available to 81% of our associates. This plan allows eligible associates to purchase common shares of Company stock at a 10% discount from the fair market value at the grant date. We regularly review our design and offerings to ensure alignment with country and regional competitive practices.
We believe in performance-based variable compensation programs that support a high-performance environment. All of our managers and above participate in an annual incentive plan that most closely aligns with their role. Sales and marketing associates at all levels across our business lines participate in variable compensation plans aligned to their role. As of December 31, 2025, 43% of our associates participate in a variable pay incentive pay program.
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

CORPORATE RESPONSIBILITY
We are committed to making a positive impact on our world while delivering enduring company value through our Corporate Responsibility strategy, Full Circle. This strategy remains an integral part of our company culture and is reflected in our global business operations. We prioritize protecting the environment and strengthening the communities where we live and operate. We strive to cultivate an inclusive environment, in which our associates, customers, suppliers, and communities feel appreciated, respected, and valued.
Our Full Circle strategy is recognized through the prestigious honors we have earned, including:
•Fortune magazine’s World’s Most Admired Companies,
•Forbes’ World’s Top Companies for Women,
•Newsweek’s World’s Most Trustworthy Companies,
•Time magazine’s World’s Best Companies,
•Time magazine’s America’s Growth Leaders
•USA Today’s America’s Climate Leaders 2025,
•Gallup’s Exceptional Workplace Award.
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
As of December 31, 2024, we have reduced our Scope 1 + Scope 2 GHG emissions intensity by 39% and have increased our renewable energy consumption to 3%. This progress has been accomplished through a combination of increased operational efficiency, onsite solar projects, and one offsite solar project. Additionally, as of December 31, 2024, we have reduced our water withdrawal per square foot by 24%, compared to our 2010 baseline. In partnership with the Arbor Day Foundation, during 2023 we achieved our 2025 goal of planting two million trees. This accomplishment, two years ahead of schedule, underscores our commitment to enhancing biodiversity.
Environmental Compliance
Our compliance with federal, state and local laws and regulations relating to environmental protection has not had a material impact on our capital expenditures, earnings or competitive position, and we do not anticipate any material impact from such compliance in the future.
Climate Change
Climate change is believed to be associated with extreme weather conditions and other natural disasters, such as increased frequency and severity of storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, and increased forest fires. We manage properties exposed to areas which are susceptible to adverse effects resulting from these conditions and disasters. As of December 31, 2025, based on insurable property values:
•35% of our managed, leased, or owned properties are located in Tier I windstorm exposure areas,
•22% are in states prone to high-risk wildfire, and
•19% are situated in areas with a high level of flood risk.
In addition, based on the water risk assessment we conducted in 2025, we identified 63 managed resorts in high or extremely high-water stressed locations. It is possible that the weather conditions and other natural disasters associated with climate change could increase in frequency and/or severity in the future which could have a material adverse effect on our managed property portfolio, operating costs, and demand for our products and/or services. We are continuously monitoring climate change risks and taking actions to mitigate impacts, as deemed appropriate.
Philanthropy
With a focus on improving the lives of children and families through vacations, we support charitable organizations with a similar focus and mission. Our philanthropic efforts drive support for organizations including Give Kids the World Village, Jack and Jill Late Stage Cancer Foundation, as well as our internal Associate Relief Fund. Our decades long partnership with Christel House International supports educational opportunities for children in underserved global communities. Additionally, through contributions to Step Up for Students, we support providing low-income families in Florida the opportunity to choose the best education for their children. The Travel + Leisure Charitable Foundation was established in June 2021 and is led by a five-member Board of Directors. The Foundation enables dreams beyond vacations through its mission to make a meaningful difference in the communities where we vacation, work, and live. Through mentorship, educational guidance, and leadership development, the Foundation encourages tomorrow’s leaders and provides financial support through a post-secondary scholarship program and early childhood education for eligible students. Since its formation, the Travel + Leisure Charitable Foundation has awarded scholarships to eligible students from two high schools in under-resourced communities and has fully funded one preschool in Eatonville, Florida. By combining early childhood education with post-secondary scholarships, the Foundation creates a pathway that supports learners from their first classroom experiences through college and career readiness. These programs are more than education; they represent opportunity, empowerment, and hope for the next generation.
Governance
For detailed information about our governance practices, see “Governance” in the Proxy Statement for our 2025 Annual Meeting of Shareholders.
Visit our website at travelandleisureco.com/esg-commitment for additional information on our corporate responsibility activities and initiatives, along with our 2024 Corporate Responsibility report. Information on our website, including our 2024 Corporate Responsibility report, is not part of, or incorporated in, this Annual Report on Form 10-K.
KEY AGREEMENTS RELATED TO THE SPIN-OFF
This section summarizes the material agreements between Travel + Leisure Co. and Wyndham Hotels that govern the ongoing relationships between the two companies after the Spin-off. These summaries are qualified in their entirety by reference to the full text of the applicable agreements, which are incorporated by reference herein.
As of May 31, 2018, when the Spin-off was completed, Travel + Leisure Co. and Wyndham Hotels operated independently, and neither company has any ownership interest in the other. Before the Spin-off, we entered into a Separation and Distribution Agreement and several other agreements with Wyndham Hotels related to the Spin-off. These agreements govern the relationship following completion of the Spin-off and provide for the allocation of various assets, liabilities, rights, and obligations. The following is a summary of the terms of the material agreements we entered into with Wyndham Hotels. The following summaries do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement, which is incorporated by reference into this Annual Report on Form 10-K included in Part IV, Item 15 as Exhibits 2.3, 10.61, 10.62, 10.63, and 10.64.
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
We will be adversely impacted if we cannot compete effectively in the highly competitive timeshare industry. The continued success and future growth of our timeshare and exchange businesses depend upon our ability to compete effectively in an industry that contains numerous competitors, some of which have significantly greater financial, marketing, and other resources and flexibility than we have. We principally compete with short-term leisure travel options such as lodging (hotels and resorts), cruises, and home and apartment rental or sharing services. We also compete with other timeshare companies for customers, projects and talent, and consolidation in the timeshare industry can lead to larger competitors that may have greater resources than us. We compete based on brand name recognition and reputation, lifetime value, location and the availability of desirable development sites for new properties, convenience, quality of accommodations, alignment with customer lifestyles and evolving customer travel preferences, service levels, technological innovation, cost, amenities, customer loyalty and flexibility. In order to compete with the multitude of short-term leisure travel options for customers, we incent potential new owners and existing owners to tour with us to better understand our products and services. New developments are being constructed and additional properties are being added to rental and sharing platforms, and these additions to supply may create new competitors, in some cases without corresponding increases in demand. Competition may reduce fee structures, potentially causing us to lower our fees or prices, which may adversely impact our profits. New competition or existing competition that uses a business model that is different from our business model may require us to change our model so that we can remain competitive. We also face competition from national and regional timeshare resale companies as well as from private resales of VOIs, which has in the past and likely will in the future impact VOI sales. New owners have also historically engaged in upgrade purchases over time which favorably impact our business. However, we cannot guarantee that the historic upgrade trends will continue in the future at the same rates we have generated in the past or that we will continue to succeed in creating new owners at levels sufficient to continue historic upgrade trends.
Our RCI exchange business primarily depends on vacation ownership developers for new members and on existing members and participants renewing their memberships with us and engaging in exchange and travel club transactions. Our new member enrollment and exchange member volumes dropped significantly during the COVID-19 pandemic, due in large part to the industry wide drop in VOI sales to new owners, and the total number of our exchange members continues to be below pre-pandemic levels. Although new owner sales levels have recovered from their lows in 2020, there is no assurance that they will continue to result in increased new owner memberships sufficient to reach pre-pandemic levels. Developers and members also supply resort accommodations for use in exchanges. If we are unable to negotiate new affiliation agreements with resort developers or secure renewals with existing members or developers in our RCI network, the number of new and/or existing members, the supply of resort accommodations available through our exchange networks and related revenue will decrease. These effects on our exchange business are more pronounced as the proportion of corporate member relationships has increased, where the developer renews RCI membership fees for all of its active owners. The loss or renegotiation on less favorable terms of several of our largest affiliation agreements could materially impact our financial condition and results of operations. Our ability to maintain affiliate agreements with resort developers is also impacted by consolidation in the vacation ownership industry. For example, in connection with the acquisition of Welk Hospitality Group, Inc. (“Welk”) by Marriott Vacations Worldwide Corporation, the RCI contract with Welk was terminated. In addition, developers are increasingly competing with our Exchange business by creating, operating and expanding internal exchange and points-based vacation club networks to offer their respective owners travel flexibility. By design, these networks decrease the propensity of owners to continue their membership in and use of external vacation ownership exchange programs, such as RCI, which in turn adversely impacts the supply of resort accommodations available for exchange through our exchange networks and reduces exchange and travel club transactions and our related revenue. The success of our Exchange business is also dependent upon our ongoing ability to successfully adjust and restructure our business models, including seeking to lower our costs, which we have been undertaking to meet changing conditions.
We cannot guarantee that our innovations to enhance technologies and digital marketing and services will satisfy customers or that competitors will not develop more effective or appealing innovations, which could limit the benefits we derive from our own efforts or adversely impact our competitive position.
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
Our B2B white label travel clubs business is largely dependent on the success of marketing efforts to closed user groups through partner brands and the subsequent propensity of the members of those groups to use the platform for their travel bookings and upgrade to receive premium services. Our travel clubs businesses are also reliant on our ability to leverage new and existing relationships with travel suppliers, including hotels, airlines, rental car companies, and wholesale suppliers, and their willingness to distribute products and services through our platforms. This business is also impacted by third-party internet travel intermediaries and peer-to-peer online networks that may be used by consumers to search for, book and rent their resort and other travel accommodations. Our success in these leisure travel clubs is also dependent upon our ability to efficiently customize our travel offerings to particular areas of interest and focus on the groups to which we market and promote our services and offerings. Our success here is also dependent upon our ongoing ability to successfully adjust and restructure our business models, including seeking to lower our costs, which we have been undertaking to meet changing conditions and customer requirements compared to those we had originally anticipated and planned for. There is no assurance that these efforts will be successful within the timeframe or at the levels we expect, or at all.
Our travel clubs businesses have required us to utilize and augment human capital and other resources in a manner different from those required by our historical business offerings and, as a result, subject us to greater risks and uncertainties than historically considered for our core timeshare and exchange businesses.
Our revenues are highly dependent on the health of the travel industry and declines in or disruptions to the travel industry such as those caused by economic conditions, terrorism or acts of violence, political strife, severe weather events and other natural disasters, war, and pandemics may adversely affect us.
Declines in or disruptions to the travel industry including in regions and locations where we have a significant number of resorts have, in the past, adversely impacted us and any future declines or disruptions are also likely to adversely impact us. Risks affecting the travel industry can be localized events or global in nature and may adversely impact decisions by consumers to use and consume travel services and products and may include economic factors such as economic slowdown and recession; increased cost of living and reduced discretionary income (including due to recent and potential future inflationary pressures, tariffs, higher borrowing costs and foreign exchange rates) and potential for increased unemployment rates; terrorist incidents and threats and associated heightened travel security measures; acts of violence or threats thereof; war, other hostilities and political and regional strife (including the risk that the current conflict between Ukraine and Russia or the conflicts in the Middle East expand in a manner that significantly impacts our business and operations); extreme weather conditions and natural disasters; the associated economic disruption due to concerns with high rates of infection, pandemics, contagious diseases or health epidemics, such as occurred during the COVID-19 pandemic, and the related increased governmental regulations or restrictions on and recommendations and warnings against travel in certain regions; changes in travel preferences arising from adverse changes in the diplomatic relations of foreign countries with the U.S. and heightened U.S. immigration enforcement; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes, or governmental activities in connection with air travel such as flight impacts resulting from reduced levels of air traffic controllers; and potential for increases in gasoline and other fuel prices such as experienced in 2022.

Extreme weather conditions and natural disasters, whether resulting from climate change or other factors, such as increased frequency and severity of hurricanes, storms and floods, coastal erosion and flooding due to higher sea levels, increased temperatures, increased wildfires, tornadoes, earthquakes, typhoons, tsunamis, drought, volcanic eruptions and other factors, have in the past adversely impacted, and in the future will likely continue to adversely impact, the accessibility or desirability of travel to certain locations, including those areas where we or our affiliated resort owners have existing resort properties or may develop resort properties in the future. Additionally, increased regulations related to climate change could have an adverse impact on the leisure travel industry generally.

Further, Travel + Leisure Co. develops and manages resort properties and provides our exchange and travel club members access to resort properties throughout the world, a portion of which are in areas with greater exposure to the adverse effects of severe weather events and other natural disasters due to their location in coastal areas or states where wildfires are common or have increased in frequency, which could cause such resorts to suffer greater adverse effects from those events than the leisure travel industry faces in general. Based upon insurable property values as of December 31, 2025, 35% of our managed properties are located in Tier I windstorm exposure areas, 22% are located in high-risk wildfire-prone states, and 19% are located in areas with a high level of flood risk. In addition, based on the water risk assessment we conducted in 2025, we identified 63 managed resorts in high or extremely high water-stressed locations. Properties in these areas have in the past closed, and may in the future close, due to such extreme weather events and such closures have been, and in the future may be, extended for prolonged periods following such weather events while major damage is remedied and/or major renovations are undertaken and completed, whether to the resort properties themselves or to the surrounding infrastructure which supports such areas. Concern with climate change or increased extreme weather events, may also impact customer preferences for future timeshare purchases, including potential decreased customer preference for geographic areas that may be viewed as subject to increased risk of extreme weather events.

Natural disasters, such as the severe wildfires in California in early 2025 and the hurricanes in Florida in 2024, have increasingly caused substantial and, in certain instances, unprecedented property damage which have impacted and in the future will likely materially impact property insurance markets. Coverage and insurance rates may materially impact resort ownership unit maintenance fees to timeshare owners which could potentially make vacation ownership less attractive to some consumers.

The particular geographic areas exposed to these extreme weather events and other natural disasters have increased in recent years to areas which had not historically been subject to such extreme conditions, including areas which we and our affiliated resort owners own or manage resort properties and, in the future, expect to develop additional or expanded resort properties. Additionally, if we, in the areas in which such events occur, fail timely to prepare in advance for, or fail timely to repair and address the damage and impact of such events, our business and financial results will be further negatively impacted.
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
•potential dilutive issuances of equity securities in payment of the acquisition price in a strategic transaction;
•risks associated with entering into markets in which we have limited or no prior experience, including new domestic and international geographic locations and new consumer markets such as the sports fan community (for example, the risk that we may have less visibility into demand in such markets);
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
In 2021, we acquired the Travel + Leisure brand and all related assets from People Inc. (formerly Dotdash Meredith and Meredith Corporation) and we also changed our name to Travel + Leisure Co. The expected results of the transaction and the future prospects for and plans of our company more broadly, including our strategies to accelerate growth of our global businesses through the addition of new vacation ownership brands and growing our travel clubs, are subject to a number of risks and uncertainties, many of which are beyond our control, and may not be achieved in the time or at the level we expect, or at all.
Our efforts to establish and grow our travel clubs businesses and add brands to our existing portfolio of vacation ownership brands, such as through the launch of a network of sports-themed resorts and lifestyle resorts under the Sports Illustrated Resorts brand and the acquisition of Accor Vacation Club, subject us to greater risks and uncertainties than those historically considered for our core timeshare and exchange businesses. These risks and uncertainties include requiring us to utilize and augment human capital and other resources beyond those required by our historical business offerings to source and establish relationships with new partners and to develop and market vacation ownership resorts, products, and services that meet the demands of new consumers.
Promotional activities associated with our businesses may not yield increased revenue in the time or levels expected, and even if revenue does increase, it may not be sufficient to offset the expenses we incur in building our brands and businesses. If we fail to successfully promote and maintain our brands and businesses or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands and businesses, we may fail to attract or retain customers to the extent necessary to realize a sufficient return with respect to the acquisition, our branding efforts and our businesses, which would adversely impact our results of operations and financial condition.
In addition, a portion of the value associated with the Travel + Leisure brand is derived from the long-standing commitment to high-quality, independent travel journalism by Travel + Leisure magazine and associated media properties, which continue to be operated by People Inc. (formerly Dotdash Meredith and Meredith Corporation) outside of our control. If the quality or reach of such media properties deteriorates in the future, it could negatively impact the perception of the Travel + Leisure brand and adversely impact our business.
Further, there can be no assurance that the anticipated benefits from the 2024 Accor Vacation Club acquisition will be achieved, or that we will be successful in operating and developing this business outside of the U.S. market and in geographical areas where we have had limited or no operating experience.
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
•product and supply chain disruptions;
•desirability or continued desirability of geographic regions where resorts in or affiliated with our businesses are located;

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
•our ability to operate our managed resorts and to conduct tours of our properties at the levels we have in the past;
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
•a decrease in the supply of available exchange accommodations due to, among other reasons, a decrease in inventory included in the system (including as a result of extreme weather events such as have occurred in our geographic markets in recent years, ongoing property renovations or a decrease in member deposits) which could adversely affect our exchange business;
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
Increases in our international operations, including through our Accor Vacation Club acquisition, may increase our operating risk, including many of the risks discussed above, and result in less benefits for our company than for a company with greater international operating experience in those particular international regions.
We are subject to risks related to our vacation ownership receivables portfolio.
We are subject to risks that purchasers of VOIs who finance a portion of the purchase price default or otherwise delay payments on their loans due to adverse macro or personal economic conditions, third-party organizations that encourage defaults, or otherwise, which necessitates increases in loan loss reserves and adversely affects loan portfolio performance. In addition, fluctuations in consumer down‑payment behavior and overall financing levels may still increase our loan loss provision and negatively impact the performance of our loan portfolio. We manage our consumer credit exposure in part through portfolio management and tools that impact the mix of developer-financed sales, such as offering credit cards and other third-party financing directly to consumers to facilitate cash down payments and periodic sales of VOCRs. Reduced effectiveness of our portfolio management activities, lower down payments or a reduction in periodic VOCR sales, could increase the loan loss allowance associated with VOCRs.

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

While we maintain what we believe are reasonable security controls over personal and proprietary information (including the personal information of customers, shareholders, and employees), and our information technology staff regularly assesses and seeks to identify vulnerabilities in our information technology and cybersecurity systems and controls, breaches of or breakdowns in our systems that result in the theft, loss, access to, fraudulent use or other unauthorized release of personal, confidential or other proprietary information, source code information, or other data have occurred in the past and may occur in the future. While we have sought and will continue to seek to appropriately address and remedy these vulnerabilities as they are identified, we cannot assure you that all such vulnerabilities will be adequately or timely remediated to prevent unauthorized access to our information technology systems in the future.

In addition, any such cyber-attacks could persist for an extended period of time without detection, which could likely have a material adverse effect on our brands, reputation, customer confidence, business, financial condition and results of operations, as well as subject us to significant regulatory actions and fines, litigation, losses, third-party damages and other liabilities. Such a breach or a breakdown could also materially increase our costs to protect such information and to protect and insure against such risks. Our and our third-party service providers’ vulnerability to attack exists in relation to known and unknown threats. As a consequence, the security measures we deploy are not perfect or impenetrable, and we may likely be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.
Data breaches and other serious cyber incidents have increased globally, along with the sophistication of the methods and techniques of the intrusions and complexity of the attacks, including use of viruses, ransomware and other malicious software, phishing, deepfake technology, artificial intelligence (“AI”) technology, and other ever-evolving efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Continued geopolitical turmoil (including the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East) has heightened the risk of cyber-attacks. We have experienced and likely will continue to experience such cyber-attacks. Further, because methods used by third-party actors to obtain unauthorized access to or interference with information systems are ever-evolving, they may not be identified until long after they are used against a target and, as a result, our cybersecurity measures then in place may be inadequate in preventing any such intrusion or in identifying or assessing the breadth or significance of any such intrusion. Also, the same cybersecurity threats exist for the third parties with whom we interact (such as parties providing us software or services) or share information, and cyber-attacks on third parties with which we interact or which possess, use or have access to our customer, and other information have in the past adversely impacted us in the same way as a direct cyber-attack on us. Additionally, we currently have a hybrid work environment in which many corporate associates work both in the office and remotely on an ongoing basis.

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
Our information technology infrastructure (including our, and our third-party service providers’, information systems and legacy proprietary online reservation and management systems) has been and will likely continue to be vulnerable to system failures such as server malfunction or software or hardware failures, computer hacking, phishing attacks, user error, cyber-terrorism, loss of data, computer viruses, ransomware and malware installation, deepfake technology, and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems, including through the use of AI technology, and our personal and proprietary information. In addition, as we continue to transition from our legacy systems to new, cloud-based technologies and other technology systems, we will likely continue to face issues that may negatively impact customers, other individuals and third parties. In addition, as we pursue new initiatives that are designed to improve our operations and cost structure, the expansion and implementation of new technologies and systems (including our increasing use, and the likely increasing use by our third-party service providers, of AI technologies carries significant potential risks, including failure to operate as designed, potential loss of or corruption of information, changes in security processes, implementation delays, and disruption of operations. The increased scope and complexity of our information technology infrastructure and systems could contribute to the risk of future material security breaches or breakdowns, any of which could have a material adverse impact on our business, brands, reputation, and results of operations. Further, if we fail to fully assess, identify and address all cybersecurity risks associated with acquisitions (such as our acquisition of Accor Vacation Club) or fail successfully to integrate all information technology systems of such acquired businesses into and with our existing technology framework and cybersecurity controls, we would become increasingly vulnerable to all of the above risks.
Consumer privacy laws could adversely affect our ability to market our products effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.
We are subject to federal, state, and international laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. The information, security and privacy requirements imposed by such laws and regulations are constantly evolving and are becoming increasingly demanding in the U.S., both at the federal and state levels, and in other jurisdictions where we operate. Aspects of these laws and regulations, as well as their enforcement, remain unclear, and foreign laws and regulations are often more restrictive or burdensome than those in the U.S. Moreover, we have incurred and will likely continue to incur significant costs relating to compliance with these laws and regulations, including costs related to updating certain business practices and systems. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, such as restricting use or sharing of consumer data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain consumer data to our customers, or otherwise regulating AI and machine learning (including the use of algorithms and automated processing), could expose us to additional costs and liability. In addition, should we violate or not comply with any applicable laws, regulations, contractual requirements relating to data security and privacy, such as the recently adopted regulations for the California Consumer Privacy Act, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries, it could have a material adverse effect on our brands, marketing, reputation, business, financial condition, and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities, including those used for our travel clubs businesses, reservation systems, payments systems, vacation exchange systems, property management, communications, procurement, member record databases, call centers, operation of our loyalty programs and administrative systems. We also maintain physical facilities to support these systems and related services. Our backup systems and disaster recovery systems, or those of our third-party service providers, may be insufficient to address or prevent breakdown of systems, loss of critical information or prolonged interruption. A natural disaster, cyberattack, disruption or other impairment in our technology capabilities and service facilities (including information technology systems, data centers and backup systems, or those of our third-party service providers) could result in denial or interruption of service, significant investment in resources to restore and remedy such systems, prolonged outages and interruption, financial losses, customer claims, litigation or damage to our reputation, or otherwise harm our business and financial results. In addition, any failure of our ability to provide our reservation systems, as a result of failures related to us or our third-party providers, may deter prospective resort owners from entering into agreements with us, and may expose us to liability from other parties with whom we have contracted to provide reservation services. Similarly, any failure to keep pace with developments in technology and technology infrastructures (including continuing upgrades to our technology systems which interface with customers), which is a significant part of our business, could impair our operations, financial results and competitive position.
Further, any failure to keep pace with new or innovative use of technologies (including digital technologies within the leisure travel and timeshare industry, as well as evolutionary changes in social media (including third-party social media sites) which consumers increasingly rely upon for assessments and decisions concerning travel and vacation information) could adversely impact our competitive position and future prospects. Our industry is marked by rapid technological developments and innovations (such as the use of AI and machine learning) and evolving industry standards. We are increasingly incorporating AI technologies into our processes, marketing and services, and these technologies are becoming increasingly important to our operations and important in maintaining our competitive position, both in our vacation ownership business and in our exchange and travel club businesses. The development, capabilities, adoption and use of AI and machine learning technologies have been advancing at a rapid pace, and the further development of AI technologies is complex, involving technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs and any failure of our business continuity planning as to any of these matters could have a material adverse impact on our business, brand, and financial results.
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
We are a borrower of funds under credit facilities, credit lines, senior notes, and term loans and securitization financings. We use financial instruments to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations from time to time. We are required to post surety bonds in connection with our development and sales activities. In connection with our debt obligations, hedging transactions, securitization of certain of our assets, surety bond requirements, the cost and availability of capital and the extension of credit by us, we are subject to numerous risks, including:
•the interest rates, inclusive of benchmark rates and spread premium, being charged on floating rate corporate debt and securitized debt had increased significantly beginning in 2022 and higher interest costs on our debt may recur or continue in the future, and although rates have fallen from their peak in 2023, we have not been able to and in the future likely will not be able to pass along the full amount of such costs to purchasers of VOIs to whom we provide financing;
•our cash flows from operations or available lines of credit may be insufficient to meet required payments of principal and interest, which could result in a default and acceleration of the underlying debt and other debt instruments that contain cross-default provisions;
•we may be unable to comply with the terms of the financial covenants under our revolving credit facility or other debt agreements, including a breach of the financial ratio tests, which could result in a default and acceleration of the underlying debt (and under other debt and financial instruments that contain cross-default provisions) as well as increase the cost of that debt;
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
We are subject to taxation at the federal, state and local levels in the U.S., and various other countries and jurisdictions. Our future effective tax rate and future cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax, and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local, and foreign governments make substantive changes to tax rules and their application. For example, effective beginning for the 2023 tax year, the Inflation Reduction Act of 2022 made changes to the U.S. corporate income tax system, including a 15% minimum tax on adjusted financial statement income for certain large corporations and a 1% excise tax on share repurchases. We currently are not subject to the 15% minimum tax, but we will continue to monitor as this could change.. In addition, the One Big Beautiful Bill Act, enacted in 2025, extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, in addition to providing for new tax relief measures and various revenue raising measures. For the provisions effective in 2025, there was no material impact to our effective tax rate for the year ended December 31, 2025, but we continue to assess the potential impact of these law changes, including provisions becoming effective in 2026, on our business and financial results. Further changes to the tax laws may be contemplated both in the U.S. and certain other countries, which could result in materially higher corporate taxes than would be incurred under existing tax law and could otherwise adversely affect our financial condition or results of operations.

The international tax environment remains highly uncertain and increasingly complex as evidenced by initiatives put forth by the Organization for Economic Co-operation and Development (“OECD”), which includes the introduction of a global minimum tax at a rate of 15% under the OECD’s Pillar Two rules. A number of countries around the world have enacted or are in the process of enacting legislation implementing OECD’s Pillar Two rules. As of December 31, 2025, based on the countries in which we do business that have enacted legislation effective on or before January 1, 2025, the rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts. The OECD may continue to release guidance, and enacting legislation may continue to be implemented, that could impact our assessment as to the impact of Pillar Two on our Consolidated Financial Statements and operations.
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
Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, negatively impacting our results of operations and shareholders’ equity. For example, during 2025, we identified certain resorts requiring significant reinvestment or located in markets that no longer align with owner demand, and we have undertaken actions to remove or reduce our interests in those properties. These restructuring activities have resulted in inventory write-downs and impairments and may lead to additional impairments or other charges as the initiative progresses. See Note 25—Restructuring for further information.
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
Reputational image is based on many factors, including perception of consumers, which increasingly is influenced by social media, whether accurate or not, which is difficult to control or counteract, and negative social media may substantially impair our reputation or that of our brands, hurting our business and financial results.
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
We carry insurance for general liability, property, business interruption, cybersecurity, directors and officers (“D&O”), and other insurable risks with respect to our business operations. We also self-insure for certain risks up to certain monetary limits. The terms and conditions or the amounts of coverage of our insurance may not at all times be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs. There are risks for which we do not carry insurance for the full range of possible outcomes or at all concerning a potential loss or liability, due to the cost, availability or terms and conditions of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are substantial and not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Following the significant property and casualty losses incurred by the insurance industry due to hurricanes, wildfires, cybersecurity breaches and other events, as well as market dynamics, insurance costs have increased and may be higher (and availability may be lower) in future periods. In addition, increased storm intensity, increased wildfires and rising sea levels as well as other natural disasters, whether resulting from climate change or other factors, have increased and will likely in the future increase the cost and decrease the available coverage levels of property insurance, particularly in certain geographies which have been or may be viewed as more likely in the future to be subject to such events and natural disasters.
We are subject to risks related to environmental, social and governance activities.
Many factors influence our reputation and the value of our brands, including the perceptions held by our customers, other key stakeholders and the communities in which we do business related to our environmental, social and governance activities. The public holds diverse and often conflicting views on these matters, and customer, government and other stakeholder perceptions of our environmental, social and governance initiatives may differ widely. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, harm our reputation and the value of our brands, constrain our investment opportunities, and damage our ability to compete effectively and grow and operate our business. At the same time, our reputation and the value of our brands may be damaged if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as business ethics and compliance, safety and security, responsible tourism, public health, environmental stewardship and sustainability, supply chain management, climate change, human rights and modern slavery, philanthropy, employee relations, and support for local communities.

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
In accordance with the agreements we entered into with Wyndham Hotels in connection with the Spin-off, Wyndham Hotels assumed one-third and Travel + Leisure Co. assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the Distribution, including liabilities of Wyndham Worldwide related to certain terminated or divested businesses, certain general corporate matters, and any actions with respect to the separation plan. See Note 26—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations related to Wyndham Hotels. If Wyndham Hotels were to default on its obligations, we would be required to pay the amounts in default. Accordingly, we could under certain circumstances be obligated to pay amounts in excess of our share of the assumed obligations related to such liabilities, including associated costs.
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
The trading price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including our quarterly or annual earnings or earnings outlook or those of other companies in our industry; customer acceptance and success of our strategic growth initiatives; actual or anticipated fluctuations in our operating results due to seasonality, economic conditions, including increased inflation, tariffs and interest rate fluctuations, and other factors related to our business; our credit ratings; announcements by us or our competitors of significant acquisitions or dispositions; lower than expected earnings or revenues or outlook for such financial measures, changes in earnings or revenues estimates by us or by securities analysts or our ability to meet those estimates; the operating and stock price performance of comparable companies; and overall market fluctuations. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.
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
ITEM 2.    PROPERTIES
Travel + Leisure Co. Corporate
Our corporate headquarters is located in a leased office at 501 West Church Street in Orlando, Florida, for which the lease expires in October 2040.
Vacation Ownership
Our Vacation Ownership business has its main corporate operations in Orlando, Florida, pursuant to multiple leases which begin to expire in 2030. Our Vacation Ownership business also has leased space in Las Vegas, Nevada; the Philippines; Australia; Singapore; and the United Arab Emirates, with various expiration dates between 2026 and 2056. In addition, our Vacation Ownership business utilizes 194 marketing and sales offices with 144 locations in the U.S. and the remaining locations in Australia, China, the Caribbean, Thailand, Mexico, Indonesia, Japan, Fiji, and New Zealand. Of these 194 marketing and sales offices, 83 are pursuant to leases with various expiration dates between 2026 and 2056. All leases that are due to expire in 2026 are presently under review related to our ongoing requirements.
Travel and Membership
Our Travel and Membership business is headquartered in Orlando, Florida, pursuant to a lease which will expire in 2040. The business also owns one property in Mexico. There are 17 leased offices located in Europe, Latin America, Asia Pacific, North America, and Africa with expiration dates between 2026 and 2040. All leases that are due to expire in 2026 are presently under review related to our ongoing requirements.
ITEM 3.    LEGAL PROCEEDINGS
We are involved in various claims and lawsuits arising in connection with our business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations, financial condition or cash flows. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions and Note 26—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for

a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels, matters related to the European vacation rentals business, and matters related to the North American vacation rentals business.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol TNL. As of January 31, 2026, the number of stockholders of record was 3,796. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K under the heading “Equity Compensation Plan Information as of December 31, 2025.”
Issuer Purchases of Equity Securities
Below is a summary of our Travel + Leisure Co. common stock repurchases by month for the quarter ended December 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan (a)
October 2025 (October 1-31)	570,996	$62.33	570,996	$219,755,088
November 2025 (November 1-30)	533,557	$63.99	533,557	$185,612,745
December 2025 (December 1-31)	293,763	$69.01	293,763	$165,339,046
Total	1,398,316	$64.37	1,398,316	$165,339,046
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
For a description of limitations on the payment of our dividends, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends” section.

Stock Performance Graph
The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.
The following Stock Performance Graph compares the cumulative total stockholder return of our common stock against the cumulative total returns of the Standard & Poor’s Rating Services (“S&P”) Midcap 400 index and the S&P Hotels, Resorts & Cruise Lines index for the period from December 31, 2020, to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, and all dividends and other distributions were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a)
Among Travel + Leisure Co., the S&P Midcap 400 Index
and the S&P Hotels, Resorts, & Cruise Lines Index

$240
$220
$200
$180
$160
$140
$120
$100
$80
2020
2021
2022
2023
2024
2025
(INDEX) Travel + Leisure Co. - Total Return
(INDEX) S&P Mid Cap 400 - Total Return
(INDEX) S&P 500 / Hotels, Resorts & Cruise Lines - SUB - Total Return

(a)$100 invested on December 31, 2020, in stock or index, including reinvestment of dividends.

Cumulative Total Return
Fiscal year ended December 31:	2020	2021	2022	2023	2024	2025

Travel + Leisure Co.	$100.00	$125.96	$86.07	$96.70	$130.29	$189.60
S&P Midcap 400	$100.00	$124.76	$108.47	$126.29	$143.89	$154.68
S&P 500 Hotels, Resorts & Cruise Lines	$100.00	$119.84	$90.79	$150.99	$199.57	$226.60
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products with the following two reportable segments:
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
Economic Conditions and Key Business Trends
During 2025, our business saw continued demand for leisure travel which resulted in higher Gross VOI sales and Adjusted EBITDA growth at our Vacation Ownership business, as compared to the prior year. Tour flow increased year‑over‑year in the fourth quarter, as well as for the full year. We believe this tour increase, coupled with a significant increase in volume per guest (“VPGs”) as compared to the prior year, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Although consumer sentiment progressively declined throughout 2025, our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales.
At our Travel and Membership business, 2025 continued to reflect the impacts of exchange headwinds, which resulted in lower revenues. This decline was primarily attributed to a reduction in member counts and an increasing mix of exchange members with club affiliations. Exchange members with club affiliations have historically demonstrated a lower propensity to transact, which has contributed to a decline in exchange transactions. This decline was partially offset by continued growth in Travel Club transactions. Exchange revenue per transaction remained flat compared to the prior year, while Travel Club revenue per transaction declined. However, the overall improvement in Travel Club transactions outpaced the decline in revenue per transaction leading to increased revenue for this subset of the business, supporting this segment’s performance. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels.
We have seen an improvement in interest rates on our variable rate corporate borrowings which positively impacted our interest expense during 2025. Interest expense was also benefitted by savings associated with refinancing our revolving credit facility at the end of the second quarter, which reduced the associated interest rate spread on borrowings by 25 basis points at all pricing levels, and the refinancing of our $350 million notes in the third quarter with a nearly 50 basis point interest rate reduction. We anticipate further interest savings following the refinancing of our Term Loan B facility, which occurred at the end of the fourth quarter and reduced the interest rate on this facility by 50 basis points (see Note 15—Debt to the Consolidated Financial Statements for additional details on these refinancings). Additionally, we completed three term securitizations during 2025. Two had terms comparable to our 2024 transactions, while the third, completed in the fourth quarter, achieved our lowest coupon rate since 2022. These transactions demonstrate the strength of our business, even during times of market volatility.
While overall we have benefited from positive demand trends through the year, the sustained effects of inflationary pressures over time, high interest rates and risk of recession inherently result in uncertainty in business trends and consumer behavior. Recent tariff actions and other trade restrictions have increased this uncertainty.
Our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry and declines in, or disruptions to, the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

Resort Optimization Initiative
In order to promote the long-term strength of our vacation ownership resorts, we undertook a strategic review during 2025 with the intent of optimizing the overall quality of our resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or that are in markets that no longer align with owner demand. See Note 25—Restructuring—Resort Optimization Initiative to the Consolidated Financial Statements for a description of the restructuring plan we are undertaking in connection with this strategic review.
This plan is expected to result in meaningful annual savings attributable to the maintenance fees we incur on unsold VOIs. Such savings would be partially offset by the loss of, or reduction in, VOI sales and property management fees earned at the impacted resorts resulting in an expected positive net impact to Adjusted EBITDA beginning in 2026. In connection with these actions, during 2025, we incurred the following charges:
•$216 million of inventory write-downs and impairments, which are included within Cost of vacation ownership interests on the Consolidated Statements of Income;
•$9 million of other charges consisting primarily of employee‑related costs, of which $5 million is included within Operating expense and $4 million is included in Restructuring on the Consolidated Statements of Income; and
•$8 million of property and equipment impairments, which are included within Asset impairments, net.
We would expect to incur an additional $4 million of inventory impairment charges and an additional $11 million of inventory write-downs if the remaining actions are approved by the owners in the first quarter of 2026.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to advance initiatives, including Pillar Two which introduced a global minimum tax at a rate of 15%. A number of countries have implemented the OECD’s Pillar Two rules with effective dates of January 1, 2024 and January 1, 2025, for different aspects of the directive. As of December 31, 2025, based on the countries in which we do business that have enacted legislation effective January 1, 2025, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the OECD’s published administrative guidance, released January 5, 2026, on a side-by-side system, which would effectively exempt U.S. multinationals from certain provisions of Pillar Two.
Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. The legislation has multiple effective dates. For the provisions effective in 2025, there was no material impact to our effective tax rate for the year ended December 31, 2025. For the provisions which will become effective in 2026, we are currently assessing the potential impact of these changes on our business and financial results.
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
We leverage a number of different tools to impact the percentage of developer-financed sales and balance our consumer default risk profile, such as offering credit cards and other third-party financing directly to consumers to facilitate cash down payments and sales, underwriting discipline, and periodic sales of VOCRs.

In connection with entering into a VOI sale, we may provide our customers with certain non-cash incentives, such as credits for future stays at our resorts. For those VOI sales, we allocate the sales price between the VOI sale and the non-cash incentive based upon the relative standalone selling price of the performance obligations within the contract. Non-cash incentives generally have expiration periods of two years or less and are recognized at a point in time upon transfer of control.
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
We earn revenue from our Wyndham Rewards co–branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The primary performance obligation for the program relates to brand performance services. Total contract consideration is estimated and recognized on a straight-line basis over the contract term.
Within our Vacation Ownership segment, we measure operating performance using the following key operating statistics: (i) gross VOI sales, which represents total sales of VOIs, including sales under our Fee-for-Service program before the effect of loan loss provisions, (ii) tours, which represents the number of tours taken by guests in our efforts to sell VOIs, and (iii) volume per guest, which measures the efficiency of this business’ efforts in generating sales from tours, is calculated by dividing the gross VOI sales (excluding telesales and virtual sales) by the number of tours. We have excluded non-tour sales in the calculation of VPG because they are generated by a different marketing channel.
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
RESULTS OF OPERATIONS
We have two reportable segments: Vacation Ownership and Travel and Membership. The reportable segments presented below are those for which discrete financial information is available and which are utilized on a regular basis by the chief operating decision maker (“CODM”) to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by the operating segments. Based on this analysis we aggregate two geographical operating segments within the Vacation Ownership reportable segment and two operating segments within the Travel and Membership reportable segment. Management uses Adjusted EBITDA to assess the performance of the reportable segments. During the fourth quarter of 2025, we updated the definition of Adjusted EBITDA to exclude inventory write-downs associated with the Company’s resort optimization initiative. This initiative resulted in inventory write-downs related to agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Consolidated Statements of Income. For additional detail on the resort optimization initiative see Note 25—Restructuring. As a result, we now define Adjusted EBITDA as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries and inventory write-downs associated with the Company’s resort optimization initiative, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Avis Budget Group, Inc. (“ABG”) formerly Cendant Corporation, and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business. We believe that Adjusted EBITDA is a useful measure of performance for our segments which, when considered with GAAP measures, we believe gives a more complete understanding of our operating performance. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

OPERATING STATISTICS
The table below presents our operating statistics for the years ended December 31, 2025 and 2024. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to “The Year Ended December 31, 2025 vs. The Year Ended December 31, 2024” for a discussion on how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2025	2024	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$2,486	$2,293	8.4
Tours (in 000s) (c)	734	716	2.5
Volume per guest (d)	$3,284	$3,094	6.1
Travel and Membership
Transactions (in 000s) (e)
Exchange	810	889	(9.0)
Travel Club	765	673	13.8
Total transactions	1,575	1,562	0.8
Revenue per transaction (f)
Exchange	$360	$360	(0.2)
Travel Club	$225	$247	(9.1)
Total revenue per transaction	$294	$312	(5.6)
Average number of exchange members (in 000s) (g)	3,328	3,427	(2.9)

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
(h)Percentage change may not calculate due to rounding.
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales (in millions):

	Year Ended December 31,
	2025	2024
Vacation ownership interest sales, net	$1,847	$1,721
Loan loss provision	484	432
Gross VOI sales, net of Fee-for-Service sales	2,331	2,153
Fee-for-Service sales (1)	155	140
Gross VOI sales	$2,486	$2,293

(1)     Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. Fee-for-Service commission revenues were $78 million and $71 million for the years ended December 31, 2025 and 2024. These commissions are reported within Service and membership fees on the Consolidated Statements of Income.

THE YEAR ENDED DECEMBER 31, 2025 VS. THE YEAR ENDED DECEMBER 31, 2024
Our consolidated results are as follows (in millions):

	Year Ended December 31,
	2025	2024	Favorable/ (Unfavorable)
Net revenues	$4,021	$3,864	$157
Expenses	3,468	3,131	(337)
Operating income	553	733	(180)
Interest expense	232	249	17
Other (income), net	(7)	(15)	(8)
Interest (income)	(9)	(14)	(5)
Income before income taxes	337	513	(176)
Provision for income taxes	107	135	28
Net income from continuing operations	230	378	(148)
Gain on disposal of discontinued business, net of income taxes	—	33	(33)
Net income attributable to Travel + Leisure Co. shareholders	$230	$411	$(181)
Net revenues increased $157 million during 2025 compared with 2024. This increase was unfavorably impacted by foreign currency of $5 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily due to:
•$195 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of an increase in VPG due to a higher owner transaction mix which generally produce higher VPGs and increased tours; higher property management revenues resulting from higher property management fees and reimbursable revenues; and an increase in other revenues due to higher co-branded credit card and VOI incentive revenues. This increase in revenues was partially offset by:
•$33 million of decreased revenues at our Travel and Membership segment primarily driven by lower transaction revenue due to lower revenue per transaction resulting from a higher mix of Travel Club transactions, which generally produce lower revenue per transaction. Exchange transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity. Additionally, subscription revenues declined due to lower average member count.
Expenses increased $337 million during 2025 compared with 2024. This increase in expenses was favorably impacted by foreign currency of $1 million. Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$182 million increase in cost of VOIs driven by $216 million of inventory write-downs and impairments related to the resort optimization initiative at the Vacation Ownership segment (see Note 25—Restructuring for additional information), partially offset by a $34 million decrease in the cost of VOIs sold due to variations in inventory sourcing;
•$46 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$41 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$35 million increase in marketing costs primarily due to an increase at our Vacation Ownership business in support of increased tour flow and sales volume, partially offset by cost savings at the Travel and Membership segment;
•$23 million increase in General and administrative expenses driven by $17 million higher stock-based compensation expense, $9 million higher advertising costs, and $8 million higher employee-related costs; partially offset by the prior year reversal of a $12 million receivable representing Wyndham Hotels’ one-third portion of an expired guarantee associated with the sale of the European vacation rentals business;
•$9 million increase in depreciation and amortization;
•$7 million increase in cost of sales at the Travel and Membership segment due to increased Travel Clubs transactions and a heavier weighting of rentals;
•$7 million increase in Asset impairments, net driven by $8 million of asset impairments at the Vacation Ownership segment resulting from the resort optimization initiative; and a
•$5 million increase in sales and commission expense for VOI Fee-for-Service sales due to increased volume.
These increases were partially offset by:
•$18 million decrease in developer obligations due to increased monetization of unsold VOIs; and

•$9 million of operating cost savings at the Travel and Membership driven by the strategic restructuring of this segment in the prior year and additional restructuring activities during the fourth quarter of 2025.
Interest expense decreased $17 million during 2025 compared with 2024 primarily due to a lower weighted average interest rate on corporate borrowings, partially offset by a higher average outstanding balance on corporate debt.
Other income, net of other expense decreased $8 million during 2025 compared with 2024, primarily due to a $7 million reduction in the fair value of contingent consideration associated with business acquisitions in 2024; partially offset by a $4 million gain on a building held-for-sale during 2025.
Interest income decreased $5 million during 2025 compared with 2024, primarily due to a lower investment balance.
Our effective tax rates were 31.8% and 26.4% for the years ended December 31, 2025 and 2024. Our effective tax rate for 2025 was impacted primarily by the inventory write-down and impairment charges recorded in the year that significantly reduced our pre-tax income.
Gain on disposal of discontinued business, net of income taxes decreased $33 million during 2025 compared with 2024 driven by the release of expired guarantees of $32 million, net of tax in 2024, related to the sale of the European vacation rentals business.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $181 million in 2025 as compared with 2024.
The tables below present our reportable segment information (see Note 23—Segment Information to the Consolidated Financial Statements for a breakout of significant expenses related to our reportable segments), followed by a discussion of each segment’s 2025 results compared to 2024 (in millions):

	Year Ended December 31,
Net revenues	2025	2024
Vacation Ownership	$3,361	$3,171
Travel and Membership	662	695
Total reportable segments	4,023	3,866
Corporate and other (a)	(2)	(2)
Total Company	$4,021	$3,864

	Year Ended December 31,
Reconciliation of Net income to Adjusted EBITDA	2025	2024
Net income attributable to Travel + Leisure Co. shareholders	$230	$411
Gain on disposal of discontinued business, net of income taxes	—	(33)
Interest expense	232	249
Interest (income)	(9)	(14)
Provision for income taxes	107	135
Depreciation and amortization	124	115
Inventory write-downs and asset impairments, net (b)	226	3
Stock-based compensation	57	40
Restructuring (c)	19	16
Other (d)	3	—
Acquisition and divestiture related costs	1	2
Legacy items	—	11
Integration costs	—	1
Fair value change in contingent consideration	—	(7)
Adjusted EBITDA	$990	$929

	Year Ended December 31,
Adjusted EBITDA	2025	2024
Vacation Ownership	$861	$764
Travel and Membership	228	251
Total reportable segments	1,089	1,015
Corporate and other (a)	(99)	(86)
Total Company	$990	$929

(a)Includes the elimination of transactions between segments.
(b)Includes $216 million of inventory write-downs and impairments during 2025, included within Cost of vacation ownership interests on the Consolidated Statements of Income.
(c)Includes $1 million of stock-based compensation expense during 2024 associated with the 2022 restructuring plan.
(d)Includes $5 million of employee costs associated with the resort optimization initiative included within Operating expense on the Consolidated Statements of Income, and $2 million of other items that meet the conditions of unusual and/or infrequent, partially offset by a $4 million gain on sale of a corporate building owned by our Travel and Membership segment, which was previously held-for-sale.
Vacation Ownership
Net revenues increased $190 million and Adjusted EBITDA increased $97 million during 2025 compared with 2024. Net revenue was unfavorably impacted by foreign currency of $5 million. Adjusted EBITDA was unfavorably impacted by foreign currency of $2 million.
The net revenue growth excluding the impact of foreign currency was primarily driven by:
•$181 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 6.1% increase in VPG due to a higher owner upgrade transaction mix (67% in the current period compared to 64% in the same period of 2024) which generally produce higher VPGs along with higher average transaction prices, and a 2.5% increase in tours;
•$35 million increase in property management revenues primarily due to higher management fees and reimbursable revenues;
•$18 million increase in other revenues due to $9 million increase in co-branded credit card revenues and $8 million of higher VOI incentive revenues:
•$6 million increase in commission revenues due to higher volume of VOI Fee-for-Service sales; and a
•$5 million increase in consumer financing revenues primarily due to a higher average portfolio balance.
These increases were partially offset by a $52 million increase in our provision for loan losses primarily due to increased Gross VOI sales, net of Fee-for-Service sales and a higher provision rate associated with increased defaults.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$46 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales;
•$41 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$38 million increase in marketing costs in support of increased tour flow and sales volume;
•$13 million increase in general and administrative expenses driven by $5 million of higher professional fees and $4 million higher variable compensation; and a
•$5 million increase in sales and commission expense for VOI Fee-for-Service sales due to increased volume.
These increases were partially offset by a:
•$34 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume, and an
•$18 million decrease in developer obligations due to increased monetization of unsold VOIs.
Travel and Membership
Net revenues decreased $33 million and Adjusted EBITDA decreased $23 million during 2025 compared with 2024. Net revenue was not materially impacted by foreign currency. Adjusted EBITDA was unfavorably impacted by foreign currency of $1 million.
The decrease in net revenues, excluding the impact of foreign currency, was primarily driven by a $23 million decrease in transaction revenue due to lower revenue per transaction; a $7 million decrease in subscription revenues due to lower exchange member count; and a $3 million decrease in ancillary revenues. Revenue per transaction was impacted by a higher mix of Travel Club transactions, which generally produce lower revenue per transaction. Exchange transactions were impacted by an increasing mix of exchange members with a club affiliation who have a lower transaction propensity and a decrease in average member count.
In addition to the revenue change explained above, Adjusted EBITDA excluding the impact of foreign currency was further impacted by:
•$7 million increase in cost of sales due to increased Travel Clubs transactions and a heavier weighting of rentals partially offset by:
•$12 million of employee related cost savings associated with the strategic restructuring of this segment in 2024 and additional restructuring activities during the fourth quarter of 2025; these initiatives focused on enhancing organizational efficiency and rationalizing operations, including savings of $9 million of operating costs, $2 million of marketing expenses, and $1 million of general and administrative expenses; and
•$3 million of facilities and cloud savings.
Corporate and other
Corporate and other revenue was flat and Adjusted EBITDA decreased $13 million during 2025 compared with 2024. Adjusted EBITDA was unfavorably impacted by foreign currency of $1 million. The decrease in Adjusted EBITDA was primarily due to higher general and administrative costs driven by $9 million of higher advertising expenses and $5 million of higher employee related costs.
For a comparative review of our consolidated results of operations and those of our reportable segments for the fiscal years ended December 31, 2024 and 2023, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 19, 2025.
DISCONTINUED OPERATIONS
During 2024 and 2023, we recognized gains of $33 million and $5 million within Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income.
During 2024, we had $1 million of Net cash provided by investing activities from discontinued operations on the Consolidated Statements of Cash Flows.
See Note 6—Discontinued Operations to the Consolidated Financial Statements for additional details of our discontinued operations.
RESTRUCTURING PLANS
Resort Optimization Initiative
In order to promote the long-term strength of our portfolio of vacation ownership resorts, we undertook a strategic review with the intent of optimizing the overall quality of our resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment or are in markets that no longer align with owner demand. As a result, during 2025, we proposed to the boards of these respective homeowners’ associations (“HOAs”) of the identified resorts, court-supervised restructuring plans to remove select resorts from our portfolio and reduce the number of units at certain other resorts.
In connection with these actions, during 2025, we incurred $216 million of inventory write-downs and impairments at the Vacation Ownership segment associated with the removal of the identified resorts and the agreements to supply replacement inventory to the impacted vacation ownership clubs. These charges are included within Cost of vacation ownership interests on the Consolidated Statements of Income. We also incurred $9 million of other charges consisting primarily of employee-related costs, of which $5 million is included within Operating expense and $4 million is included in Restructuring on the Consolidated Statements of Income, and $8 million of impairments of other property and equipment, which are included within Asset impairments, net. As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative, which are expected to be paid by the end of 2027. See Note 25—Restructuring—Resort Optimization Initiative to the Consolidated Financial Statements for additional details.
2025 Restructuring Plan
During 2025, we incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. These charges consisted of (i) $7 million of personnel-related costs at our corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. We reduced our 2025 restructuring liability by $3 million of cash payments during 2025. The remaining 2025 restructuring liability of $12 million is expected to be paid by the end of 2027.
2024 Restructuring Plan
During 2024, we incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. These charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment, (ii) $3 million of personnel-related costs at our corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. We reduced our 2024 restructuring liability by $7 million of cash payments during both 2025 and 2024. As of December 31, 2025, the 2024 restructuring liability has been fully settled.
2023 Restructuring Plan
During 2023, we incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, we also decided to decrease our facilities by closing our owned office in Indianapolis, Indiana, and exiting other leased locations. The charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at our corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense. We reduced our 2023 restructuring liability by less than $1 million, $14 million and $8 million of cash payments during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the 2023 restructuring liability has been fully settled.
See Note 25—Restructuring to the Consolidated Financial Statements for additional details of our restructuring plans.

FINANCIAL CONDITION

	As of December 31,
(In millions)	2025	2024	Change
Total assets	$6,760	$6,735	$25
Total liabilities	$7,742	$7,615	$127
Total deficit	$(982)	$(880)	$(102)
Total assets increased $25 million from December 31, 2024 to December 31, 2025, due to:
•$86 million increase in Cash and cash equivalents primarily driven by $640 million of Net cash provided by operating activities, $494 million net proceeds from the issuance of $500 million 6.125% secured notes due September 2033, $34 million received from the issuance of common stock driven by option exercises and participation in our employee stock purchase plan, and $25 million proceeds on a vacation ownership inventory financing agreement, partially offset by repayment of the $350 million notes due October 2025, $301 million paid for share repurchases, $149 million of dividend payments, $133 million of net payments on the revolving credit facility, and $117 million of property and equipment additions;
•$60 million increase in Other assets driven by $38 million increase in right-of-use assets driven by our new corporate headquarters lease, $22 million increase in non-trade receivables, net, $16 million of inventory transferred to assets held-for-sale in 2025 related to the resort optimization initiative (see Note 25—Restructuring for additional information), and a $10 million increase in deferred costs, partially offset by a $29 million decrease in tax receivables;
•$19 million increase in Vacation ownership contract receivables, net, driven by $1.6 billion of VOI originations, partially offset by $1.09 billion of principal collections and net provision for loan losses of $484 million; and an
•$11 million increase in Restricted cash associated with funds on deposit held to pay claims by our captive insurance company.
These increases were partially offset by:
•$99 million decrease in Inventory driven by $216 million of inventory write-downs and impairments at the Vacation Ownership segment, $57 million for the sale of VOI inventory, and $16 million of inventory transferred to assets held-

for-sale during 2025 related to the resort optimization initiative; partially offset by $130 million of inventory acquisitions, and $66 million of net transfers of completed VOI inventory from property and equipment; and
•$60 million decrease in Property and equipment, net primarily due to $66 million of net transfers of completed VOI inventory from Property and equipment to Inventory.
Total liabilities increased $127 million from December 31, 2024 to December 31, 2025, primarily due to:
•$132 million increase in Accrued expenses and other liabilities due to a $57 million increase in lease liabilities driven by our new corporate headquarters, $25 million for an inventory financing obligation, $17 million increase in accrued payroll costs, primarily variable compensation and deferred compensation, a $17 million increase in resort related obligations and commitments, and a $14 million increase in accrued taxes; and an
•$11 million increase in Deferred income driven by an increase of $15 million related to co-branded credit card programs and a $4 million increase in deferred VOI incentive revenue, partially offset by decreases of $4 million of deferred subscription revenue and $4 million of deferred VOI trial package revenue.
These increases were partially offset by an $18 million decrease in Deferred income taxes driven by impairments, partially offset by installment sales and tax depreciation and amortization.
Total deficit increased $102 million from December 31, 2024 to December 31, 2025, primarily due to $300 million of share repurchases and $152 million of dividends; partially offset by $230 million of Net income attributable to Travel + Leisure Co. shareholders, $57 million of stock-based compensation, $46 million of favorable currency translation adjustments driven by fluctuations in exchange rates, primarily the Australian dollar, British pound sterling, and the Euro, and $24 million of stock option exercises.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $650 million notes due in July 2026. Our discussion below highlights these sources of liquidity and how they are utilized to support our cash needs.
Cash and Cash Equivalents
As of December 31, 2025, we had $253 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. During the second quarter of 2025, we amended the credit agreement governing our revolving credit and term loan B facility (“Seventh Amendment”). The Seventh Amendment refinanced and extended the maturity date of the revolving credit facility from October 2026 to June 2030, and among other things, reduced pricing spreads on borrowings and letters of credit at all pricing levels by 25 basis points. See Note 15—Debt to the Consolidated Financial Statements for additional details regarding the Seventh Amendment. The facility had $893 million of available capacity as of December 31, 2025.
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
As of December 31, 2025, our interest coverage ratio was 4.92 to 1.0 and our first lien leverage ratio was 3.06 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2025, we were in compliance with the financial covenants described above.

Secured Notes and Term Loan B facility
We generally utilize borrowing via secured note and term loan B issuances to meet our long-term financing needs. During the third quarter of 2025, we issued secured notes due September 2033, with a face value of $500 million and an interest rate of 6.125%. The proceeds of this offering were used to redeem all of our $350 million 6.60% secured notes due October 2025, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes.
During the fourth quarter of 2025, we amended the credit agreement governing our revolving credit facility and term loan B facility (“Eighth Amendment”). The Eighth Amendment refinanced the $869 million outstanding balance of the Term Loan B facility, with interest rate per annum applicable to borrowings under this facility equal to the Term SOFR rate, plus an applicable rate of 2.00%, representing a 50 basis point reduction. The maturity date of this facility remains December 14, 2029.
These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of December 31, 2025, we had $3.39 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2026 to 2033.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. On April 17, 2025, we renewed our USD bank conduit facility, extending its term through August 2027. We believe that our USD bank conduit facility and our AUD/NZD bank conduit facility, with a term through December 2026, amounting to a combined capacity of $748 million ($314 million available as of December 31, 2025), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $950 million, $1.05 billion, and $1.09 billion during 2025, 2024, and 2023. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2025, all of our securitized loan pools were in compliance with applicable contractual triggers.
We may, from time to time, depending on market conditions and other factors, repurchase our outstanding indebtedness, whether or not such indebtedness trades above or below its face amount, for cash and/or in exchange for other securities or other consideration, in each case in open market purchases and/or privately negotiated transactions.
For additional details regarding our credit facilities, term loan B facility, and non-recourse debt see Note 15—Debt to the Consolidated Financial Statements.

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations (in millions). We plan to fund these obligations along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	2026	2027	2028	2029	2030	Thereafter	Total
Debt (a)	$667	$415	$12	$1,478	$414	$500	$3,486
Non-recourse debt (b)	255	247	453	198	205	788	2,146
Interest on debt (c)	294	238	212	187	86	104	1,121
Purchase commitments (d)	325	399	164	51	17	138	1,094
Operating leases	26	24	21	20	13	84	188
Inventory financing obligation (e)	30	—	—	—	—	—	30
Total (f)	$1,597	$1,323	$862	$1,934	$735	$1,614	$8,065

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $501 million for marketing related activities, $398 million related to the development of vacation ownership properties, and $126 million for information technology activities.
(e)Represents an inventory financing obligation with a third-party developer, including associated interest (see Note 10—Inventory to the Consolidated Financial Statements for further detail) of which $27 million is included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
(f)Excludes a $35 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
In addition to the amounts shown in the table above and in connection with our separation from our former parent ABG, formerly Cendant Corporation, we entered into certain guarantee commitments with ABG (pursuant to our assumption of certain liabilities and our obligation to indemnify ABG, Anywhere Real Estate Inc. (formerly Realogy), and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with ABG and Anywhere Real Estate Inc. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 26—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements.
In addition to the key contractual obligation and separation related commitments described above, we have the following other commercial commitments and off-balance sheet arrangements.
We enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, customer data safeguards, access to credit facilities, derivatives, and issuances of debt securities. We also provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, we receive offsetting indemnifications from third-parties and/or maintain insurance coverage that may mitigate any potential payments.
Our Vacation Ownership business has committed to certain owners’ associations to provide funds required to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. We may be required to fund such a shortfall as a result of unsold company-owned VOIs or failure by owners to pay such assessments. In addition, from time to time, we may agree to reimburse certain owner associations up to 70% of their uncollected assessments. These commitments extend for the duration of the underlying subsidy or similar agreement (which generally approximate one year and are renewable at our discretion on an annual basis). The maximum potential future payments that we could be required to make under these commitments was $431 million as of December 31, 2025. We would only be required to pay this maximum amount if none of the assessed owners paid their assessments. Any assessments collected from the owners of the VOIs would reduce the maximum potential amount of future payments we would be required to make. Additionally, should we be required to fund the deficit through the payment of any owners’ assessments under these commitments, we would be permitted to use that property to engage in revenue-producing activities such as rentals. During 2025, 2024, and 2023, we made payments related to these commitments of $12 million, $13 million, and $12 million. As of December 31, 2025 and 2024, we maintained a liability in connection with these commitments of $29 million and $17 million included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
As part of the Fee-for-Service program, we may guarantee to reimburse the developer or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2025, the maximum potential future payments that we may be required to make under these guarantees is $59 million. As of December 31, 2025 and 2024, we had no recognized liabilities in connection with these guarantees.
We generally utilize letters of credit to support the securitization of VOCR fundings, certain insurance policies, and development activities in our Vacation Ownership business. As of December 31, 2025, we had $81 million of irrevocable standby letters of credit outstanding, $44 million of which were under our revolving credit facility. As of December 31, 2024, we had $45 million of irrevocable standby letters of credit outstanding, $1 million of which were under our revolving credit facility.
We also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $542 million outstanding as of December 31, 2025. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
We have company sponsored severance plans in place for certain employees in the event of involuntary terminations, other than for cause. As of December 31, 2025, our maximum obligation under these severance plans was $227 million. Refer to the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Compensation of Directors,” “Executive Compensation” and “Committees of the Board” for additional details regarding executive compensation.
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
CASH FLOWS
The following table summarizes the changes in cash, cash equivalents, and restricted cash between 2025 and 2024 (in millions). For a comparative review of the fiscal years ended December 31, 2024 and 2023, refer to the Cash Flows section in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 19, 2025.

	Year Ended December 31,
Cash provided by/(used in):	2025	2024	Change
Operating activities	$640	$464	$176
Investing activities
Continuing operations	(107)	(125)	18
Discontinued operations	—	1	(1)
Financing activities	(443)	(458)	15
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	7	(11)	18
Net change in cash, cash equivalents and restricted cash	$97	$(129)	$226
Operating Activities
Net cash provided by operating activities increased $176 million for the year ended December 31, 2025 compared to the prior year. This increase was primarily attributable to the Net income decline of $181 million being more than offset by a $279 million increase in non-cash addbacks. The increase in non-cash addbacks were driven by $216 million of inventory write-downs and impairments incurred during 2025 resulting from the resort optimization initiative, a $52 million increase in the provision for loan losses, and the $33 million Gain on disposal of discontinued business, net of income taxes in the prior year.

Investing Activities
Net cash used in investing activities from continuing operations decreased $18 million during the year ended December 31, 2025. This decrease was primarily due to $44 million paid for the acquisition of Accor Vacation Club during 2024 and $10 million of net proceeds from the sale of a building in 2025, partially offset by a $36 million increase in capital expenditures.
Net cash provided by investing activities from discontinued operations decreased $1 million due to a tax refund received in the prior year related to the sale of the European vacation rentals business.
Financing Activities
Net cash used in financing activities decreased $15 million during the year ended December 31, 2025. This decrease was primarily due to a $118 million increase in net proceeds from corporate debt, partially offset by a $70 million increase in net payments on non-recourse debt and $67 million increase in share repurchases.
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
During 2025, we spent $130 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. We anticipate spending between $200 million and $230 million for vacation ownership development projects in 2026. After factoring in this anticipated additional annual spending, and the impacts of the resort optimization initiative discussed in Note 25—Restructuring, we expect to have adequate inventory to support vacation ownership sales through at least the next three to four years.
During 2025, we spent $117 million on capital expenditures, primarily information technology digital and new club initiatives, sales center facility and related system enhancements, resort improvements, and a new corporate office. During 2026, we anticipate spending between $90 million and $100 million on capital expenditures, primarily for continuation of information technology digital enhancements to our sales and reservation systems, sales center facility renovation and expansion, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of December 31, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $111 million since the inception of this program. We had $165 million of remaining availability in our program as of December 31, 2025.
Under our current share repurchase program, we repurchased 5.4 million shares at an average price of $55.52 for a cost of $300 million during the year ended December 31, 2025. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Subsequent to the end of the year, our Board of Directors increased the authorization for the share repurchase program by $750 million.
Dividends
We paid cash dividends of $0.56 per share for all four quarters of 2025, $0.50 per share for all four quarters of 2024, and $0.45 per share for all four quarters of 2023. The aggregate dividends paid to shareholders for 2025, 2024, and 2023 were $149 million, $142 million, and $136 million.
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
Foreign Earnings
We assert that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2025. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
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
COMMITMENTS AND CONTINGENCIES
From time to time, we are involved in claims, legal and regulatory proceedings, and governmental inquiries related to our business, none of which, in the opinion of management, is expected to have a material effect on our results of operations or financial condition. See Note 19—Commitments and Contingencies to the Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business along with our guarantees and indemnifications and Note 26—Transactions with Former Parent and Former Subsidiaries to the Consolidated Financial Statements for a description of our obligations regarding ABG contingent litigation, matters related to Wyndham Hotels, and matters related to the vacation rentals businesses.
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

Our estimates of uncollectible amounts are based on the results of our static pool analysis which tracks defaults for each year’s sales over the entire life of those contract receivables. We consider current defaults, past due aging, historical write-offs of contracts and consumer credit scores (FICO scores) in the assessment of a borrower’s credit strength, down payment amount and expected loan performance. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our VOCRs. There were no changes to the assumptions used in this model in 2025.
Changes in our estimates of uncollectible amounts could result in a material impact to our allowance for loan losses. A one percent change in projected losses would increase our allowance for loan losses by approximately $7 million. See Note 9—Vacation Ownership Contract Receivables to the Consolidated Financial Statements for additional details of our allowance for loan losses.
Inventory. We use the relative sales value method of costing and relieving our VOI inventory. This method requires us to make estimates subject to significant uncertainty, including future sales prices and volumes as well as credit losses and related inventory recoveries. The impact of any changes in estimates under the relative sales value method is recorded in Cost of vacation ownership interests on the Consolidated Statements of Income in order to retrospectively adjust the margin previously recorded subject to those estimates. There were no changes in these assumptions during 2025.
Impairment of Long-Lived Assets. We perform an annual review of our goodwill and other indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, and estimation of long-term rate of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets impairment. There were no changes in the methodology used in this analysis in 2025.
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
Guarantees. In the ordinary course of business, we enter into agreements that contain standard guarantees and indemnities whereby we indemnify another party for specified breaches of, or third-party claims relating to, an underlying agreement. Such underlying agreements are typically entered into by one of our subsidiaries. The various underlying agreements generally govern purchases, sales or outsourcing of products or services, leases of real estate, licensing of software and/or development of vacation ownership properties, access to credit facilities, derivatives and issuances of debt securities. Also, in the ordinary course of business, we provide corporate guarantees for our operating business units relating to merchant credit-card processing for prepaid customer stays and other deposits. While a majority of these guarantees and indemnifications extend only for the duration of the underlying agreement, some survive the expiration of the agreement. We are not able to estimate the maximum potential amount of future payments to be made under these guarantees and indemnifications as the triggering events are not predictable. In certain cases, we maintain insurance coverage that may mitigate any potential payments.
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
•Our primary interest rate exposures as of December 31, 2025, are to interest rate fluctuations in asset-backed commercial paper interest rates and Simple Secured Overnight Financing (“SOFR”) interest rates due to their impact on variable rate borrowings and other interest rate sensitive liabilities. In addition, interest rate movements in one country, as well as relative interest rate movements between countries, can impact us. We anticipate that SOFR and asset-backed commercial paper rates will remain our primary market risk exposures.
•We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values, and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used December 31, 2025 and 2024 market rates to perform sensitivity analyses separately for each of our market risk exposures. The estimates assume instantaneous parallel shifts in interest rate yield curves and exchange rates. We have determined, through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and $3 million increase or decrease in annual debt interest expense for the year ended December 31, 2025. During the year ended December 31, 2024, our analyses reflect a $2 million increase or decrease in annual consumer financing interest expense and $5 million increase or decrease in annual debt interest expense.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used to hedge underlying exposure that primarily consist of our non-functional current assets and liabilities and those of our subsidiaries. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the absolute notional amount of our outstanding foreign exchange hedging instruments was $75 million and $72 million. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an approximate increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $7 million during 2025 and $6 million during 2024, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at December 31, 2025 was $434 million in non-recourse debt and $917 million in corporate debt. A 100-basis point change in the underlying interest rates would result in a $4 million increase or decrease in annual consumer financing interest expense and a $9 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at December 31, 2024 was $377 million in non-recourse debt and $1.06 billion in corporate debt. A 100-basis point change in the underlying interest rates would have resulted in a $4 million increase or decrease in annual consumer financing interest expense and an $11 million increase or decrease in our annual debt interest expense.

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
We used December 31, 2025 and December 31, 2024 market rates on outstanding financial instruments to perform the sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2025.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Travel + Leisure Co.
Orlando, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Travel + Leisure Co. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and deficit for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Given the level of difficulty required to accurately predict losses over the life of the contract receivables, including the determination of any qualitative adjustments, auditing the allowance for loan losses involved especially complex and subjective judgment.
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
February 18, 2026

We have served as the Company's auditor since 2005.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues
Vacation ownership interest sales	$1,847	$1,721	$1,582
Service and membership fees	1,615	1,607	1,649
Consumer financing	454	450	427
Other	105	86	92
Net revenues	4,021	3,864	3,750
Expenses
Operating	1,824	1,744	1,684
Marketing	585	550	507
General and administrative	498	475	454
Cost of vacation ownership interests	273	92	133
Consumer financing interest	135	136	112
Depreciation and amortization	124	115	112
Restructuring	19	16	26
Asset impairments, net	10	3	—
Total expenses	3,468	3,131	3,028
Loss on sale of business	—	—	2
Operating income	553	733	720
Interest expense	232	249	251
Other (income), net	(7)	(15)	(3)
Interest (income)	(9)	(14)	(13)
Income before income taxes	337	513	485
Provision for income taxes	107	135	94
Net income from continuing operations	230	378	391
Gain on disposal of discontinued business, net of income taxes	—	33	5
Net income attributable to Travel + Leisure Co. shareholders	$230	$411	$396

Basic earnings per share
Continuing operations	$3.51	$5.39	$5.24
Discontinued operations	—	0.48	0.07
	$3.51	$5.87	$5.31
Diluted earnings per share
Continuing operations	$3.44	$5.35	$5.21
Discontinued operations	—	0.47	0.07
	$3.44	$5.82	$5.28
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Travel + Leisure Co. shareholders	$230	$411	$396

Foreign currency translation adjustments, net of tax	46	(42)	8
Defined benefit pension plans, net of tax	—	—	1
Other comprehensive income/(loss), net of tax	46	(42)	9
Comprehensive income attributable to Travel + Leisure Co. shareholders	$276	$369	$405

See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$253	$167
Restricted cash (VIE - $87 as of 2025 and $92 as of 2024)	173	162
Trade receivables, net	165	155
Vacation ownership contract receivables, net (VIE - $2,281 as of 2025 and $2,293 as of 2024)	2,638	2,619
Inventory	1,128	1,227
Prepaid expenses	214	214
Property and equipment, net	531	591
Goodwill	972	966
Other intangibles, net	201	209
Other assets	485	425
Total assets	$6,760	$6,735
Liabilities and (deficit)
Accounts payable	$62	$67
Accrued expenses and other liabilities	910	778
Deferred income	468	457
Non-recourse vacation ownership debt (VIE)	2,124	2,123
Debt	3,474	3,468
Deferred income taxes	704	722
Total liabilities	7,742	7,615
Commitments and contingencies (Note 19)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 225,937,948 issued as of 2025 and 224,599,556 as of 2024	3	2
Treasury stock, at cost – 162,880,360 shares as of 2025 and 157,476,502 shares as of 2024	(7,735)	(7,433)
Additional paid-in capital	4,405	4,328
Retained earnings	2,412	2,334
Accumulated other comprehensive loss	(66)	(112)
Total stockholders’ (deficit)	(981)	(881)
Noncontrolling interest	(1)	1
Total (deficit)	(982)	(880)
Total liabilities and (deficit)	$6,760	$6,735
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$230	$411	$396
Gain on disposal of discontinued business, net of income taxes	—	(33)	(5)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	484	432	348
Inventory write-downs and impairments	216	—	—
Depreciation and amortization	124	115	112
Stock-based compensation	57	41	38
Non-cash interest	24	25	22
Non-cash lease expense	13	12	16
Asset impairments, net	10	3	—
Loss on sale of business	—	—	2
Deferred income taxes	(21)	26	8
Other, net	(8)	(1)	(3)
Net change in assets and liabilities, excluding impact of acquisitions and dispositions:
Trade receivables	3	35	(18)
Vacation ownership contract receivables	(503)	(549)	(504)
Inventory	(68)	(16)	25
Prepaid expenses	2	14	(27)
Other assets	(24)	(42)	(20)
Accounts payable, accrued expenses, and other liabilities	96	(19)	(70)
Deferred income	5	10	30
Net cash provided by operating activities	640	464	350
Investing activities
Property and equipment additions	(117)	(81)	(74)
Proceeds from sale of investments	21	—	—
Purchases of investments	(19)	—	—
Acquisitions, net of cash acquired	(1)	(44)	(6)
Proceeds from sale of assets	10	1	—
Other, net	(1)	(1)	—
Net cash used in investing activities - continuing operations	(107)	(125)	(80)
Net cash provided by investing activities - discontinued operations	—	1	—
Net cash used in investing activities	(107)	(124)	(80)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,707	1,805	1,926
Principal payments on non-recourse vacation ownership debt	(1,715)	(1,743)	(1,823)
Proceeds from debt, notes issued, and term loans	2,673	1,910	2,031
Principal payments on debt, notes, and term loans	(2,676)	(2,031)	(2,146)
Repurchase of common stock	(301)	(234)	(309)
Dividends to shareholders	(149)	(142)	(136)
Debt issuance/modification costs	(27)	(20)	(22)
Net share settlement of incentive equity awards	(14)	(9)	(10)
Payment of deferred acquisition consideration	—	(9)	(14)
Repayments of vacation ownership inventory arrangement	—	—	(6)
Proceeds from vacation ownership inventory arrangement	25	—	—
Proceeds from issuance of common stock	34	15	9
Net cash used in financing activities	(443)	(458)	(500)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	7	(11)	—
Net change in cash, cash equivalents and restricted cash	97	(129)	(230)
Cash, cash equivalents and restricted cash, beginning of period	329	458	688
Cash, cash equivalents and restricted cash, end of period	426	329	458
Less: Restricted cash	173	162	176
Cash and cash equivalents	$253	$167	$282
See Notes to Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2022	78.4	$2	$(6,886)	$4,242	$1,808	$(79)	$9	$(904)
Net income	—	—	—	—	396	—	—	396
Other comprehensive income	—	—	—	—	—	9	—	9
Issuance of shares for RSU vesting	0.6	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Employee stock purchase program issuances	0.2	—	—	10	—	—	—	10
Change in stock-based compensation	—	—	—	38	—	—	—	38
Repurchase of common stock	(7.8)	—	(307)	—	—	—	—	(307)
Dividends ($1.80 per share)	—	—	—	—	(137)	—	—	(137)
Non-controlling interest ownership change	—	—	—	—	—	—	(8)	(8)
Other	—	—	(3)	(1)	—	—	—	(4)
Balance as of December 31, 2023	71.4	2	(7,196)	4,279	2,067	(70)	1	(917)
Net income	—	—	—	—	411	—	—	411
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Stock option exercises	0.2	—	—	6	—	—	—	6
Issuance of shares for RSU/PSU vesting	0.5	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Employee stock purchase program issuances	0.2	—	—	9	—	—	—	9
Change in stock-based compensation	—	—	—	41	—	—	—	41
Repurchase of common stock	(5.2)	—	(235)	—	—	—	—	(235)
Dividends ($2.00 per share)	—	—	—	—	(144)	—	—	(144)
Other	—	—	(2)	2	—	—	—	—
Balance as of December 31, 2024	67.1	2	(7,433)	4,328	2,334	(112)	1	(880)
Net income	—	—	—	—	230	—	—	230
Other comprehensive income	—	—	—	—	—	46	—	46
Stock option exercises	0.5	—	—	24	—	—	—	24
Issuance of shares for RSU/PSU vesting	0.7	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Employee stock purchase program issuances	0.2	—	—	10	—	—	—	10
Change in stock-based compensation	—	—	—	57	—	—	—	57
Repurchase of common stock	(5.4)	—	(300)	—	—	—	—	(300)
Dividends ($2.24 per share)	—	—	—	—	(152)	—	—	(152)
Non-controlling interest ownership change	—	—	—	—	—	—	(2)	(2)
Other	—	—	(2)	—	—	—	—	(2)
Balance as of December 31, 2025	63.1	$3	$(7,735)	$4,405	$2,412	$(66)	$(1)	$(982)

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
2.    Summary of Significant Accounting Policies
PRINCIPLES OF CONSOLIDATION
When evaluating an entity for consolidation, the Company first determines whether an entity is a variable interest entity (“VIE”). If the entity is deemed to be a VIE, the Company consolidates those VIEs for which the Company is the primary beneficiary. The Company will also consolidate an entity not deemed a VIE upon determination that the Company has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are accounted for using the equity or fair value method, as appropriate.
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

Additionally, as required by various securitizations, the Company holds an agreed-upon percentage of the aggregate outstanding principal balances of the VOI contract receivables collateralizing the asset-backed notes in a segregated trust account as credit enhancement. Each time a securitization closes and the Company receives cash from the note holders, a portion of the cash is deposited in the trust account. As of December 31, 2025 and 2024, restricted cash for securitizations totaled $87 million and $92 million.
Escrow Deposits. Laws in most U.S. states require the escrow of down payments on VOI sales, with the typical requirement mandating that the funds be held in escrow until the rescission period expires. As sales transactions are consummated, down payments are collected and are subsequently placed in escrow until the rescission period has expired. Rescission periods vary by state, but range on average from five to seven calendar days. In certain states, the escrow laws require that 100% of VOI purchaser funds (excluding interest payments, if any) be held in escrow until the deeding process is complete. Where possible, the Company utilizes surety bonds in lieu of escrow deposits. Similarly, laws in certain U.S. states require the escrow of advance deposits received from guests for vacations paid and not yet traveled through the Company’s Travel and Membership businesses. Such amounts are required to be held in escrow until the legal restriction expires, which varies from state to state. Escrow deposits were $41 million and $37 million as of December 31, 2025 and 2024.
Funds on Deposit. The Company operates a captive insurance company which provides property insurance to Travel + Leisure Co. and its affiliates. Amounts received are maintained by a third party and released from this account as necessary to pay claims. Funds on deposit were $45 million and $33 million as of December 31, 2025 and 2024.
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

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$142	$143	$168
Bad debt expense	113	97	80
Write-offs	(97)	(98)	(105)
Ending balance	$158	$142	$143
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
INVENTORY
Inventory primarily consists of completed VOIs, VOIs under construction, land held for future VOI development, vacation exchange credits, and real estate interests subject to financing arrangements. The Company applies the relative sales value method for relieving VOI inventory and recording the related cost of sales. Under the relative sales value method, cost of sales is recorded using a percentage ratio of total estimated development cost and VOI revenue, including estimated future revenue, incorporating factors such as changes in prices and the recovery of VOIs, generally as a result of contract receivable defaults. The effect of such changes in estimates under the relative sales value method is accounted for in each period as a current-period adjustment to inventory and cost of sales. Inventory is stated at the lower of cost, including capitalized interest, property taxes, and certain other carrying costs incurred during the construction process, or estimated fair value less costs to sell. There was no capitalized interest applied to inventory during 2025, 2024, or 2023.
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
The net carrying value of software developed or obtained for internal use was $162 million and $156 million as of December 31, 2025 and 2024. Capitalized interest was $1 million, $1 million, and less than $1 million during 2025, 2024, and 2023.
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
INCOME TAXES
The Company recognizes deferred tax assets and liabilities using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company as of December 31, 2025 and 2024. The Company recognizes the effects of changes in tax laws, or rates, as a component of income taxes from continuing operations within the period that includes the enactment date.
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

ADVERTISING EXPENSE
Advertising costs are expensed in the period incurred. Advertising costs were $35 million, $26 million, and $30 million in 2025, 2024, and 2023.
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
Goodwill and other intangible assets with indefinite lives are not subject to amortization. However, goodwill and other intangibles with indefinite lives are subject to fair value-based rules for measuring impairment, and resulting write-downs, if any, are reflected in Asset impairments, net on the Consolidated Statements of Income. The Company has goodwill recorded at reporting units comprising its Vacation Ownership and Travel and Membership reportable segments. The Company completed its annual goodwill impairment test by performing a qualitative analysis for each of its reporting units as of October 1, 2025 and determined that no impairment exists.
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
ACCOUNTING FOR RESTRUCTURING ACTIVITIES
The Company’s restructuring activities require it to make significant estimates in several areas including (i) expenses for severance and related benefit costs, (ii) the ability to generate sublease income, as well as its ability to terminate lease obligations, and (iii) contract terminations. The amount that the Company accrued as of December 31, 2025, represents its best estimate of the obligations incurred in connection with these actions, but could change due to various factors including market conditions or the outcome of negotiations with third parties.
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
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. In May 2025, the FASB issued guidance to revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Previously, the accounting acquirer in such transactions was always the primary beneficiary. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
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
Hedge accounting. In November 2025, the FASB issued new guidance that updates several aspects of hedge accounting under ASC 815. The amendments address how companies assess risk for cash flow hedges, account for hedges of forecasted interest payments on choose-your-rate debt, apply hedge accounting to nonfinancial forecasted transactions, use net written options as hedging instruments, and manage dual hedges involving foreign-currency-denominated debt. These changes are designed to better align hedge accounting practices with the actual risk management strategies used by companies. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods therein. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
Interim accounting. In December 2025, the FASB issued new guidance which updates ASC 270 to make interim reporting requirements clearer and easier to follow. The guidance clarifies the required format and content of interim reports, provides comprehensive lists of interim disclosures required by other Codification topics, and establishes that entities must disclose any material events occurring after the last annual reporting period. These changes are intended to improve clarity and consistency, without fundamentally altering the nature or scope of interim reporting requirements. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.
Codification Improvements. In December 2025, the FASB issued new guidance related to its continuing agenda to make improvements to the Codification. The purpose of the new guidance is to cover “a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements.” The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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
Improvements to Income Tax Disclosures. In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures through improvements in rate reconciliation and income taxes paid information. Among other provisions, this guidance requires public entities to disclose specific categories in the rate reconciliation, using both percentages and reporting currency amounts, and present cash taxes paid on a disaggregated basis. This guidance became effective for annual periods beginning after December 15, 2024. The Company has elected to prospectively adopt the new guidance. The adoption of this guidance only affected disclosures within Note 8— Income Taxes.
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

Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Year Ended December 31,
	2025	2024	2023
Management fee revenues	$453	$448	$432
Reimbursable revenues	426	397	382
Property management fees and reimbursable revenues	$879	$845	$814
One of the associations that the Company manages paid the Travel and Membership segment $35 million, $35 million, and $36 million for exchange services during 2025, 2024, and 2023.
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

Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	As of December 31,
	2025	2024
Deferred subscription revenue	$147	$151
Deferred VOI trial package revenue	138	142
Deferred VOI incentive revenue	90	86
Deferred exchange-related revenue (a)	57	58
Deferred co-branded credit card programs revenue	36	21
Deferred other revenue	1	1
Total	$469	$459

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of December 31, 2025 and 2024 there were $1 million and $2 million of these contractual liabilities included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
Changes in contract liabilities for the periods presented were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$459	$444	$400
Additions	328	322	326
Revenue recognized	(318)	(307)	(282)
Ending balance	$469	$459	$444
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of December 31, 2025 and 2024, these capitalized costs were $50 million and $49 million and are included within Other assets on the Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of December 31, 2025, the capitalized costs were $16 million, of which $9 million is included in Prepaid expenses and $7 million is included in Other assets on the

Consolidated Balance Sheets. As of December 31, 2024 the capitalized cost were $16 million, of which $11 million is included in Prepaid expenses and $5 million is included in Other assets on the Consolidated Balance Sheets.
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

	2026	2027	2028	Thereafter	Total
Subscription revenue	$82	$32	$15	$18	$147
VOI trial package revenue	126	4	4	4	138
VOI incentive revenue	90	—	—	—	90
Exchange-related revenue	53	2	1	1	57
Co-branded credit card programs revenue	4	4	4	24	36
Other revenue	1	—	—	—	1
Total	$356	$42	$24	$47	$469
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Year Ended December 31,
	2025	2024	2023
Vacation Ownership
Vacation ownership interest sales	$1,847	$1,721	$1,582
Property management fees and reimbursable revenues	879	845	814
Consumer financing	454	450	427
Fee-for-Service commissions	78	71	131
Ancillary revenues	103	84	87
Total Vacation Ownership	3,361	3,171	3,041

Travel and Membership
Transaction revenues	463	487	499
Subscription revenues	172	179	183
Ancillary revenues	27	29	29
Total Travel and Membership	662	695	711

Corporate and other
Ancillary revenues	2	2	5
Eliminations	(4)	(4)	(7)
Total Corporate and other	(2)	(2)	(2)

Net revenues	$4,021	$3,864	$3,750

4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income from continuing operations attributable to Travel + Leisure Co. shareholders	$230	$378	$391
Gain on disposal of discontinued business attributable to Travel + Leisure Co. shareholders, net of income taxes	—	33	5
Net income attributable to Travel + Leisure Co. shareholders	$230	$411	$396

Basic earnings per share (a)
Continuing operations	$3.51	$5.39	$5.24
Discontinued operations	—	0.48	0.07
	$3.51	$5.87	$5.31
Diluted earnings per share (a)
Continuing operations	$3.44	$5.35	$5.21
Discontinued operations	—	0.47	0.07
	$3.44	$5.82	$5.28

Basic weighted average shares outstanding	65.6	70.1	74.5
RSUs (b), PSUs (c) and NQs (d)	1.3	0.6	0.5
Diluted weighted average shares outstanding (e)	66.9	70.7	75.0

Dividends:
Cash dividends per share (f)	$2.24	$2.00	$1.80
Aggregate dividends paid to shareholders	$149	$142	$136

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes less than 0.1 million, 0.6 million and 1.1 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the years 2025, 2024 and 2023. These shares could potentially dilute EPS in the future.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.2 million, 0.7 million, and 0.7 million for the years 2025, 2024, and 2023, as the Company had not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million, 0.7 million, and 2.3 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the years 2025, 2024, and 2023. These outstanding NQs could potentially dilute EPS in the future.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.56 per share for all four quarters of 2025, $0.50 per share for all four quarters of 2024, and $0.45 per share for all four quarters of 2023.
Share Repurchase Program
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of December 31, 2025, the Board has increased the capacity of the program 10 times, most recently in May 2024 by $500 million, bringing the total authorization under the current program to $7.0 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $111 million since the inception of this program. As of December 31, 2025, the Company had $165 million of remaining availability in its program.
Subsequent to the end of the year, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $750 million.

The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2024	133.0	$6,646
Repurchases	5.4	300
As of December 31, 2025	138.4	$6,946
During both 2025 and 2024, the Company incurred $2 million of excise tax related to share repurchases, included within Treasury stock on the Consolidated Balance Sheets.
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
Other. On February 10, 2025, the Company completed a business acquisition for consideration of $3 million. The fair value of purchase consideration was comprised of $1 million of cash paid at closing and $2 million to be paid in 2027. The acquisition resulted in the recognition of (i) $2 million of definite-lived intangible assets consisting of management agreements with a weighted average life of 22 years, and (ii) $1 million of Property and equipment, net. This business is included within the Vacation Ownership segment.
Accor Vacation Club. On March 1, 2024, the Company acquired the vacation ownership business of Accor for $50 million ($44 million net of cash acquired) subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was comprised of $40 million net cash paid at closing and $4 million paid during 2024. This acquisition of Accor Vacation Club adds to the Company’s portfolio of brand affiliations and expands its international portfolio in the Asia Pacific region. Accor receives a percentage of the associated vacation ownership sales revenue as a licensing fee under an exclusive licensing agreement.
This transaction was accounted for as a business acquisition, for which the Company has recognized the assets and liabilities of Accor Vacation Club based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, required significant judgment. The purchase price allocation included: (i) $23 million of definite-lived intangible assets with a weighted average life of 20 years consisting of management agreements and customer relationships, included within Other intangibles, net; (ii) $9 million of Inventory; (iii) $8 million of Trade receivables, net; (iv) $6 million of Goodwill, none of which is expected to be deductible for Australian income tax purposes; (v) $6 million of Property and equipment, net; and (vi) $8 million of Accrued expenses and other liabilities on the Consolidated Balance Sheets. This business is included within the Vacation Ownership segment. The Company completed the purchase accounting for this transaction in 2024.
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
During 2024, the fair value of the Playbook365 contingent consideration was reduced by $7 million to reflect the fair value based on expected performance. This amount was included within Other income, net on the Consolidated Statements of Income.
Travel + Leisure. On January 5, 2021, the Company acquired the Travel + Leisure brand from People Inc. (formerly Dotdash Meredith and Meredith Corporation) for $100 million, $35 million of which was paid at closing. The Company made additional payments of $20 million, $20 million, and $15 million in 2021, 2022, and 2023, and its final payment of $10 million during 2024. The majority of these payments were reflected as cash used in Financing activities on the Consolidated Statements of Cash Flows. This transaction was accounted for as an asset acquisition, with the full consideration allocated to the related trademark indefinite-lived intangible asset. The Company acquired the Travel + Leisure brand to accelerate its strategic plan to broaden its reach with the launch of new travel services, expand its membership travel business, and amplify the global visibility of its leisure travel products.
6.    Discontinued Operations
During 2018, the Company sold its European vacation rentals business, which was part of the Travel and Membership segment prior to its classification as a discontinued operation. In connection with this sale, the Company recognized a $33 million Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income during 2024. This gain on disposal includes $32 million, net of tax, related to the expiration of certain guarantees made in connection with the sales agreement and a $1 million tax refund related to pre-sale tax items. This tax refund is included within Net cash provided by investing activities from discontinued operations on the Consolidated Statements of Cash Flows.
During 2023, the Company recognized a $5 million Gain on disposal of discontinued business, net of income taxes on the Consolidated Statements of Income resulting from the expiration of a guarantee associated with the sale of the European vacation rentals business.
The Company does not expect to incur significant ongoing gains and/or losses for the aforementioned discontinued operation. See Note 26—Transactions with Former Parent and Former Subsidiaries for additional information.
7.    Intangible Assets
Intangible assets consisted of (in millions):

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$972			$966
Trademarks (a)	$143			$144
Amortized Intangible Assets:
Customer lists (b)	$77	$55	$22	$77	$48	$29
Management agreements (c)	72	44	28	69	41	28
Trademarks (d)	8	7	1	8	7	1
Other (e)	9	2	7	9	2	7
	$166	$108	$58	$163	$98	$65

(a)Comprised of trademarks and tradenames the Company has acquired that are expected to generate future cash flows for an indefinite period of time. During 2025, the Company recorded a $1 million tradename impairment at the Travel and Membership segment.
(b)Amortized between 4 to 15 years with a weighted average life of 13 years.
(c)Amortized between 5 to 25 years with a weighted average life of 19 years.

(d)Amortized between 5 to 8 years with a weighted average life of 7 years. During 2024, the Company recorded impairments of $1 million to trademarks at the Travel and Membership segment.
(e)Includes business contracts and noncompetition covenants, which are amortized between 10 to 69 years with a weighted average life of 58 years.
Goodwill
During the fourth quarters of 2025, 2024, and 2023, the Company performed its annual goodwill impairment test and determined no impairment existed as the fair value of goodwill at its reporting units was in excess of the carrying value.
The changes in the carrying amount of goodwill are as follows (in millions):

	Balance as of December 31, 2024	Goodwill Acquired During 2025	Foreign Exchange	Balance as of December 31, 2025
Travel and Membership	$933	$—	$6	$939
Vacation Ownership	33	—	—	33
Total Company	$966	$—	$6	$972
Amortizable Intangible Assets
Amortization expense relating to amortizable intangible assets is included as a component of Depreciation and amortization on the Consolidated Statements of Income and was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Customer lists	$7	$6	$6
Management agreements	3	2	4
Other	—	2	—
Total	$10	$10	$10
Based on the Company’s amortizable intangible assets as of December 31, 2025, the Company expects related amortization expense for the next five years as follows (in millions):

Amount
2026	$10
2027	$8
2028	$4
2029	$4
2030	$4
8.    Income Taxes
The income tax provision attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$61	$55	$53
State	12	13	7
Foreign	55	41	26
	128	109	86
Deferred
Federal	(14)	31	—
State	(5)	(3)	6
Foreign	(2)	(2)	2
	(21)	26	8
Provision for income taxes	$107	$135	$94

Pre-tax income for domestic and foreign operations attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$142	$331	$315
Foreign	195	182	170
Income before income taxes	$337	$513	$485

Deferred income tax assets and liabilities were comprised of the following (in millions):

	As of December 31,
	2025	2024
Deferred income tax assets:
Provision for doubtful accounts and loan loss allowance for vacation ownership contract receivables	$205	$189
Other comprehensive income	16	84
Accrued liabilities and deferred income	93	74
Inventory write-downs and impairments	55	—
Foreign tax credit carryforward	27	41
Net operating loss carryforward	22	22
Tax basis differences in assets of foreign subsidiaries	12	12
Other	89	91
Valuation allowance (a)	(107)	(109)
Deferred income tax assets	412	404

Deferred income tax liabilities:
Installment sales of vacation ownership interests	793	762
Depreciation and amortization	213	194
Other comprehensive income	—	66
Estimated VOI recoveries	54	52
Other	29	29
Deferred income tax liabilities	1,089	1,103
Net deferred income tax liabilities	$677	$699

Reported in:
Other assets	$27	$23
Deferred income taxes	704	722
Net deferred income tax liabilities	$677	$699

(a)     The valuation allowance of $107 million at December 31, 2025, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $22 million, $10 million, and $75 million. The valuation allowance of $109 million at December 31, 2024, relates to foreign tax credits, net operating loss carryforwards, and certain deferred tax assets of $25 million, $9 million, and $75 million. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
As of December 31, 2025, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses of $10 million and $9 million. The state net operating losses are due to expire at various dates, but no later than 2045 for those that cannot be carried forward indefinitely. The majority of the foreign net operating losses can be carried forward indefinitely. As of December 31, 2025, the Company had $27 million of foreign tax credits. These foreign tax credits expire between the 2027 and 2035 tax years.

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the year ended December 31, 2025 in accordance with the recently adopted guidance discussed in Note 2 —Summary of Significant Accounting Policies:

	Amount (in millions)	%
Federal statutory rate	$71	21.0%
State and local income taxes, net of federal tax benefits (a)	8	2.3%
Foreign tax effects:
Australia:
Statutory tax rate difference	6	1.7%
Puerto Rico:
Statutory tax rate difference	(4)	(1.2)%
Other	1	0.4%
Other foreign jurisdictions	9	2.7%
Effect of cross-border tax laws:
Branch income	13	3.9%
Other	4	1.3%
Tax credits:
Foreign tax credits	(12)	(3.5)%
Other	(3)	(1.0)%
Changes in valuation allowances	5	1.5%
Nontaxable or nondeductible items	7	2.1%
Changes in unrecognized tax benefits	6	1.8%
Installment sale interest	(5)	(1.4)%
Other adjustments	1	0.2%
Effective tax rate	$107	31.8%

(a)     State taxes in Florida and California made up the majority (greater than 50 percent) of the tax effect in this category.
The Company’s effective income tax rate during 2024 and 2023 differs from the U.S. federal statutory rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.6	2.6
Taxes on foreign operations at rates different than U.S. federal statutory rates	(0.5)	(2.0)
Taxes on foreign income, net of tax credits	2.5	2.5
Valuation allowance	(1.2)	(5.4)
Installment sale interest	0.9	0.8
Other	1.1	(0.1)
	26.4%	19.4%

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$22	$22	$25
Increases related to tax positions taken during a prior period	10	—	—
Increases related to tax positions taken during the current period	2	2	1
Decreases related to settlements with taxing authorities	(1)	—	—
Decreases related to tax positions taken during a prior period	—	—	(1)
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(2)	(3)
Ending balance	$30	$22	$22
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $24 million, $17 million, and $18 million as of December 31, 2025, 2024, and 2023. The Company records potential penalties and interest as a component of Provision for income taxes on the Consolidated Statements of Income related to these unrecognized tax benefits. During 2025 penalties and interest decreased by $1 million. During both 2024 and 2023, penalties and interest decreased by less than $1 million. The Company had a liability for potential penalties of $3 million as of December 31, 2025, 2024 and 2023, and potential interest of $9 million, $9 million, and $10 million during these periods. Such liabilities are reported as a component of Accrued expenses and other liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2022 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, generally years prior to 2017 are no longer subject to income tax examinations by their respective tax authorities.
The Company asserts that substantially all undistributed foreign earnings will be reinvested indefinitely as of December 31, 2025. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes, as well as U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
The Company made cash income tax payments, net of refunds, of $87 million, $100 million, and $144 million during 2025, 2024, and 2023. Such payments exclude income tax related payments made to or refunded by the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation and Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”). During 2025, the Company’s cash income tax payments consisted of (in millions):

Year Ended December 31, 2025
Federal	$27
State	15
Foreign:
Australia	22
USVI	6
Other	17
Total	$87

9.    Vacation Ownership Contract Receivables
The Company generates VOCRs by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	As of December 31,
	2025	2024
Vacation ownership contract receivables:
Securitized (a)	$2,281	$2,293
Non-securitized (b)	1,020	940
Vacation ownership contract receivables, gross	3,301	3,233
Less: allowance for loan losses	663	614
Vacation ownership contract receivables, net	$2,638	$2,619

(a)Excludes $19 million of accrued interest on VOCRs as of both December 31, 2025 and 2024, which are included in Trade receivables, net on the Consolidated Balance Sheets.
(b)Excludes $8 million of accrued interest on VOCRs as of both December 31, 2025 and 2024, which are included in Trade receivables, net on the Consolidated Balance Sheets.
Principal payments due on the Company’s VOCRs during each of the five years subsequent to December 31, 2025, and thereafter are as follows (in millions):

	Securitized	Non - Securitized	Total
2026	$221	$127	$348
2027	232	97	329
2028	242	100	342
2029	254	98	352
2030	265	92	357
Thereafter	1,067	506	1,573
	$2,281	$1,020	$3,301
During 2025, 2024, and 2023, the Company’s securitized VOCRs generated interest income of $332 million, $329 million, and $311 million. Such interest income is included within Consumer financing revenue on the Consolidated Statements of Income.
During 2025, 2024, and 2023, the Company had net VOCR originations of $1.6 billion, $1.53 billion, and $1.43 billion and received principal collections of $1.09 billion, $983 million, and $924 million. The weighted average interest rate on outstanding VOCRs was 14.6%, 14.7%, and 14.7% during 2025, 2024, and 2023.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Allowance for loan losses beginning balance	$614	$574	$541
Provision for loan losses, net (a)	484	432	348
Contract receivables write-offs, net	(435)	(392)	(315)
Allowance for loan losses ending balance	$663	$614	$574

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
The following tables detail an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,014	$680	$133	$77	$213	$3,117
31 - 60 days	31	29	13	2	4	79
61 - 90 days	22	18	11	2	3	56
91 - 120 days	15	17	12	2	3	49
Total	$2,082	$744	$169	$83	$223	$3,301

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,935	$711	$136	$87	$193	$3,062
31 - 60 days	23	26	13	3	7	72
61 - 90 days	15	18	10	1	5	49
91 - 120 days	15	16	12	1	6	50
Total	$1,988	$771	$171	$92	$211	$3,233
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
The following tables detail the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$1,001	$266	$24	$30	$131	$1,452
2024	431	169	45	18	45	708
2023	251	116	36	12	18	433
2022	163	81	26	6	7	283
2021	73	36	13	2	5	129
Prior	163	76	25	15	17	296
Total	$2,082	$744	$169	$83	$223	$3,301

	As of December 31, 2024
	700+	600-699	<600	No Score	Asia Pacific	Total
2024	$918	$279	$29	$38	$123	$1,387
2023	425	187	49	16	40	717
2022	255	120	36	9	11	431
2021	111	55	20	3	7	196
2020	56	25	7	3	7	98
Prior	223	105	30	23	23	404
Total	$1,988	$771	$171	$92	$211	$3,233

The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Year Ended
December 31, 2025
2025	$47
2024	207
2023	100
2022	47
2021	18
Prior	20
Total	$439
10.    Inventory
Inventory consisted of the following (in millions):

	As of December 31,
	2025	2024
Completed VOI inventory	$857	$970
Estimated VOI recoveries	222	214
Inventory subject to financing arrangement	26	—
Land held for VOI development	10	29
VOI construction in process	9	10
Vacation exchange credits and other	4	4
Total inventory	$1,128	$1,227
As VOI inventory is completed it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. The Company had net transfers of VOI inventory from property and equipment of $66 million during 2025 and had net transfers of VOI inventory from property and equipment of $56 million during 2024.
In connection with the resort optimization initiative discussed in Note 25—Restructuring, the Vacation Ownership segment transferred $16 million of inventory to assets held-for-sale during 2025.
During 2025, the Company entered into an agreement to sell real property located in Tuscaloosa, Alabama, associated with Sports Illustrated Resorts, to a third-party developer consisting of $26 million of vacation ownership inventory, in exchange for $25 million in cash consideration. Under the agreement, the Company could be obligated to repurchase the property should future events not occur. As a result, the property remained on the balance sheet and the proceeds were recorded as an inventory financing obligation, included within Accrued and other liabilities on the Consolidated Balance Sheets. The Company recognized no gain or loss on this transaction.
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

The following table summarizes the activity related to the Company’s inventory obligations (in millions):

	Other (a)	Total
December 31, 2023	$8	$8
Purchases	106	106
Payments	(107)	(107)
December 31, 2024	7	7
Purchases	125	125
Payments	(130)	(130)
December 31, 2025	$2	$2

(a)Included in Accounts payable on the Consolidated Balance Sheets.
The Company has committed to purchase completed properties from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The third-party developers are VIEs for which the Company is not the primary beneficiary. Accordingly, the Company does not consolidate the VIEs. The maximum potential future payments that the Company could be required to make under these commitments was $246 million as of December 31, 2025.
11.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	As of December 31,
	2025	2024
Capitalized software	$854	$794
Building and leasehold improvements (a)	564	625
Furniture, fixtures and equipment	120	144
Finance leases	59	50
Land	20	28
Construction in progress	9	21
Total property and equipment	1,626	1,662
Less: accumulated depreciation and amortization	1,095	1,071
Property and equipment, net	$531	$591

(a)Includes $119 million and $192 million of unregistered VOI inventory as of December 31, 2025 and 2024.
During 2025, 2024, and 2023, the Company recorded depreciation and amortization expense of $114 million, $105 million, and $102 million related to property and equipment. As of December 31, 2025 and 2024, the Company had accrued capital expenditures of $7 million and $5 million.
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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$19	$20	$21

Short-term lease cost	$15	$14	$13

Finance lease cost:
Amortization of right-of-use assets	$12	$11	$8
Interest on lease liabilities	1	1	1
Total finance lease cost	$13	$12	$9
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets:

		As of December 31,
	Balance Sheet Classification	2025	2024
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$85	$47
Operating lease liabilities	Accrued expenses and other liabilities	$136	$79

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$19	$21
Finance lease liabilities	Debt	$18	$21

Weighted average remaining lease term:
Operating leases		9.6 years	4.9 years
Finance leases		2.4 years	2.6 years
Weighted average discount rate:
Operating leases (b)		6.3%	6.2%
Finance leases		6.1%	6.5%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$28	$31	$32
Operating cash outflows from finance leases	$1	$1	$1
Financing cash outflows from finance leases	$12	$10	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$79	$19	$3
Finance leases	$10	$11	$16

The table below presents maturities of lease liabilities as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases
2026	$26	$9
2027	24	6
2028	21	3
2029	20	1
2030	13	—
Thereafter	84	—
Total minimum lease payments	188	19
Amount of lease payments representing interest	(52)	(1)
Present value of future minimum lease payments	$136	$18
The Company has entered into a lease agreement for the relocation of its corporate headquarters which commenced on September 1, 2025. The lease term is for 15 years with two 5-year renewal options. The estimated average annual lease payments under this agreement are $7 million.
13.    Other Assets
Other assets consisted of the following (in millions):

	As of December 31,
	2025	2024
Non-trade receivables, net	$106	$84
Right-of-use assets	85	47
Deferred costs	64	54
Capitalized contract costs (a)	57	54
Payroll funding	35	37
Held-for-sale	28	19
Deferred income tax asset	27	23
Deposits	22	17
Investments	18	18
Tax receivables	13	42
Marketable securities	13	17
Other	17	13
Total	$485	$425

(a)Includes certain direct and incremental selling costs in connection with VOI trial package, incentive, subscription, and exchange–related revenues. See Note 3—Revenue Recognition for additional details.

14.    Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in millions):

	As of December 31,
	2025	2024
Accrued payroll and related costs	$248	$231
Lease liabilities (a)	136	79
Resort related obligation and commitments	83	66
Accrued taxes	74	60
Accrued interest	56	49
Funds on deposit	42	31
Accrued advertising and marketing	40	38
Restructuring liabilities (b)	28	23
Payables associated with separation and sale of business activities	27	50
Inventory financing obligation (c)	25	—
Accrued legal and professional fees	24	27
Guarantees	24	24
Accrued other	103	100
Total	$910	$778

(a)See Note 12—Leases for details.
(b)See Note 25—Restructuring for details.
(c)See Note 10—Inventory for details.
15.    Debt
The Company’s indebtedness consisted of the following (in millions):

	As of December 31,
	2025	2024
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,690	$1,746
USD bank conduit facility (due August 2027) (c)	318	278
AUD/NZD bank conduit facility (due December 2026) (d)	116	99
Total	$2,124	$2,123

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$63	$196
Secured term loan B (due December 2029) (g)	854	860
$350 million 6.60% secured notes (due October 2025) (h)	—	349
$650 million 6.625% secured notes (due July 2026)	649	648
$400 million 6.00% secured notes (due April 2027)	402	403
$650 million 4.50% secured notes (due December 2029)(i)	646	644
$350 million 4.625% secured notes (due March 2030)	348	347
$500 million 6.125% secured notes (due September 2033)	494	—
Finance leases	18	21
Total	$3,474	$3,468

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.40 billion and $2.41 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of December 31, 2025 and 2024.
(b)The carrying amounts of the term notes are net of deferred financing costs of $23 million as of both December 31, 2025 and 2024.

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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $11 million and $15 million as of December 31, 2025 and 2024, and net of unamortized debt financing costs of $16 million and $12 million as of December 31, 2025 and 2024.
(f)The weighted average effective interest rate on facility borrowings was 6.52% and 7.52% as of December 31, 2025 and 2024.
(g)The weighted average effective interest rate on facility borrowings was 6.86% and 7.04% as of December 31, 2025 and 2024.
(h)Includes $1 million of unamortized losses from the settlement of a derivative as of December 31, 2024.
(i)Includes $2 million and $4 million of unamortized gains from the settlement of a derivative as of December 31, 2025 and 2024.
Maturities and Capacity
The Company’s outstanding indebtedness as of December 31, 2025, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt (a)	Debt	Total
Within 1 year	$244	$666	$910
Between 1 and 2 years	241	416	657
Between 2 and 3 years	450	12	462
Between 3 and 4 years	197	1,474	1,671
Between 4 and 5 years	205	411	616
Thereafter	787	495	1,282
	$2,124	$3,474	$5,598

(a)Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of December 31, 2025, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$748	$1,000
Less: outstanding borrowings	434	63
Less: letters of credit	—	44
Available capacity	$314	$893

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
Sierra Timeshare 2025-1 Receivables Funding LLC. On March 19, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-1 Receivables Funding LLC, with an initial principal amount of $350 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.20%. The advance rate for this transaction was 98%. As of December 31, 2025 the Company had $208 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2025-2 Receivables Funding LLC. On July 22, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.10%. The advance rate for this transaction was 98%. As of December 31, 2025, the Company had $224 million of outstanding borrowings under these term notes, net of debt issuance costs.
Sierra Timeshare 2025-3 Receivables Funding LLC. On October 15, 2025, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2025-3 Receivables Funding LLC, with an initial principal amount of

$300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 4.78%. The advance rate for this transaction was 98%. As of December 31, 2025, the Company had $265 million of outstanding borrowings under these term notes, net of debt issuance costs.
Term Notes. In addition to the 2025 term notes described above, as of December 31, 2025, the Company had $993 million of outstanding non-recourse borrowings, net of debt issuance costs, under term notes entered into prior to December 31, 2024.
The Company’s non-recourse term notes include fixed rate term notes for which the weighted average interest rate was 6.5%, 6.5%, and 5.6% during 2025, 2024, and 2023.
USD bank conduit facility. On April 17, 2025, the Company renewed its $600 million USD timeshare receivables conduit facility, extending the end of the commitment period from September 2025 to August 2027 and making certain other amendments, including to the advance rate. The facility bears interest based on a mix between the variable commercial paper rates plus a spread and the Daily Simple Secured Overnight Financing Rate (“SOFR”), plus a spread,
AUD/NZD bank conduit facility. The Company has a non-recourse AUD/NZD timeshare receivables conduit facility, with a total capacity of A$200 million and NZ$25 million and is secured by VOCRs, bearing interest at variable rates based on the Bank Bill Swap Bid Rate plus 1.55%. Borrowings under this facility are required to be repaid no later than January 2029. As of December 31, 2025, the Company had $116 million of outstanding borrowings under this facility.
As of December 31, 2025, the Company’s non-recourse vacation ownership debt of $2.12 billion was collateralized by $2.40 billion of underlying gross VOCRs and related assets. Additional usage of the Company’s non-recourse bank conduit facilities is subject to the Company’s ability to provide additional assets to collateralize such facilities. The combined weighted average interest rate on the Company’s total non-recourse vacation ownership debt was 6.6%, 6.8%, and 5.9% during 2025, 2024, and 2023.
Debt
$1.0 billion Revolving Credit Facility and Term Loan B facilities. The Company has a credit agreement with Bank of America, N.A. as administrative agent and collateral agent. The agreement provides for senior secured credit facilities consisting of a Term Loan B facility and a $1.0 billion secured revolving facility.
On June 25, 2025, the Company entered into the seventh amendment to the agreement governing its $1.0 billion revolving credit and term loan B facility (“Seventh Amendment”). The Seventh Amendment refinanced and extended the maturity of the revolving credit facility from October 2026 to June 2030, and among other things:
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
On December 10, 2025, the Company entered into the eighth amendment to the agreement governing its $1.0 billion revolving credit and term loan B facility (“Eighth Amendment”). The Eighth Amendment refinanced the $869 million outstanding balance of the Term Loan B facility, with interest rate per annum applicable to borrowings under this facility equal to the Term SOFR rate, plus an applicable rate of 2.00% (previously 2.50%). The maturity date of this facility remains December 14, 2029 and the principal amortizes in equal quarterly installments of 0.25% of the principal amount at the time of the amendment.
As of December 31, 2025, the security agreement that exists in connection with the credit agreement names Bank of America N.A. as collateral agent on behalf of the secured parties (as defined in the security agreement) and has been in force since May 31, 2018. The security agreement grants a security interest in the collateral of the Company (as defined in the security agreement) and includes the holders of Travel + Leisure Co.’s outstanding secured notes, as “secured parties.”

These note holders share equally and ratably in the collateral (as defined in the security agreement) owned by the Company for so long as the indebtedness under the credit agreement is secured by such collateral.
Secured Notes
On August 19, 2025, the Company closed on a private offering of secured notes, with a face value of $500 million and an interest rate of 6.125%. Deferred financing costs for this transaction were $6 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears. The notes will mature on September 1, 2033, unless earlier redeemed in accordance with their terms. Prior to August 15, 2028, the Company will be entitled at its option to redeem all or a portion of these notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus a “make-whole premium” plus any accrued and unpaid interest. At any time on or after August 15, 2028, the Company may redeem all or a portion of the notes at certain redemption prices above their face amount plus any accrued and unpaid interest. On or after August 15, 2030 the Company will be able to redeem the notes at par plus any accrued and unpaid interest. The proceeds of this offering were used to redeem all of the Company’s $350 million 6.6% secured notes due October 2025, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes.
Pursuant to the terms of the indenture governing the Company’s rating sensitive $400 million 6.0% notes due 2027, the interest rate on such notes may be subject to future increases or decreases, as a result of future downgrades or upgrades to the credit ratings of such notes by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service, Inc., or a substitute rating agency. Since issuance, the interest rates on the related notes have increased 150 basis points as of December 31, 2025, with a maximum potential for additional increase of 50 basis points.
As of December 31, 2025, the Company had $2.05 billion of outstanding secured notes issued prior to December 31, 2024. Interest on these notes is payable semi-annually in arrears. The notes are redeemable at the Company’s option at a redemption price equal to the greater of (i) the sum of the principal being redeemed, and (ii) a “make-whole” price specified in the indenture of the notes, plus, in each case, accrued and unpaid interest. These notes rank equally in right of payment with all of the Company’s other secured indebtedness.
Deferred Financing Costs
The Company classifies debt issuance costs related to its revolving credit facilities and the bank conduit facilities within Other assets on the Consolidated Balance Sheets. Such costs were $8 million and $5 million as of December 31, 2025 and 2024.
Debt Covenants
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
As of December 31, 2025, the Company’s interest coverage ratio was 4.92 to 1.0 and the first lien leverage ratio was 3.06 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of December 31, 2025, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of December 31, 2025, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $232 million, $249 million, and $251 million during 2025, 2024, and 2023 excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of $1 million, $1 million, and less than $1 million of capitalized interest during 2025, 2024, and 2023. Cash paid related to such interest was $213 million, $245 million, and $239 million during 2025, 2024, and 2023.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $135 million, $136 million, and $112 million during 2025, 2024, and 2023, and is reported within Consumer financing interest on the Consolidated Statements of Income. Cash paid related to such interest was $111 million, $113 million, and $82 million during 2025, 2024, and 2023.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	As of December 31,
	2025	2024
Securitized contract receivables, gross (a)	$2,281	$2,293
Securitized restricted cash (b)	87	92
Interest receivables on securitized contract receivables (c)	19	19
Other assets (d)	8	8
Total SPE assets	2,395	2,412
Non-recourse term notes (e)(f)	1,690	1,746
Non-recourse conduit facilities (e)	434	377
Other liabilities (g)	1	3
Total SPE liabilities	2,125	2,126
SPE assets in excess of SPE liabilities	$270	$286

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
(f)Includes deferred financing costs of $23 million as of both December 31, 2025 and 2024, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.02 billion and $940 million as of December 31, 2025 and 2024.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	As of December 31,
	2025	2024
SPE assets in excess of SPE liabilities	$270	$286
Non-securitized contract receivables	1,020	940
Less: allowance for loan losses	663	614
Total, net	$627	$612
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
The Company’s derivative instruments currently consist of foreign exchange forward contracts and interest rate caps. See Note 18—Financial Instruments for additional details.
As of December 31, 2025, the Company had no foreign exchange contracts resulting in an asset and less than $1 million of liabilities which are included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of December 31, 2025 and 2024.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,638	$2,866	$2,619	$2,900
Liabilities
Debt (Level 2)	$5,598	$5,612	$5,591	$5,537
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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of December 31, 2025, the Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in AOCL.
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed-rate debt into variable-rate debt (i.e. fair value hedges) and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of December 31, 2025, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the years ended December 31, 2025, 2024, or 2023.
The following table summarizes information regarding the (losses)/gains recognized in income on the Company’s freestanding derivatives (in millions):

	Year Ended December 31,
	2025	2024	2023
Non-designated hedging instruments
Foreign exchange contracts (a)	$(2)	$(1)	$1

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
As of December 31, 2025, there were no significant concentrations of credit risk with any individual counterparty or groups of counterparties. With the exception of the financing provided to customers of its vacation ownership businesses, the Company does not normally require collateral or other security to support credit sales.
Market Risk
The Company is subject to risks relating to the geographic concentrations of (i) areas in which the Company is currently developing and selling vacation ownership properties, (ii) sales offices in certain vacation areas, and (iii) customers of the Company’s Vacation Ownership business, which in each case, may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, extreme weather conditions and other natural disasters, and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Florida, California, and Nevada are examples of areas with concentrations of sales offices. For the year ended December 31, 2025, the Company generated 21%, 12%, and 9% of its VOI sales revenues in sales offices located in Florida, California, and Nevada. Additionally, residents who live in California represent 17% of the Company’s outstanding VOCRs portfolio.
Included within the Consolidated Statements of Income are net revenues generated in the state of Florida of 17%, during 2025, and 15% for both 2024 and 2023; net revenues generated in California of 10%, 11%, and 10%; and net revenues generated in Nevada of 7%, 8%, and 10% during these periods.

19.    Commitments and Contingencies
COMMITMENTS
Leases
The Company is committed to making finance and operating lease payments covering various facilities and equipment. Total future minimum lease obligations are $207 million, including finance leases, operating leases, leases signed but not yet commenced, and leases with a lease term of less than 12 months. See Note 12—Leases for additional detail.
Purchase Commitments
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to vacation ownership resort development and other capital expenditures. Purchase commitments made by the Company as of December 31, 2025, aggregated to $1.09 billion, of which $501 million were for marketing-related activities, $398 million were related to the development of vacation ownership properties, and $126 million were for information technology activities.
Letters of Credit
As of December 31, 2025, the Company had $81 million of irrevocable standby letters of credit outstanding, of which $44 million was under its revolving credit facility. As of December 31, 2024, the Company had $45 million of irrevocable standby letters of credit outstanding, of which $1 million was under its revolving credit facility. The letters of credit issued during 2025 and 2024 also supported the securitization of VOCR fundings, certain insurance policies, and development activity at the Company’s Vacation Ownership segment.
Surety Bonds
A portion of the Company’s vacation ownership sales and developments are supported by surety bonds provided by affiliates of certain insurance companies in order to meet regulatory requirements of certain states. In the ordinary course of the Company’s business, it has assembled commitments from 13 surety providers in the amount of $2.38 billion, of which the Company had $542 million outstanding as of December 31, 2025. The availability, terms and conditions, and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and the Company’s corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to the Company, its Vacation Ownership business could be negatively impacted.
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with estimated liabilities of $2 million and $4 million as of December 31, 2025 and 2024. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2025, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $16 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent ABG, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 26—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available.
In addition to the items listed above, the Company has reached an agreement in principle with the SEC Staff to settle an inquiry relating to its disclosures regarding certain delinquent and defaulted loans that the Company agreed to rescind in 2019 and 2020. The proposed settlement is subject to approval by the SEC. Until it is approved, there can be no assurance that the matter will ultimately be resolved on terms acceptable to the Company and the SEC. The proposed settlement, which would be entered into on a neither admit nor deny basis, involves non-scienter-based violations of the federal securities laws by the Company and a civil monetary penalty of $975,000. Such amount has been accrued within Accrued expenses and other liabilities on the Consolidated Balance sheet for the year ended December 31, 2025.
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
Other Guarantees and Indemnifications
Vacation Ownership
As part of the Fee-for-Service program, the Company may guarantee to reimburse the developer a certain payment or to purchase inventory from the developer, for a percentage of the original sale price if certain future conditions exist. As of December 31, 2025, the maximum potential future payments that the Company may be required to make under these guarantees is $59 million. As of December 31, 2025 and 2024, the Company had no recognized liabilities in connection with these guarantees. For information on guarantees and indemnifications related to the Company’s former parent and subsidiaries see Note 26—Transactions with Former Parent and Former Subsidiaries.

20.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(178)	$—	$(178)
Other comprehensive income	8	1	9
Balance as of December 31, 2023	(170)	1	(169)
Other comprehensive loss	(40)	—	(40)
Balance as of December 31, 2024	(210)	1	(209)
Other comprehensive income	46	—	46
Balance as of December 31, 2025	$(164)	$1	$(163)

Tax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$99	$—	$99
Other comprehensive loss	—	—	—
Balance as of December 31, 2023	99	—	99
Other comprehensive loss	(2)	—	(2)
Balance as of December 31, 2024	97	—	97
Other comprehensive loss	—	—	—
Balance as of December 31, 2025	$97	$—	$97

Net of Tax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(79)	$—	$(79)
Other comprehensive income	8	1	9
Balance as of December 31, 2023	(71)	1	(70)
Other comprehensive loss	(42)	—	(42)
Balance as of December 31, 2024	(113)	1	(112)
Other comprehensive income	46	—	46
Balance as of December 31, 2025	$(67)	$1	$(66)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL during 2025 or 2024.
21.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of December 31, 2025, based on number of awards granted at target performance levels, 9.4 million shares remained available.
Incentive Equity Awards Granted by the Company
During the year ended December 31, 2025, the Company granted incentive equity awards to key employees and senior officers of $43 million in the form of RSUs and $10 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the year ended December 31, 2024, the Company granted incentive equity awards of $34 million in the form of RSUs and $10 million in the form of PSUs. During 2023 the Company granted incentive equity awards of $35 million in the form of RSUs and $21 million in the form of PSUs.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the year ended December 31, 2025, consisted of the following (in millions, except grant prices):

	Balance as of December 31, 2024	Granted	Performance Adjustment (a)	Vested/Exercised (b)	Cancelled / Forfeited (c)	Balance as of December 31, 2025
RSUs
Number of RSUs	1.6	0.8	—	(0.6)	(0.1)	1.7	(d)
Weighted average grant price	$45.99	$55.58	$—	$47.84	$47.60	$49.64

PSUs
Number of PSUs	0.9	0.2	0.1	(0.3)	—	0.9	(e)
Weighted average grant price	$45.17	$54.46	$52.87	$52.87	$—	$46.08

NQs
Number of NQs	1.4	—	—	(0.5)	—	0.9	(f)
Weighted average grant price	$43.40	$—	$—	$42.50	$—	$43.97

(a)Represents additional shares awarded as the Company exceeded target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $55 million as of December 31, 2025, which is expected to be recognized over a weighted average period of 2.5 years.
(e)The aggregate unrecognized compensation expense related to PSUs that are probable of vesting was $13 million as of December 31, 2025, which is expected to be recognized over a weighted average period of 1.8 years. The maximum amount of compensation expense associated with PSUs that are not probable of vesting could range up to $2 million which would be recognized over a weighted average period of 0.2 years.
(f)There were 0.9 million NQs which were exercisable as of December 31, 2025. These exercisable NQs will expire over a weighted average period of 4.1 years and carry a weighted average grant date fair value of $9.08. There was no unrecognized compensation expense for NQs as of December 31, 2025.
The Company did not grant any stock options during the years 2025, 2024, or 2023. The fair value of stock options granted by the Company prior to 2023 were estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $24 million, $6 million, and less than $1 million from option exercises during 2025, 2024, and 2023. The total intrinsic value of options exercised was $10 million, $1 million, and less than $1 million during 2025, 2024, and 2023. The vest date fair value of shares that vested were $53 million, $35 million, and $37 million during 2025, 2024, and 2023.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $57 million, $41 million, and $38 million during 2025, 2024, and 2023, related to the incentive equity awards granted to key employees, senior officers, and non-employee directors. During 2024 and 2023 such stock-based compensation expense includes $1 million and $2 million which has been classified within Restructuring on the Consolidated Statements of Income. The Company recognized $17 million, $11 million, and $9 million of tax benefits associated with stock-based compensation during 2025, 2024, and 2023.
The Company paid $14 million, $9 million, and $10 million of taxes for the net share settlement of incentive equity awards that vested during 2025, 2024, and 2023. Such amounts are included within Financing activities on the Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.2 million shares under this plan during each of 2025, 2024, and 2023 and recognized $1 million of compensation expense for each of these issuances. The value of shares issued under this plan was $10 million, $9 million, and $10 million during 2025, 2024, and 2023.
22.    Employee Benefit Plans
Defined Contribution Benefit Plans
Travel + Leisure Co. sponsors domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of the Company an opportunity to accumulate funds for retirement. The Company matches the contributions of participating employees on the basis specified by each plan. The Company’s cost for these plans was $36 million, $34 million, and $33 million during 2025, 2024, and 2023.
In addition, the Company contributes to several foreign employee benefit contributory plans which also provide eligible employees with an opportunity to accumulate funds for retirement. The Company’s contributory cost for these plans was $12 million, $10 million, and $9 million during 2025, 2024, and 2023.
Defined Benefit Pension Plans
The Company sponsors defined benefit pension plans for certain foreign subsidiaries. Under these plans, benefits are based on an employee’s years of credited service and a percentage of final average compensation or as otherwise described by the plan. The Company had $7 million and $5 million of net pension liability as of December 31, 2025 and 2024, included within Accrued expenses and other liabilities on the Consolidated Balance Sheets. As of December 31, 2025 and 2024 the Company had less than $1 million and $1 million of unrecognized gains associated with these plans included within Accumulated other comprehensive loss on the Consolidated Balance Sheets.
The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts that the Company determines to be appropriate. The Company recognized no pension expense during 2025, 2024, or 2023.
23.    Segment Information
The Company has two reportable segments: Vacation Ownership and Travel and Membership. In identifying its reportable segments the Company analyzed the components of each segment, the nature of the segments’ products and services, and prescribed quantitative thresholds. Based on this analysis the Company aggregates two geographical operating segments within the Vacation Ownership reportable segment and two operating segments within the Travel and Membership reportable segment.
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

During the fourth quarter of 2025, the Company updated its definition of Adjusted EBITDA to exclude inventory write-downs associated with the Company’s resort optimization initiative. This initiative resulted in inventory write-downs related to agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Consolidated Statements of Income. For additional detail on the resort optimization initiative see Note 25—Restructuring.

As a result of this change, Adjusted EBITDA is now defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries and inventory write-downs associated with the Company’s resort optimization initiative, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels and ABG, and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business. The Company excludes these costs as they do not reflect recurring operating expenses. The Company believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with GAAP measures, gives a more complete understanding of its operating performance. The Company’s presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables present the Company’s segment information (in millions):

	Year Ended December 31, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$3,361	(a)	$658		$4,019
Intersegment revenues	—		4		4
	3,361		662		4,023
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(4)
Total consolidated revenues					$4,021

Less:
Property management expense	683		—	(c)
Marketing	440	(d)	42
Commissions	427		—	(c)
General and administrative (e)	244		92
Sales administration	218		—	(c)
Consumer financing interest	135		—	(c)
Developer obligations (f)	111		—	(c)
Licensing fees	103		—	(c)
Cost of sales	58	(g)	193
Fee-for-Service expenses	48		—	(c)
Contact center	—	(c)	71
Resort services	—	(c)	30
Other segment items (h)	33		6
Reportable segment Adjusted EBITDA	$861		$228		$1,089
Other Adjusted EBITDA					(99)
Adjusted EBITDA					$990

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$990
Inventory write-downs and asset impairments, net (i)	(226)
Stock-based compensation	(57)
Restructuring	(19)
Other (j)	(3)
Acquisition and divestiture related costs	(1)
Depreciation and amortization	(124)
Interest income	9
Interest expense	(232)
Income before income taxes	337
Provision for income taxes	(107)
Net income attributable to Travel + Leisure Co. shareholders	$230

(a)Includes $484 million provision for loan losses, net.
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
(g)Represents Cost of vacation ownership interests on the Consolidated Statements of Income, excluding $216 million of inventory write-downs and impairments which are not included in the determination of Adjusted EBITDA.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA; such as dividend income.
(i)Includes $216 million of inventory write-downs and impairments related to the Company’s resort optimization initiative included in Cost of vacation ownership interests on the Consolidated Statements of Income.

(j)Includes $5 million of employee costs associated with the Company’s resort optimization initiative included within Operating expense on the Consolidated Statements of Income, and $2 million of other items that meet the conditions of unusual and/or infrequent, partially offset by a $4 million gain on sale of a corporate building owned by the Travel and Membership segment, which was previously held-for-sale.

	Year Ended December 31, 2024
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$3,171	(a)	$691		$3,862
Intersegment revenues	—		4		4
	3,171		695		3,866
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(4)
Total consolidated revenues					$3,864

Less:
Property management expense	643		—	(c)
Marketing	411	(d)	45
Commissions	406		—	(c)
General and administrative (e)	231		100
Sales administration	194		—	(c)
Consumer financing interest	136		—	(c)
Developer obligations (f)	129		—	(c)
Licensing fees	94		—	(c)
Cost of sales	92	(g)	186
Fee-for-Service expenses	43		—	(c)
Contact center	—	(c)	77
Resort services	—	(c)	33
Other segment items (h)	28		3
Reportable segment Adjusted EBITDA	$764		$251		$1,015
Elimination of intersegment Adjusted EBITDA					32
Other Adjusted EBITDA					(118)
Adjusted EBITDA					$929

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$929
Stock-based compensation	(40)
Restructuring (i)	(16)
Legacy items	(11)
Asset impairments, net	(3)
Acquisition and divestiture related deal costs	(2)
Fair value change in contingent consideration	7
Integration costs	(1)
Depreciation and amortization	(115)
Interest income	14
Interest expense	(249)
Income before income taxes	513
Provision for income taxes	(135)
Net income from continuing operations	378
Gain on disposal of discontinued business, net of income taxes	33
Net income attributable to Travel + Leisure Co. shareholders	$411

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
(i)Includes $1 million of stock-based compensation expense associated with the 2022 restructuring plans.

	Year Ended December 31, 2023
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$3,041	(a)	$704		$3,745
Intersegment revenues	—		7		7
	3,041		711		3,752
Reconciliation of revenues
Other revenues (b)					5
Elimination of intersegment revenues					(7)
Total consolidated revenues					$3,750

Less:
Property management expense	607		—	(c)
Marketing	360	(d)	58
Commissions	358		—	(c)
General and administrative (e)	232		105
Sales administration	179		—	(c)
Cost of sales	132	(f)	180
Developer obligations (g)	129		—	(c)
Consumer financing interest	112		—	(c)
Licensing fees	89		—	(c)
Fee-for-Service expenses	81		—	(c)
Contact center	—	(c)	79
Resort services	—	(c)	38
Other segment items (h)	33		4
Reportable segment Adjusted EBITDA	$729		$247		$976
Elimination of intersegment Adjusted EBITDA					(1)
Other Adjusted EBITDA					(67)
Adjusted EBITDA					$908

Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$908
Stock-based compensation	(36)
Restructuring (i)	(26)
Legacy items	(8)
Loss on sale of business	(2)
Inventory write-downs and asset impairments, net (j)	(1)
Depreciation and amortization	(112)
Interest income	13
Interest expense	(251)
Income before income taxes	485
Provision for income taxes	(94)
Net income from continuing operations	391
Gain on disposal of discontinued business, net of income taxes	5
Net income attributable to Travel + Leisure Co. shareholders	$396

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
(j)Includes $1 million of inventory impairments reported within Cost of vacation ownership interests on the Consolidated Statements of Income.

The following tables present the Company’s segment asset information (in millions):

	As of December 31,
Segment Assets (a)	2025	2024
Vacation Ownership	$5,022	$5,112
Travel and Membership	1,334	1,325
Total reportable segments	6,356	6,437
Corporate and other	404	298
Total Company	$6,760	$6,735

(a)Excludes investment in consolidated subsidiaries.

	Year Ended December 31,
Capital Expenditures	2025	2024	2023
Vacation Ownership	$54	$54	$47
Travel and Membership	17	19	22
Total reportable segments	71	73	69
Corporate and other	46	8	5
Total Company	$117	$81	$74
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries (in millions):

	Net Revenues			Net Long-lived Assets
	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
United States	$3,545	$3,404	$3,320	$1,439	$1,508
All other countries	476	460	430	265	258
Total	$4,021	$3,864	$3,750	$1,704	$1,766
24.    Impairments and Other Charges
During 2025, the Company recognized $10 million of Asset impairments, net on the Consolidated Statements of Income. These impairments included fixed asset impairments of $8 million at the Vacation Ownership segment resulting from the resort optimization initiative discussed in Note 25—Restructuring, $1 million related to held-for-sale assets and $1 million related to a tradename impairment at the Travel and Membership segment.
In connection with the resort optimization initiative, the Company also incurred $216 million of inventory write-downs and impairments at its Vacation Ownership segment during the period associated with the removal of certain identified resorts from the Company’s portfolio and agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Consolidated Statements of Income.
During 2024, the Company recorded $3 million of impairments within Asset impairments, net on the Consolidated Statements of Income. These impairments include $1 million related to held-for-sale assets, $1 million trademark impairment, and $1 million impairment of cloud computing arrangements at the Travel and Membership segment.
During 2023, the Company recorded a $1 million inventory impairment at the Vacation Ownership segment included within Cost of vacation ownership interests on the Consolidated Statements of Income.

25.    Restructuring
Resort Optimization Initiative
In order to promote the long-term strength of its portfolio of vacation ownership resorts, the Company undertook a strategic review with the intent of optimizing the overall quality of its resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or are in markets that no longer align with owner demand. As a result, during 2025, the Company proposed to the boards of these respective homeowners’ associations (“HOAs”) of the identified resorts, court-supervised restructuring plans to remove select resorts from the Company’s portfolio and reduce the number of units at certain other resorts.
As of December 31, 2025, the Company had received confirmation of both HOA board and required member approvals of the proposed actions for all but two HOAs at one of the identified resorts. Member votes to decide on the proposed restructuring plans for the two remaining HOAs are scheduled to occur during the first quarter of 2026. When completed, the identified resorts and related assets of the respective HOAs will be sold, and all owners, including the Company and its vacation ownership clubs, will receive pro-rata distributions of the net sales proceeds. The Company anticipates that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026. Related to this initiative, during the fourth quarter the Company has executed agreements to supply replacement inventory to its vacation ownership clubs impacted by the removal of the identified resorts in exchange for the clubs’ pro-rata distributions of net sales proceeds.
During 2025, the Company incurred $233 million of costs associated in connection with these actions, including $216 million of inventory write-downs and impairments at its Vacation Ownership segment associated with the removal of the identified resorts and the agreements to supply replacement inventory to the impacted vacation ownership clubs. The valuation method used in the determination of the fair value of this inventory was based on a discounted cash flow model which used Level 3 inputs consisting of available property information and comparable sales to estimate income and operating expenses to determine an estimated price range. The Company’s financial statements included the following impacts related to the resort optimization initiative (in millions):

	Year Ended December 31, 2025	Income Statement Classification
Inventory write-downs	$195	Cost of vacation ownership interests
Inventory impairments	21	Cost of vacation ownership interests
Fixed asset impairments	8	Asset impairments, net
Severance and related benefits	4	Restructuring
Other employee related costs	5	Operating
Total resort optimization initiative costs	$233
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative, which are expected to be paid by the end of 2027.
2025 Restructuring Plan
During 2025, the Company incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. The 2025 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Company’s corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. The 2025 restructuring liability was reduced by $3 million of cash payments during the year ended December 31, 2025. The remaining 2025 restructuring liability of $12 million is expected to be paid by the end of 2027.
2024 Restructuring Plan
During 2024, the Company incurred $15 million of restructuring charges associated with the 2024 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2024 restructuring plan charges consisted of (i) $10 million of personnel-related costs at the Travel and Membership segment,

(ii) $3 million of personnel-related costs at the Company’s corporate operations, and (iii) $2 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. The 2024 restructuring liability was reduced by $7 million of cash payments during each of the years ended December 31, 2025 and 2024. As of December 31, 2025, the 2024 restructuring liability has been fully settled.
2023 Restructuring Plan
During 2023, the Company incurred $26 million of restructuring charges. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. As part of this restructuring plan, the Company decided to decrease its facilities by closing its owned office in Indianapolis, Indiana, and exiting other leased locations. The 2023 restructuring plan charges consisted of (i) $11 million of personnel-related costs at the Travel and Membership segment, (ii) $9 million of personnel-related costs and $1 million of lease costs at the Vacation Ownership segment, and (iii) $5 million of personnel-related costs at the Company’s corporate operations. These restructuring charges included $2 million of accelerated stock-based compensation expense, which is included within Additional paid-in capital on the Consolidated Balance Sheets. The 2023 restructuring liability was reduced by less than $1 million, $14 million and $8 million of cash payments during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the 2023 restructuring liability has been fully settled.
The Company had additional restructuring plans which were implemented prior to 2023, related to leased facilities and personnel-related costs. During 2024, the Company recognized $1 million of stock-based compensation expense associated with the 2022 restructuring plan. These restructuring liabilities were reduced by $3 million, $3 million, and $2 million of cash payments during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the remaining liability of $12 million is expected to be paid by the end of 2029.
The activity associated with the Company’s restructuring plans is summarized as follows (in millions):

	Liability as of	2023 Activity				Liability as of
	December 31, 2022	Costs Recognized	Cash Payments	Other		December 31, 2023
Facility-related	$20	$1	$(4)	$—		$17
Personnel-related	6	25	(13)	(2)	(a)	16
	$26	$26	$(17)	$(2)		$33

	Liability as of	2024 Activity				Liability as of
	December 31, 2023	Costs Recognized	Cash Payments	Other		December 31, 2024
Facility-related	$17	$1	$(3)	$—		$15
Personnel-related	16	15	(22)	(1)	(a)	8
	$33	$16	$(25)	$(1)		$23

	Liability as of	2025 Activity				Liability as of
	December 31, 2024	Costs Recognized	Cash Payments	Other		December 31, 2025
Facility-related	$15	$—	$(3)	$—		$12
Personnel-related	8	17	(11)	—	(a)	14
Other	—	2	—	—		2
	$23	$19	$(14)	$—		$28

(a)Represents stock-based compensation expense included in Additional paid-in capital on the Consolidated Balance Sheets.
26.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Former Parent
Pursuant to the Separation and Distribution Agreement with the Company’s former parent, ABG, the Company entered into certain guarantee commitments with ABG and ABG’s former subsidiary, Anywhere Real Estate Inc. (formerly Realogy). These guarantee arrangements primarily related to certain contingent litigation liabilities, contingent tax liabilities, and ABG contingent and other corporate liabilities, of which Wyndham Worldwide Corporation (“Wyndham

Worldwide”) assumed 37.5% of the responsibility while ABG’s former subsidiary Anywhere Real Estate Inc. is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of ABG’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. was effectively responsible for 25% of such matters subsequent to the separation. Since ABG’s separation, ABG has settled the majority of the lawsuits that were pending on the date of the separation.
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
As of December 31, 2025, the Company had $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. As of December 31, 2024, the Company had $24 million of ABG separation and related liabilities, all of which were tax related. These liabilities are included within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million at December 31, 2025. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
In addition, the Company agreed to indemnify Awaze against certain claims and assessments, including income tax, value-added tax and other tax matters, related to the operations of the European vacation rentals business for the periods prior to the transaction. During 2023, one of the guarantees under this agreement expired resulting in the Company recognizing $5 million within Gain on disposal of discontinued business, net of income taxes, with an offsetting $2 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Consolidated Statements of Income. During 2024, the remaining indemnifications expired which resulted in the recognition of a $32 million Gain on disposal of discontinued business, net of income taxes, with an offsetting $12 million of expense, representing Wyndham Hotels one-third share, included within General and administrative expense on the Consolidated Statements of Income.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £29 million ($39 million USD) at December 31, 2025. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at December 31, 2025, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was recorded in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. The estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Consolidated Balance Sheets as of December 31, 2025.
27.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board of Directors for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during each of the years ended December 31, 2025, 2024, and 2023.
During 2024, the Company entered into a consulting agreement with a former executive. The Company incurred expenses of less than $1 million related to this agreement, which was concluded as of December 31, 2024.
28.    Subsequent Events
On February 13, 2026, the Company’s Board of Directors increased the authorization for the Company’s share repurchase program by $750 million.

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
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, see Item 8—Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K.
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a)None.
(b)On November 25, 2025, Michael D. Brown, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 139,198 shares of the Company’s common stock until February 19, 2027.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Executive Officers required by this item is located under the headings “Governance” and “Information about our Executive Officers” in the Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning Directors required by this item is located under the heading “Proposal 1: Election of Directors” in the Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
Information concerning the Audit Committee and the Code of Conduct and Business Ethics required by this item is located under the headings “Committees of the Board” and “Code of Business Conduct” in the Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference.
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
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of the Travel + Leisure Co. Insider Trading Policy was filed as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the captions “Director Compensation,” “Executive Compensation” and “Committees of the Board,” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information as of December 31, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3.5 million (a)	$43.97 (b)	9.4 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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
The remaining information required by Item 12 is included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the caption “Ownership of Company Stock” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the captions “Related Party Transactions” and “Director Independence,” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the captions “Disclosure About Fees” and “Pre-Approval of Audit and Non-Audit Services,” and is incorporated herein by reference.

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

4.3	Form of 4.500% Senior Notes due 2027 (adjusted to 6.00%) (included within Exhibit 4.2).
4.4
Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed December 13, 2019).

4.5
First Supplemental Indenture, dated December 13, 2019, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 13, 2019).

4.6	Form of 4.625% Senior Note due 2030 (included within Exhibit 4.5).
4.7
Second Supplemental Indenture, dated July 24, 2020, between Wyndham Destinations, Inc. and U.S. Bank National Association, as Trustee, respecting Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed July 24, 2020).

4.8	Form of 6.625% Senior Note due 2026 (included within Exhibit 4.7).
4.9
Third Supplemental Indenture, dated November 18, 2021, between Travel + Leisure Co. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed November 22, 2021).

4.10	Form of 4.50% Senior Secured Notes due 2029 (included within Exhibit 4.9).
4.11
Fourth Supplemental Indenture, dated August 19, 2025, between Travel + Leisure Co. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 19, 2025).

4.12	Form of 6.125% Senior Secured Notes due 2033 (included within Exhibit 4.11).
4.13*	Description of Registrant’s Securities.
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

10.5	Fourth Amendment, dated as of March 30, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 4, 2023).
10.6	Fifth Amendment, dated as of December 20, 2023, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 21, 2023).
10.7	Sixth Amendment, dated December 10, 2024, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 11, 2024).
10.8	Seventh Amendment, dated June 25, 2025, to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 25, 2025).
10.9
Eighth Amendment, dated December 10, 2025, to the Credit Agreement, including as Exhibit B thereto a conformed copy of the Credit Agreement reflecting all Amendments through the Eighth Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 10, 2025).

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

10.19
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

10.20
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

10.21
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

10.22
Thirteenth Amendment, dated as of April 17, 2025, to the Amended and Restated Indenture and Servicing Agreement, dated as of October 1, 2010, by and among Sierra Timeshare Conduit Receivables Funding II, LLC, as Issuer, Wyndham Consumer Finance, Inc., as Servicer, Wells Fargo Bank, National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 23, 2025).

10.23
Share Sale Agreement, by and among Wyndham Destination Network, LLC, the other Sellers named therein, and Compass IV Limited, dated as of March 27, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 2, 2018).

10.24
Amendment and Restatement Deed to Sale and Purchase Agreement, dated as of May 9, 2018, by and among Wyndham Destination Network, LLC, certain subsidiaries of Wyndham Worldwide Corporation and Compass IV Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 11, 2018).

10.25†	Letter Agreement, dated as of June 1, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018).
10.26†
Separation and Release Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018).

10.27†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael Brown, dated June 1, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 20, 2024).

10.28†
Amended and Restated Employment Agreement by and between Travel + Leisure Co. and Michael Hug, dated June 1, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 20, 2024).

10.29†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Geoffrey Richards (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed May 1, 2019).
10.30†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and Jeffrey Myers (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed May 1, 2019).
10.31†	Letter Agreement dated as of May 16, 2018, by and between Wyndham Destinations, Inc. and James Savina (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed May 1, 2019).
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

10.35†	Letter agreement, dated April 11, 2025, by and between Travel & Leisure Co. and Erik Hoag (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed July 23, 2025).
10.36†
Wyndham Worldwide Corporation 2006 Equity and Incentive Plan (amended and restated as of March 12, 2024) (incorporated by reference to Exhibit 10.35 to the Registrants Form 10-K filed February 19, 2025).

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

10.42†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors, dated March 7, 2019 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed May 1, 2019).
10.43†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 23, 2025).
10.44†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed May 1, 2019).
10.45†	Form of Award Agreement for Restricted Stock Units for Non-U.S. Employees, dated March 7, 2019 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed May 1, 2019).
10.46†	Form of Award Agreement for Non-Qualified Stock Options, dated March 7, 2019 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed May 1, 2019).
10.47†	Form of Award Agreement for Performance Stock Units, dated March 7, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed May 1, 2019).
10.48†	Form of Award Agreement for Performance Stock Units, dated March 12, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April, 24, 2024).

10.49†	Form of Award Agreement for Restricted Stock Units for U.S. Employees, dated March 12, 2024 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 24, 2024).
10.50†	Form of Amended & Restated Award Agreement for Restricted Stock Units for Michael A. Hug (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed July 23, 2025).
10.51†	Wyndham Worldwide Corporation Savings Restoration Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 19, 2006).
10.52†
Amendment Number One to Wyndham Worldwide Corporation Savings Restoration Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K filed February 27, 2009).

10.53†	Amended & Restated Director Deferred Compensation Plan, dated May 20, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 23, 2025).
10.54†	Wyndham Worldwide Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 19, 2006).
10.55†
Amendment Number One to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed February 27, 2009).

10.56†
Amendment No. 2 to Wyndham Worldwide Corporation Officer Deferred Compensation Plan, dated December 31, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed February 15, 2013).

10.57
Transition Services Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 31, 2006).

10.58
Tax Sharing Agreement among Cendant Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Travelport Inc., dated as of July 28, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 31, 2006).

10.59
Amendment, executed July 8, 2008 and effective as of July 28, 2006 to Tax Sharing Agreement, entered into as of July 28, 2006, by and among Avis Budget Group, Inc., Realogy Corporation and Wyndham Worldwide Corporation (incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 8, 2008).

10.60
Agreement, dated as of July 15, 2010, between Wyndham Worldwide Corporation and Realogy Corporation clarifying Tax Sharing Agreement, dated as of July 28, 2006, among Realogy Corporation, Cendant Corporation, Wyndham Worldwide Corporation and Travelport, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 21, 2010).

10.61
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018).

10.62
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018).

10.63
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018).

10.64
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018).

10.65
Form Indemnification Agreement entered into by Wyndham Destinations, Inc. and its Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018).

10.66†	Wyndham Destinations, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed November 16, 2018).
10.67	Travel + Leisure Co. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed July 28, 2021).
19.1	Travel + Leisure Co. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Form 10-K filed February 19, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934.
32**	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Travel + Leisure Co. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed February 21, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL D. BROWN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
Michael D. Brown

/s/ ERIK HOAG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Erik Hoag

/s/ THOMAS M. DUNCAN	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Thomas M. Duncan

/s/ STEPHEN P. HOLMES	Chairman of the Board of Directors	February 18, 2026
Stephen P. Holmes

/s/ LOUISE F. BRADY	Director	February 18, 2026
Louise F. Brady

/s/ JAMES E. BUCKMAN	Director	February 18, 2026
James E. Buckman

/s/ GEORGE HERRERA	Director	February 18, 2026
George Herrera

/s/ LUCINDA MARTINEZ	Director	February 18, 2026
Lucinda Martinez

/s/ DENNY MARIE POST	Director	February 18, 2026
Denny Marie Post

/s/ RONALD L. RICKLES	Director	February 18, 2026
Ronald L. Rickles

/s/ MICHAEL H. WARGOTZ	Director	February 18, 2026
Michael H. Wargotz