Form 10-Q
period 2026-03-31
Travel & Leisure Co.
filed 2026-04-22
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
62,421,616 shares of common stock outstanding as of March 31, 2026.

GLOSSARY OF TERMS
The following terms and acronyms appear in the text of this report and have the definitions indicated below:

Adjusted EBITDA
A non-GAAP measure, defined by the Company as net income from continuing operations before depreciation and amortization, interest expense (excluding consumer financing interest), early extinguishment of debt, interest income (excluding consumer financing revenues) and income taxes. Adjusted EBITDA also excludes stock-based compensation costs, separation and restructuring costs, legacy items, transaction and integration costs associated with mergers, acquisitions, and divestitures, asset impairments/recoveries and inventory write-downs associated with the Company’s resort optimization initiative, gains and losses on sale/disposition of business, and items that meet the conditions of unusual and/or infrequent. Legacy items include the resolution of and adjustments to certain contingent assets and liabilities related to acquisitions of continuing businesses and dispositions, including the separation of Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”) and Avis Budget Group, Inc. (“ABG”), and the sale of the vacation rentals businesses. Integration costs represent certain non-recurring costs directly incurred to integrate mergers and/or acquisitions into the existing business.

AOCL	Accumulated Other Comprehensive Loss
AUD	Australian Dollar
ABG	Avis Budget Group, Inc., formerly Cendant Corporation
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
CODM	Chief Operating Decision Maker
Company	Travel + Leisure Co. and its subsidiaries
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
Fee-for-Service	Programs where inventory is sold through the Company’s sales and marketing channels for a commission
GAAP	Generally Accepted Accounting Principles in the United States
HOA	Homeowners’ Associations
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of March 31, 2026, the related condensed consolidated statements of income, comprehensive income, deficit and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, cash flows and deficit for the year then ended (not presented herein); and in our report dated February 18, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 22, 2026

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net revenues
Vacation ownership interest sales	$427	$384
Service and membership fees	396	417
Consumer financing	113	112
Other	25	21
Net revenues	961	934
Expenses
Operating	441	445
Marketing	142	124
General and administrative	121	122
Cost of vacation ownership interests	35	23
Consumer financing interest	33	34
Depreciation and amortization	32	30
Restructuring	(2)	—
Total expenses	802	778
Operating income	159	156
Interest expense	56	57
Interest (income)	(2)	(1)
Other (income), net	(3)	(1)
Income before income taxes	108	101
Provision for income taxes	29	28
Net income attributable to Travel + Leisure Co. shareholders	$79	$73

Earnings per share
Basic	$1.25	$1.09
Diluted	$1.22	$1.07

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$79	$73

Foreign currency translation adjustments, net of tax	4	12
Defined benefit pension plans, net of tax	(1)	—
Other comprehensive income, net of tax	3	12
Comprehensive income attributable to Travel + Leisure Co. shareholders	$82	$85
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$254	$253
Restricted cash (VIE - $115 as of 2026 and $87 as of 2025)	202	173
Trade receivables, net	152	165
Vacation ownership contract receivables, net (VIE - $2,218 as of 2026 and $2,281 as of 2025)	2,609	2,638
Inventory	1,183	1,128
Prepaid expenses	265	214
Property and equipment, net	523	531
Goodwill	971	972
Other intangibles, net	200	201
Other assets	481	485
Total assets	$6,840	$6,760
Liabilities and (deficit)
Accounts payable	$63	$62
Accrued expenses and other liabilities	836	910
Deferred income	478	468
Non-recourse vacation ownership debt (VIE)	2,106	2,124
Debt	3,648	3,474
Deferred income taxes	732	704
Total liabilities	7,863	7,742
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 226,511,628 issued as of 2026 and 225,937,948 as of 2025	3	3
Treasury stock, at cost – 164,087,099 shares as of 2026 and 162,880,360 shares as of 2025	(7,823)	(7,735)
Additional paid-in capital	4,408	4,405
Retained earnings	2,453	2,412
Accumulated other comprehensive loss	(63)	(66)
Total stockholders’ (deficit)	(1,022)	(981)
Noncontrolling interest	(1)	(1)
Total (deficit)	(1,023)	(982)
Total liabilities and (deficit)	$6,840	$6,760
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$79	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	91
Depreciation and amortization	32	30
Deferred income taxes	29	22
Inventory write-downs and impairments	19	—
Stock-based compensation	13	14
Non-cash interest	6	6
Non-cash lease expense	3	4
Other, net	(5)	2
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	18	(14)
Vacation ownership contract receivables	(68)	(52)
Inventory	(78)	6
Prepaid expenses	(49)	(37)
Other assets	27	20
Accounts payable, accrued expenses, and other liabilities	(98)	(70)
Deferred income	10	26
Net cash provided by operating activities	38	121
Investing activities
Property and equipment additions	(19)	(21)
Purchase of investments	(8)	—
Proceeds from the sale of investments	9	—
Acquisitions, net of cash acquired	—	(1)
Net cash used in investing activities	(18)	(22)
Financing activities
Proceeds from non-recourse vacation ownership debt	536	502
Principal payments on non-recourse vacation ownership debt	(555)	(450)
Proceeds from debt, notes issued, and term loans	812	632
Principal payments on debt, notes, and term loans	(640)	(618)
Repurchase of common stock	(87)	(70)
Dividends paid to shareholders	(41)	(41)
Net share settlement of incentive equity awards	(16)	(13)
Debt issuance/modification costs	(6)	(5)
Proceeds from issuance of common stock	4	2
Other, net	—	(2)
Net cash provided by/(used in) financing activities	7	(63)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	3	2
Net change in cash, cash equivalents and restricted cash	30	38
Cash, cash equivalents and restricted cash, beginning of period	426	329
Cash, cash equivalents and restricted cash, end of period	456	367
Less: Restricted cash	202	179
Cash and cash equivalents	$254	$188
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2025	63.1	$3	$(7,735)	$4,405	$2,412	$(66)	$(1)	$(982)
Net income	—	—	—	—	79	—	—	79
Other comprehensive income	—	—	—	—	—	3	—	3
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU/PSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(16)	—	—	—	(16)
Change in stock-based compensation	—	—	—	13	—	—	—	13
Repurchase of common stock	(1.2)	—	(87)	—	—	—	—	(87)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2026	62.4	$3	$(7,823)	$4,408	$2,453	$(63)	$(1)	$(1,023)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)
Net income	—	—	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU/PSU vesting	0.6	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Change in stock-based compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(1.3)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(40)	—	—	(40)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2025	66.4	$3	$(7,504)	$4,331	$2,367	$(100)	$—	$(903)
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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates and assumptions. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2025 Consolidated Financial Statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 18, 2026.
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
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses. In July 2025, the FASB issued new guidance amending the manner in which credit losses for accounts receivable and contract assets are determined. For public companies, the guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets. Under this expedient, entities may assume that conditions existing at the balance sheet date will persist for the remaining life of the asset, which simplifies the estimation process by eliminating the need to forecast future economic conditions for these short-term assets. This guidance became effective for fiscal years beginning after December 15, 2025. This guidance did not have a material impact to the Company's financial statements.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended
	March 31,
	2026	2025
Management fee revenues	$116	$114
Reimbursable revenues	107	109
Property management fees and reimbursable revenues	$223	$223
One of the associations that the Company manages paid the Travel and Membership segment $9 million for exchange services during both the three months ended March 31, 2026 and 2025.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	March 31, 2026	December 31, 2025
Deferred subscription revenue	$151	$147
Deferred VOI trial package revenue	137	138
Deferred VOI incentive revenue	88	90
Deferred exchange-related revenue (a)	58	57
Deferred co-branded credit card programs revenue	34	36
Deferred other revenue	11	1
Total	$479	$469

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of both March 31, 2026 and December 31, 2025, there were $1 million of these contractual liabilities included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In the Company’s Vacation Ownership segment, deferred VOI trial package revenue represents consideration received in advance for a trial VOI, which allows customers to utilize a vacation package typically within three years of purchase, but may extend longer for certain programs. Deferred VOI incentive revenue represents payments received in advance for additional travel-related services and products at the time of a VOI sale. Revenue is recognized when a customer utilizes the additional services and products, which is typically within two years of the VOI sale, but may extend longer for certain programs. Deferred revenue also includes VOI sales for which the Company has not met all required performance obligations.
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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$469	$459
Additions	93	110
Revenue recognized	(83)	(82)
Ending balance	$479	$487
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of March 31, 2026 and December 31, 2025, these capitalized costs were $50 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of March 31, 2026, the capitalized costs were $21 million, of which $8 million was included in Prepaid expenses and $13 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, these capitalized costs were $16 million, of which $9 million was included in Prepaid expenses and $7 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	4/1/2026 - 3/31/2027	4/1/2027 - 3/31/2028	4/1/2028 - 3/31/2029	Thereafter	Total
Subscription revenue	$86	$32	$15	$18	$151
VOI trial package revenue	125	4	4	4	137
VOI incentive revenue	88	—	—	—	88
Exchange-related revenue	55	2	1	—	58
Co-branded credit card programs revenue	4	4	4	22	34
Other revenue	11	—	—	—	11
Total	$369	$42	$24	$44	$479

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended
	March 31,
	2026	2025
Vacation Ownership
Vacation ownership interest sales	$427	$384
Property management fees and reimbursable revenues	223	223
Consumer financing	113	112
Fee-for-Service commissions	11	16
Ancillary revenues	24	20
Total Vacation Ownership	798	755

Travel and Membership
Transaction revenues	117	130
Subscription revenues	42	43
Ancillary revenues	6	7
Total Travel and Membership	165	180

Corporate and other
Ancillary revenues	—	1
Eliminations	(2)	(2)
Total Corporate and other	(2)	(1)

Net revenues	$961	$934
4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$79	$73

Earnings per share (a)
Basic	$1.25	$1.09
Diluted	$1.22	$1.07

Basic weighted average shares outstanding	62.9	67.1
RSUs,(b) PSUs (c) and NQs (d)	1.5	1.1
Diluted weighted average shares outstanding (e)	64.4	68.2

Dividends:
Aggregate dividends paid to shareholders (f)	$41	$41

(a)Earnings per share amounts are calculated using whole numbers.
(b)Excludes 0.2 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2025.

(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.5 million and 0.9 million for the three months ended March 31, 2026 and 2025, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million of outstanding non-qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the three months ended March 31, 2025.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.60 and $0.56 per share during the three months ended March 31, 2026 and 2025.
Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2025	138.4	$6,946
Repurchases	1.2	87
As of March 31, 2026	139.6	$7,033
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of March 31, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $115 million since the inception of this program. As of March 31, 2026, the Company had $832 million of remaining availability in its program.
The Company incurred $1 million of excise tax related to share repurchases during both the three months ended March 31, 2026 and 2025, included within Treasury stock on the Condensed Consolidated Balance Sheets.
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
6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Vacation ownership contract receivables:
Securitized (a)	$2,218	$2,281
Non-securitized (b)	1,037	1,020
Vacation ownership contract receivables, gross	3,255	3,301
Less: allowance for loan losses	646	663
Vacation ownership contract receivables, net	$2,609	$2,638

(a)Excludes $19 million of accrued interest on VOCRs as of both March 31, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $9 million and $8 million of accrued interest on VOCRs as of March 31, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026 and 2025, the Company’s securitized VOCRs generated interest income of $80 million and $84 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the three months ended March 31, 2026 and 2025, the Company had net VOCR originations of $356 million and $344 million, and received principal collections of $288 million and $292 million. The weighted average interest rate on outstanding VOCRs was 14.6% as of both March 31, 2026 and December 31, 2025.

The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Allowance for loan losses, beginning balance	$663	$614
Provision for loan losses, net (a)	100	91
Contract receivables write-offs, net	(117)	(110)
Allowance for loan losses, ending balance	$646	$595

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
The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,951	$679	$133	$81	$223	$3,067
31 - 60 days	35	28	13	2	6	84
61 - 90 days	23	20	10	2	3	58
91 - 120 days	16	16	10	2	2	46
Total	$2,025	$743	$166	$87	$234	$3,255

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,014	$680	$133	$77	$213	$3,117
31 - 60 days	31	29	13	2	4	79
61 - 90 days	22	18	11	2	3	56
91 - 120 days	15	17	12	2	3	49
Total	$2,082	$744	$169	$83	$223	$3,301
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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of March 31, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
2026	$273	$55	$—	$15	$47	$390
2025	789	263	36	26	103	1,217
2024	381	148	41	16	40	626
2023	226	104	33	10	17	390
2022	148	74	22	5	7	256
Prior	208	99	34	15	20	376
Total	$2,025	$743	$166	$87	$234	$3,255

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$1,001	$266	$24	$30	$131	$1,452
2024	431	169	45	18	45	708
2023	251	116	36	12	18	433
2022	163	81	26	6	7	283
2021	73	36	13	2	5	129
Prior	163	76	25	15	17	296
Total	$2,082	$744	$169	$83	$223	$3,301
The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Three Months Ended
March 31, 2026
2026	$—
2025	55
2024	32
2023	16
2022	9
Prior	8
Total	$120
7.    Inventory
Inventory consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Completed VOI inventory	$918	$857
Estimated VOI recoveries	218	222
Inventory subject to financing arrangement	27	26
Land held for VOI development	10	10
VOI construction in process	7	9
Vacation exchange credits and other	3	4
Total inventory	$1,183	$1,128
As VOI inventory is completed, it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. There was no net impact of transfers between VOI inventory and property and equipment during the three months ended March 31, 2026 and there were $1 million of net transfers of VOI inventory to property and equipment during the three months ended March 31, 2025.

In connection with the resort optimization initiative discussed in Note 20—Restructuring, during the first quarter of 2026 the Vacation Ownership segment transferred $5 million of inventory to assets held-for-sale bringing the total assets held-for-sale related to this initiative to $21 million as of March 31, 2026. This balance is included within Other assets on the Condensed Consolidated Balance Sheets.
During 2025, the Company entered into an agreement to sell real property located in Tuscaloosa, Alabama, associated with Sports Illustrated Resorts, to a third-party developer consisting of inventory, in exchange for cash consideration. Under the agreement, the Company could be obligated to repurchase the property should certain future events not occur. As a result, $27 million of vacation ownership inventory remained on the balance sheet and the $29 million in proceeds and accrued interest were recorded as an inventory financing obligation, included within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. The Company recognized no gain or loss on this transaction.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2025	$2
Purchases	93
Payments	(94)
March 31, 2026	$1

December 31, 2024	$7
Purchases	22
Payments	(22)
March 31, 2025	$7

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.
The Company has committed to purchase completed properties from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The third-party developers are VIEs for which the Company is not the primary beneficiary. Accordingly, the Company does not consolidate the VIEs. The maximum potential future payments that the Company could be required to make under these commitments was $180 million as of March 31, 2026.
8.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Capitalized software	$863	$854
Building and leasehold improvements (a)	565	564
Furniture, fixtures and equipment	120	120
Finance lease assets	60	59
Land	20	20
Construction in progress	19	9
Total property and equipment	1,647	1,626
Less: accumulated depreciation and amortization	1,124	1,095
Property and equipment, net	$523	$531

(a)Includes $118 million and $119 million of unregistered VOI inventory as of March 31, 2026 and December 31, 2025.

9.    Debt
The Company’s indebtedness consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,736	$1,690
USD bank conduit facility (due August 2027) (c)	250	318
AUD/NZD bank conduit facility (due December 2026) (d)	120	116
Total	$2,106	$2,124

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$240	$63
Secured term loan B (due December 2029) (g)	852	854
$650 million 6.625% secured notes (due July 2026)	649	649
$400 million 6.00% secured notes (due April 2027) (h)	401	402
$650 million 4.50% secured notes (due December 2029)	646	646
$350 million 4.625% secured notes (due March 2030)	348	348
$500 million 6.125% secured notes (due September 2033)	494	494
Finance leases	18	18
Total	$3,648	$3,474

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.37 billion and $2.40 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of March 31, 2026 and December 31, 2025.
(b)The carrying amounts of the term notes are net of deferred financing costs of $24 million and $23 million as of March 31, 2026 and December 31, 2025.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $10 million and $11 million as of March 31, 2026 and December 31, 2025, and net of unamortized debt financing costs of $15 million and $16 million as of March 31, 2026 and December 31, 2025.
(f)The weighted average effective interest rate on facility borrowings was 5.60% and 6.52% for the three months ended March 31, 2026 and year-ended December 31, 2025.
(g)The weighted average effective interest rate on facility borrowings was 5.71% and 6.86% for the three months ended March 31, 2026 and year-ended December 31, 2025.
(h)Includes $2 million of unamortized gains from the settlement of a derivative as of both March 31, 2026 and December 31, 2025.
Sierra Timeshare 2026-1 Receivables Funding LLC
On March 26, 2026, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2026-1 Receivables Funding LLC, with an initial principal amount of $325 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.11%. The advance rate for this transaction was 98%.

Maturities and Capacity
The Company’s outstanding indebtedness as of March 31, 2026, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$239	$667	$906
Between 1 and 2 years	241	415	656
Between 2 and 3 years	374	11	385
Between 3 and 4 years	192	1,820	2,012
Between 4 and 5 years	208	240	448
Thereafter	852	495	1,347
	$2,106	$3,648	$5,754
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of March 31, 2026, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$752	$1,000
Less: outstanding borrowings	370	240
Less: letters of credit	—	1
Available capacity	$382	$759

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
As of March 31, 2026, the Company’s interest coverage ratio was 5.06 to 1.0 and the first lien leverage ratio was 3.16 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2026, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2026, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $56 million and $57 million during the three months ended March 31, 2026 and 2025, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $66 million and $54 million for the three months ended March 31, 2026 and 2025.

Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $34 million during the three months ended March 31, 2026 and 2025. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $26 million and $28 million for the three months ended March 31, 2026 and 2025.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	March 31, 2026	December 31, 2025
Securitized contract receivables, gross (a)	$2,218	$2,281
Securitized restricted cash (b)	115	87
Interest receivables on securitized contract receivables (c)	19	19
Other assets (d)	13	8
Total SPE assets	2,365	2,395
Non-recourse term notes (e) (f)	1,736	1,690
Non-recourse conduit facilities (e)	370	434
Other liabilities (g)	2	1
Total SPE liabilities	2,108	2,125
SPE assets in excess of SPE liabilities	$257	$270

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
(f)Includes deferred financing costs of $24 million and $23 million as of March 31, 2026 and December 31, 2025, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.04 billion and $1.02 billion as of March 31, 2026 and December 31, 2025.

A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	March 31, 2026	December 31, 2025
SPE assets in excess of SPE liabilities	$257	$270
Non-securitized contract receivables	1,037	1,020
Less: allowance for loan losses	646	663
Total, net	$648	$627
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
As of March 31, 2026, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both March 31, 2026 and 2025.
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
The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,609	$2,828	$2,638	$2,866
Liabilities
Debt (Level 2)	$5,754	$5,714	$5,598	$5,612

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
12.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of March 31, 2026, the Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges), and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of March 31, 2026 and 2025, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three months ended March 31, 2026 or 2025.
13.    Income Taxes
The Company files U.S. federal and state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years prior to 2022 and state and local income tax examinations prior to 2016. In significant foreign jurisdictions, years prior to 2017 are generally no longer subject to income tax examinations by their respective tax authorities.
The Company’s effective tax rate was 26.8% and 28.0% for the three months ended March 31, 2026 and 2025. The effective tax rate for the three months ended March 31, 2026 was primarily impacted by the excess tax benefit from stock-based compensation, which resulted from increases in the Company’s stock price. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by Pillar Two taxes offset by a decrease in state taxes.
The Company made income tax payments, net of tax refunds, of $12 million and $8 million during the three months ended March 31, 2026 and 2025.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$5	$5

Short-term lease cost	$4	$4

Finance lease cost:
Amortization of right-of-use assets	$3	$3
Total finance lease cost	$3	$3
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$85	$85
Operating lease liabilities	Accrued expenses and other liabilities	$135	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$17	$19
Finance lease liabilities	Debt	$18	$18

Weighted average remaining lease term:
Operating leases		9.4 years	9.6 years
Finance leases		2.4 years	2.4 years
Weighted average discount rate:
Operating leases (b)		6.3%	6.3%
Finance leases		6.0%	6.1%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7	$8
Financing cash outflows from finance leases	$3	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$9
Finance leases	$1	$1

The table below presents maturities of lease liabilities as of March 31, 2026 (in millions):

	Operating Leases	Finance Leases
Nine months ending December 31, 2026	$20	$7
2027	25	7
2028	22	4
2029	20	1
2030	13	—
Thereafter	84	—
Total minimum lease payments	184	19
Amount of lease payments representing interest	(49)	(1)
Present value of future minimum lease payments	$135	$18
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $3 million and $2 million as of March 31, 2026 and December 31, 2025. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2026, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $18 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available.

In addition to the items listed above, the Company has reached an agreement in principle with the SEC Staff to settle an inquiry relating to its disclosures regarding certain delinquent and defaulted loans that the Company agreed to rescind in 2019 and 2020. The proposed settlement is subject to approval by the SEC. Until it is approved, there can be no assurance that the matter will ultimately be resolved on terms acceptable to the Company and the SEC. The proposed settlement, which would be entered into on a neither admit nor deny basis, involves non-scienter-based violations of the federal securities laws by the Company and a civil monetary penalty of $975,000. Such amount has been accrued within Accrued expenses and other liabilities on the Condensed Consolidated Balance sheets as of both March 31, 2026 and December 31, 2025.
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
16.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(164)	$1	$(163)
Other comprehensive income/(loss)	4	(1)	3
Balance, March 31, 2026	$(160)	$—	$(160)

Tax
Balance, December 31, 2025	$97	$—	$97
Other comprehensive income/(loss)	—	—	—
Balance, March 31, 2026	$97	$—	$97

Net of Tax
Balance, December 31, 2025	$(67)	$1	$(66)
Other comprehensive income/(loss)	4	(1)	3
Balance, March 31, 2026	$(63)	$—	$(63)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	12	—	12
Balance, March 31, 2025	$(198)	$1	$(197)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, March 31, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	12	—	12
Balance, March 31, 2025	$(101)	$1	$(100)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the three months ended March 31, 2026 or 2025.
17.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of March 31, 2026, based on the number of awards granted at target performance levels, 9.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the three months ended March 31, 2026, the Company granted incentive equity awards to key employees and senior officers of $47 million in the form of RSUs and $20 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the three months ended March 31, 2025, the Company granted incentive equity awards to key employees and senior officers of $34 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the three months ended March 31, 2026, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2025	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, March 31, 2026
RSUs
Number of RSUs	1.7	0.7	—	(0.6)	—	1.8	(d)
Weighted average grant price	$49.64	$71.50	$—	$48.17	$—	$58.17

PSUs
Number of PSUs	0.9	0.3	(0.3)	(0.2)	—	0.7	(e)
Weighted average grant price	$46.08	$71.50	$43.33	$42.18	$—	$58.64

NQs
Number of NQs	0.9	—	—	(0.1)	—	0.8	(f)
Weighted average grant price	$43.97	$—	$—	$44.38	$—	$43.93

(a)Represents a reduction to shares awarded as the Company did not achieve the target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $93 million as of March 31, 2026, which is expected to be recognized over a weighted average period of 3.0 years.
(e)The aggregate unrecognized compensation expense related to PSUs was $42 million as of March 31, 2026, which is expected to be recognized over a weighted average period of 2.4 years.
(f)There were 0.8 million NQs which were exercisable as of March 31, 2026. These exercisable NQs will expire over a weighted average period of 4.0 years and carry a weighted average grant date fair value of $9.10. There was no unrecognized compensation expense for NQs as of March 31, 2026.
The Company did not grant any stock options during the three months ended March 31, 2026 or 2025. The fair value of stock options granted by the Company prior to 2025 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $4 million and $2 million from option exercises during the three months ended March 31, 2026 and 2025. The total intrinsic value of options exercised was $3 million and $1 million during the three months ended March 31, 2026 and 2025. The vest date fair value of shares that vested during the three months ended March 31, 2026 and 2025 was $41 million and $50 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $13 million and $14 million during the three months ended March 31, 2026 and 2025 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During both the three months ended March 31, 2026 and 2025, the Company recognized $4 million of tax benefits associated with stock-based compensation.
The Company paid $16 million and $13 million of taxes for the net share settlement of incentive equity awards that vested during the three months ended March 31, 2026 and 2025. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
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

The following tables present the Company’s segment information (in millions):

	Three Months Ended March 31, 2026
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$798	(a)	$163		$961
Intersegment revenues	—		2		2
	798		165		963
Reconciliation of revenues
Elimination of intersegment revenues					(2)
Total consolidated revenues					$961

Less:
Property management expense	173		—	(b)
Marketing	108	(c)	9
Commissions	100		—	(b)
General and administrative (d)	62		23
Sales administration	58		—	(b)
Consumer financing interest	33		—	(b)
Licensing fees	24		—	(b)
Developer obligations (e)	18		—	(b)
Cost of sales	16	(f)	47
Fee-for-Service expenses	7		—	(b)
Contact center	—	(b)	17
Resort services	—	(b)	8
Other segment items (g)	8		2
Reportable segment Adjusted EBITDA	$191		$59		$250
Other Adjusted EBITDA					(25)
Adjusted EBITDA					$225

Three Months Ended March 31, 2026
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$225
Inventory write-downs and asset impairments, net (h)	(19)
Stock-based compensation	(13)
Other (i)	(5)
Restructuring	2
Legacy items	4
Depreciation and amortization	(32)
Interest income	2
Interest expense	(56)
Income before income taxes	108
Provision for income taxes	(29)
Net income attributable to Travel + Leisure Co. shareholders	$79

(a)Includes $100 million provision for loan losses, net.
(b)Expense category not regularly provided to the CODM for this segment.
(c)Excludes licensing fees which are reported within Marketing on the Condensed Consolidated Statements of Income, as it is separately disclosed.
(d)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(e)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(f)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $19 million of inventory write-downs and impairments which are not included in the determination of Adjusted EBITDA.
(g)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.
(h)Includes $19 million of inventory write-downs and impairments related to the Company’s resort optimization initiative included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

(i)Includes $5 million of resort closure and employee related costs associated with the resort optimization initiative included within Operating expense on the Condensed Consolidated Statements of Income.

	Three Months Ended March 31, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$755	(a)	$178		$933
Intersegment revenues	—		2		2
	755		180		935
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(2)
Total consolidated revenues					$934

Less:
Property management expense	173		—	(c)
Marketing	93	(d)	11
Commissions	89		—	(c)
General and administrative (e)	58		22
Sales administration	52		—	(c)
Developer obligations (f)	37		—	(c)
Consumer financing interest	34		—	(c)
Cost of sales	23	(g)	51
Licensing fees	21		—	(c)
Fee-for-Service expenses	10		—	(c)
Contact center	—	(c)	18
Resort services	—	(c)	8
Other segment items (h)	6		2
Reportable segment Adjusted EBITDA	$159		$68		$227
Other Adjusted EBITDA					(25)
Adjusted EBITDA					$202

Three Months Ended March 31, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$202
Stock-based compensation	(14)
Legacy items	(1)
Depreciation and amortization	(30)
Interest income	1
Interest expense	(57)
Income before income taxes	101
Provision for income taxes	(28)
Net income attributable to Travel + Leisure Co. shareholders	$73

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
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income, business insurance proceeds, and asset sales.

	Three Months Ended
	March 31,
Capital Expenditures	2026	2025
Vacation Ownership	$11	$12
Travel and Membership	3	4
Total reportable segments	14	16
Corporate and other	5	5
Total Company	$19	$21

Segment Assets (a)	March 31, 2026	December 31, 2025
Vacation Ownership	$5,107	$5,022
Travel and Membership	1,317	1,334
Total reportable segments	6,424	6,356
Corporate and other	416	404
Total Company	$6,840	$6,760

(a)Excludes investment in consolidated subsidiaries.
19.    Impairments and other charges
In connection with the resort optimization initiative discussed in Note 20—Restructuring, the Company incurred $19 million of inventory write-downs and impairments at its Vacation Ownership segment during the first quarter of 2026 associated with the removal of certain identified resorts from the Company’s portfolio and agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
20.    Restructuring
Resort Optimization Initiative
In order to promote the long-term strength of its portfolio of vacation ownership resorts, the Company undertook a strategic review with the intent of optimizing the overall quality of its resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or are in markets that no longer align with owner demand. As a result, during 2025, the Company proposed to the boards of the respective homeowners’ associations (“HOAs”) of these identified resorts, court-supervised restructuring plans to remove select resorts from the Company’s portfolio and reduce the number of units at certain other resorts.
As of March 31, 2026, the Company had received confirmation of both HOA board and required member approvals of the proposed actions for all HOAs of the identified resorts. When the restructuring plans have completed, the identified resorts and related assets of the respective HOAs will be sold, and all owners, including the Company and its vacation ownership clubs, will receive pro-rata distributions of the net sales proceeds. The Company anticipates that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026. Related to this initiative, during the fourth quarter of 2025, the Company executed agreements to supply replacement inventory to the vacation ownership clubs impacted by removal of the identified resorts in exchange for the clubs’ pro-rata distributions of net sales proceeds.
During 2025, the Company incurred $233 million of costs in connection with these actions, including $216 million of inventory write-downs and impairments at its Vacation Ownership segment associated with the removal of the identified resorts and the agreements to supply replacement inventory to the impacted vacation ownership clubs which were included within Cost of vacation ownership interests on the Consolidated Statements of Income. During 2025, the Company also incurred $8 million of impairments of other property and equipment, which were included within Asset impairments, net and $9 million of other charges consisting primarily of employee-related costs, of which $5 million was included within Operating expense and $4 million was included in Restructuring on the Consolidated Statements of Income.
During the three months ended March 31, 2026, the Company incurred an additional $22 million of costs associated with this initiative at its Vacation Ownership segment, including $19 million of inventory write-downs and impairments driven by actions that were approved by owners during the first quarter of 2026.

The valuation method used in the determination of the fair value of inventory impacted by this initiative was based on a discounted cash flow model which used Level 3 inputs consisting of available property information and comparable sales to estimate income and operating expenses to determine an estimated price range.
The Company’s financial statements included the following impacts related to the resort optimization initiative (in millions):

	Three Months Ended March 31, 2026	Income Statement Classification
Inventory write-downs	$11	Cost of vacation ownership interests
Inventory impairments	8	Cost of vacation ownership interests
Resort closure costs	3	Operating
Severance and related benefits	(2)	Restructuring
Other employee related costs	2	Operating
Total resort optimization initiative costs	$22
As of December 31, 2025, there was $4 million of restructuring liabilities associated with this initiative. During the three months ended March 31, 2026, the Company reversed $2 million of restructuring expense for costs incurred during 2025 on behalf of the HOAs which are subject to reimbursement. As these costs will be paid by the Company on behalf of the HOAs these $2 million of charges are maintained within the restructuring liability with an offsetting receivable included in Trade receivables, net on the Condensed Consolidated Balance Sheet. This liability was reduced by $1 million of cash payments during the three months ended March 31, 2026. The remaining resort optimization initiative liability of $3 million is expected to be paid by the end of 2027.
2025 Restructuring Plan
During 2025, the Company incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. The 2025 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Company’s corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. The 2025 restructuring liability was reduced by $3 million of cash payments during the year ended December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $9 million of cash payments during the three months ended March 31, 2026. The remaining 2025 restructuring liability of $3 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2025. As of both March 31, 2026 and December 31, 2025, the restructuring liability related to these plans was $12 million, all of which is related to leased facilities. The remaining liability associated with these prior restructuring plans is expected to be paid by the end of 2029.
The Company’s restructuring liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The table below summarizes the activity associated with the Company’s aforementioned restructuring plans (in millions):

	Liability as of					Liability as of
	December 31, 2025	Costs Recognized	Cash Payments	Other		March 31, 2026
Personnel-related	$14	$(2)	$(8)	$2	(a)	$6
Facility-related	12	—	—	—		12
Other	2	—	(2)	—		—
	$28	$(2)	$(10)	$2		$18

(a)Represents reimbursable costs the Company will pay on behalf of the respective HOAs related to the resort optimization initiative.

21.    Transactions with Former Parent and Former Subsidiaries
Matters Related to Former Parent
Pursuant to the Separation and Distribution Agreement with the Company’s former parent ABG (formerly Cendant Corporation), the Company entered into certain guarantee commitments with ABG and ABG’s former subsidiary, Compass, Inc. (formerly Anywhere Real Estate Inc. and Realogy). These guarantee arrangements primarily related to certain contingent litigation liabilities, contingent tax liabilities, and ABG contingent and other corporate liabilities, of which Wyndham Worldwide Corporation assumed 37.5% of the responsibility while ABG’s former subsidiary Compass, Inc. is responsible for the remaining 62.5%. In connection with the Spin-off, Wyndham Hotels agreed to retain one-third of ABG’s contingent and other corporate liabilities and associated costs; therefore, Travel + Leisure Co. was effectively responsible for 25% of such matters subsequent to the separation. Since ABG’s separation, ABG has settled the majority of the lawsuits that were pending on the date of the separation.
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
As of both March 31, 2026 and December 31, 2025, the Company had $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of March 31, 2026. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £30 million ($39 million USD) at March 31, 2026. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at March 31, 2026, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was included in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. As of March 31, 2026, the estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during each of the three months ended March 31, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry through travel clubs; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, and recessionary pressures), travel restrictions, terrorism or acts of violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; compliance with consumer privacy laws; the timing and amount of future dividends and share repurchases, if any; failure to obtain the necessary court approvals associated with our resort optimization initiative; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
BUSINESS AND OVERVIEW
We are a global provider of hospitality services and travel products with the following two segments:
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
Economic Conditions and Key Business Trends
Our first quarter 2026 results highlight the strength and efficiency of our vacation ownership sales process driven by high quality tours, and the recognition of benefits resulting from strategic decisions made in 2025, mainly the resort optimization initiative. These benefits are apparent in the first quarter results of our Vacation Ownership segment with year over year revenue and Adjusted EBITDA growth. Revenue growth at this segment was driven by higher tours and volume per guest (“VPGs”), with Adjusted EBITDA further benefited by cost savings attributable to lower maintenance fees incurred on unsold VOIs as a result of resorts closed as part of the resort optimization initiative. We believe the tour increase, coupled with a significant increase in VPGs as compared to the prior year, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales. This trend is reflected in our first quarter results as we experienced an increased mix of owner upgrade sales.
At our Travel and Membership business, the first quarter of 2026 reflects the impacts of continued exchange headwinds associated with reduced members counts and the increased mix of members with club affiliations. While Travel Club transactions have increased compared to the prior year, this shift in transaction mix is putting downward pressure on revenue per transaction. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members. Despite the headwinds faced by this business it remains a capital-light, high-margin business that generates significant cash flows, and we continue to evaluate opportunities to maximize the platform and enhance returns over time.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels.
Our interest expense during the first quarter of 2026 was benefitted by savings associated with our 2025 corporate debt refinancing activities. These refinancing activities reduced the associated interest rate spread on borrowings under our revolving credit facility by 25 basis points at all pricing levels, reduced the interest rate on our term loan B facility by 50 basis points, and provided for a nearly 50 basis point interest rate reduction on our refinanced $350 million notes. These savings are apparent in the reduction in interest expense for the quarter despite higher outstanding borrowings. Additionally, we closed on a $325 million term securitization at the end of the first quarter of 2026 which reflects our ability to access the capital markets even during times of market volatility. This transaction closed with a 98% advance rate and weighted average coupon rate of 5.11%, which is well below the average interest rate on our portfolio creating significant interest income opportunities and serving to strengthen our liquidity position.
While overall we had a strong first quarter, the sustained effects of hostilities in the Middle East, inflationary pressures, high interest rates, high fuel costs, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry, declines in, or disruptions to, the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
Resort Optimization Initiative
In order to promote the long-term strength of our vacation ownership resorts, during 2025 we undertook a strategic review with the intent of optimizing the overall quality of our resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or those located in markets that no longer align with owner demand.
This initiative is expected to generate meaningful annual savings attributable to the maintenance fees we incur on unsold VOIs. Such savings would be partially offset by the loss of, or reduction in, VOI sales and property management fees earned at the impacted resorts, but are expected to result in a positive net impact to Adjusted EBITDA. We began to recognize the positive Adjusted EBITDA impact of this initiative during the first quarter of 2026.
In connection with these actions, we incurred $233 million of charges in 2025. These charges are discussed further in Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements, along with a description of the restructuring plan we are undertaking in connection with this strategic review.
During the three months ended March 31, 2026, we incurred an additional $22 million of charges associated with the resort optimization initiative, consisting of $8 million of inventory impairment charges and $11 million of inventory write-downs driven by actions that were approved by owners during the first quarter of 2026, and $3 million of resort closure, severance, and other associated employee costs.
As of March 31, 2026 we have received confirmation of both HOA board and required member approvals of the proposed actions under this initiative.
Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to advance initiatives, including Pillar Two which introduced a global minimum tax at a rate of 15%. A number of countries have implemented the OECD’s Pillar Two rules with varying effective dates for different aspects of the directive. As of March 31, 2026, based on the countries in which we do business that have enacted legislation in effect as of January 1, 2026, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the OECD’s published administrative guidance, released January 5, 2026, on a side-by-side system, which would effectively exempt U.S. multinationals from certain provisions of Pillar Two.

Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. The legislation has multiple effective dates. For the provisions effective in 2026 and 2025, there was no material impact to our effective tax rate for the quarter ended March 31, 2026 or the year ended December 31, 2025 and we do not expect the impact to be material to our full year 2026 effective tax rate.
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
OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2026 and 2025. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2026	2025	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$549	$512	7.3
Tours (in 000s) (c)	161	153	4.9
Volume per guest (d)	$3,321	$3,212	3.4
Travel and Membership
Transactions (in 000s) (e)
Exchange	211	240	(12.1)
Travel Club	206	175	17.3
Total transactions	417	415	0.3
Revenue per transaction (f)
Exchange	$351	$353	(0.5)
Travel Club	$207	$257	(19.2)
Total revenue per transaction	$280	$312	(10.3)
Average number of exchange members (in 000s) (g)	3,291	3,362	(2.1)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended March 31, 2026 and 2025 (in millions):

	2026	2025
Vacation ownership interest sales, net	$427	$384
Loan loss provision	100	91
Gross VOI sales, net of Fee-for-Service sales	527	475
Fee-for-Service sales (1)	22	37
Gross VOI sales	$549	$512

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $11 million and $16 million for the three months ended March 31, 2026 and 2025. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.
THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2026	2025	Favorable/(Unfavorable)
Net revenues	$961	$934	$27
Expenses	802	778	(24)
Operating income	159	156	3
Interest expense	56	57	1
Interest (income)	(2)	(1)	1
Other (income), net	(3)	(1)	2
Income before income taxes	108	101	7
Provision for income taxes	29	28	(1)
Net income attributable to Travel + Leisure Co. shareholders	$79	$73	$6
Net revenues increased $27 million for the three months ended March 31, 2026, compared with the same period last year. This increase was favorably impacted by foreign currency of $8 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$37 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales resulting from an increase in VPG due to a higher mix of owner upgrade transactions which generally produce higher VPGs and increased tours; and higher VOI travel package and incentive revenues; partially offset by a decrease in commission revenues; partially offset by
•$17 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of a higher mix of Travel Club transactions which generally produce lower revenue per transaction and lower Travel Club revenue per transaction due to changes in affiliates.

Expenses increased $24 million for the three months ended March 31, 2026, compared with the same period last year. This increase in expenses was unfavorably impacted by foreign currency of $6 million. Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$18 million increase in marketing costs in support of increased tour flow and sales volume at the Vacation Ownership segment;
•$16 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales; and an
•$11 million increase in cost of VOIs driven by $19 million of inventory write-downs and impairments related to the resort optimization initiative at the Vacation Ownership segment.
These increases were partially offset by:
•$18 million decrease in developer obligation due to the resort optimization initiative;
•$5 million decrease in legacy costs driven by the reversal of a contingent liability associated with the 2023 sale of Love Home Swap; and a
•$4 million decrease in cost of sales at the Travel and Membership segment due to the decrease in transaction revenues at the segment.
Our effective tax rates were 26.8% and 28.0% during the three months ended March 31, 2026 and 2025. The effective tax rate for the three months ended March 31, 2026 was primarily impacted by the excess tax benefit from stock-based compensation, which resulted from increases in the Company’s stock price. The effective tax rate for the three months ended March 31, 2025 was primarily impacted by Pillar Two taxes offset by a decrease in state taxes.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $6 million for the three months ended March 31, 2026 as compared to the same period last year.
Our segment results are as follows (in millions):

	Three Months Ended
	March 31,
Net revenues	2026	2025
Vacation Ownership	$798	$755
Travel and Membership	165	180
Total reportable segments	963	935
Corporate and other (a)	(2)	(1)
Total Company	$961	$934

	Three Months Ended
	March 31,
Reconciliation of Net income to Adjusted EBITDA	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$79	$73
Interest expense	56	57
Interest (income)	(2)	(1)
Provision for income taxes	29	28
Depreciation and amortization	32	30
Inventory write-downs and asset impairments, net (b)	19	—
Stock-based compensation	13	14
Other (c)	5	—
Restructuring	(2)	—
Legacy items	(4)	1
Adjusted EBITDA	$225	$202

	Three Months Ended
	March 31,
Adjusted EBITDA	2026	2025
Vacation Ownership	$191	$159
Travel and Membership	59	68
Total reportable segments	250	227
Corporate and other (a)	(25)	(25)
Total Company	$225	$202

(a)Includes the elimination of transactions between segments.
(b)Includes $19 million of inventory write-downs and impairments related to the resort optimization initiative for the three months ended March 31, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(c)Includes $5 million of resort closure and employee related costs associated with the resort optimization initiative for the three months ended March 31, 2026, included within Operating expense on the Condensed Consolidated Statements of Income.
Vacation Ownership
Net revenues increased $43 million and Adjusted EBITDA increased $32 million for the three months ended March 31, 2026, compared with the same period of 2025. The net revenue increase was favorably impacted by foreign currency of $6 million and Adjusted EBITDA was favorably impacted by $2 million of foreign currency.
The net revenue increase, excluding the foreign currency impacts, was primarily driven by:
•$47 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 3.4% increase in VPG due to a higher owner upgrade transaction mix (69% in the current period compared to 68% in the same period of 2025) which generally produce higher VPGs, and a 4.9% increase in tours; and a
•$5 million increase in other revenues due to higher VOI travel package and incentive revenues.
These increases were partially offset by:
•$8 million increase in our provision for loan losses primarily due to increased Gross VOI sales, net of Fee-for-Service sales and a higher provision rate associated with increased defaults;
•$5 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales; and a
•$2 million decrease in property management revenues primarily due to lower reimbursable revenues.
In addition to the net revenue change explained above, and excluding foreign currency, Adjusted EBITDA was further impacted by:
•$18 million increase in marketing costs in support of increased tour flow and sales volume; and a
•$16 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales.
These increases were partially offset by an $18 million decrease in developer obligation due to the resort optimization initiative, and an $8 million decrease in the cost of VOIs sold primarily due to variations in inventory sourcing, partially offset by increased sales volume.
Travel and Membership
Net revenues decreased $15 million and Adjusted EBITDA decreased $9 million during the three months ended March 31, 2026, compared with the same period of 2025. The net revenue decrease was favorably impacted by foreign currency of $2 million. The Adjusted EBITDA decrease was not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by a $14 million decrease in transaction revenue mostly due to an increase in the Travel Club transaction mix, which carry a lower revenue per transaction than Exchange transactions. This change in mix is attributed to a 17.3% increase in Travel Clubs transactions, whereas Exchange transactions decreased 12.1%. Exchange transactions were impacted by an increase mix of Exchange members with a club affiliation who have a lower transaction propensity; as well as a reduction in Exchange member count. Although Travel club transactions increased, the associated revenue per transaction decreased as a result of shifts in affiliates, resulting in lower commissions. Net revenues were also impacted by a $2 million decrease in subscription revenue due to lower member counts.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by:
•$4 million decrease in cost of sales in line with the decline in transaction revenue above;

•$1 million of employee related cost savings mostly due to the 2025 strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations; and
•$1 million of marketing savings.
Corporate and other
For the three months ended March 31, 2026 Corporate and other net revenue decreased $1 million and Adjusted EBITDA remained flat compared to the same period of 2025.
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
In connection with these actions, during 2025, we incurred $233 million of charges consisting of $216 million of inventory write-downs and impairments at the Vacation Ownership segment associated with the removal of the identified resorts and agreements to supply replacement inventory to the impacted vacation ownership clubs, $8 million of impairments of other property and equipment, and $9 million of other charges consisting primarily of employee-related costs.
During the three months ended March 31, 2026,we incurred an additional $22 million of costs at the Vacation Ownership segment associated with this initiative, consisting of $19 million of inventory write-downs and impairments included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income, $5 million of resort closure and other associated employee costs included within Operating expenses, and a $2 million reversal of severance and related benefits included within Restructuring expenses for costs incurred on behalf of the HOAs in 2025 subject to reimbursement.
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative. This liability was reduced by $1 million of cash payments during the three months ended March 31, 2026. The remaining resort optimization initiative liability of $3 million is expected to be paid by the end of 2027. See Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements for additional details.
2025 Restructuring Plan
During 2025, we incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. These charges consisted of (i) $7 million of personnel-related costs at our corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses were incurred as of December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $9 million of cash payments during the three months ended March 31, 2026. The remaining 2025 restructuring liability of $3 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
We also have plans that were implemented prior to 2025. The remaining liability of $12 million under these plans is expected to be paid by the end of 2029. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	March 31, 2026	December 31, 2025	Change
Total assets	$6,840	$6,760	$80
Total liabilities	$7,863	$7,742	$121
Total (deficit)	$(1,023)	$(982)	$(41)
Total assets increased by $80 million from December 31, 2025 to March 31, 2026, primarily due to:
•$55 million increase in Inventory driven by $95 million of inventory acquisitions, partially offset by $19 million of inventory write-downs and impairments associated with the resort optimization initiative, $16 million of VOI inventory sales, and $5 million of inventory transferred to assets held-for-sale during 2026 as a result of member approvals for the remaining resort identified as part of the resort optimization initiative;
•$51 million increase in Prepaid expenses driven by a $29 million increase in prepaid maintenance, $13 million increase in prepaid marketing, and $9 million increase in other prepayments due to timing of contract renewals; and
•$29 million increase in Restricted cash driven by a $28 million increase related to securitization activity.
These increases were partially offset by a $29 million decrease in Vacation ownership contract receivables, net driven by $288 million of principal collections and net provision for loan losses of $100 million, partially offset by $356 million of VOI originations.
Total liabilities increased by $121 million from December 31, 2025 to March 31, 2026, primarily due to:
•$174 million increase in Debt primarily due to $177 million of net borrowings on the revolving credit facility; and a
•$28 million increase in Deferred income taxes primarily related to installment sales and inventory.
These increases were partially offset by:
•$74 million decrease in Accrued expenses and other liabilities primarily due to a $49 million decrease in payroll related liabilities driven by the payment of prior year incentives and accrued salaries, $11 million decrease in accrued interest, and $10 million of payments for restructuring liabilities; and an
•$18 million decrease in Non-recourse vacation ownership debt driven by $19 million of net repayments.
Total deficit increased $41 million from December 31, 2025 to March 31, 2026, primarily due to $87 million of share repurchases and $38 million of dividends, partially offset by $79 million of Net income attributable to Travel + Leisure Co. shareholders.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $650 million 6.625% secured notes due in July 2026 and our $400 million 6.00% secured notes due in April 2027. Our discussion below highlights these sources of liquidity and how they are utilized to support our cash needs.
Cash and Cash Equivalents
As of March 31, 2026, we had $254 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in June 2030 and had $759 million of available capacity as of March 31, 2026.
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
As of March 31, 2026, our interest coverage ratio was 5.06 to 1.0 and our first lien leverage ratio was 3.16 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of March 31, 2026, we were in compliance with the financial covenants described above.
Secured Notes and Term Loan B facility
We generally utilize borrowing via secured notes and term loan B issuances to meet our long-term financing needs. During the third quarter of 2025, we issued senior secured notes due September 2033, with a face value of $500 million and an interest rate of 6.125%. The proceeds of this offering were used to redeem all of our $350 million 6.60% secured notes that were due October 2025, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes. During the fourth quarter of 2025, we amended the credit agreement governing our revolving credit facility and term loan B facility (“Eighth Amendment”). The Eighth Amendment refinanced the $869 million outstanding balance of the term loan B facility, with interest rate per annum applicable to borrowings under this facility equal to the Term Secured Overnight Financing Rate (“SOFR”), plus an applicable rate of 2.00%, representing a 50 basis point reduction. The maturity date of this facility remains December 14, 2029.
These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of March 31, 2026, we had $3.39 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2026 to 2033.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility, with a term through August 2027, and our AUD/NZD bank conduit facility, with a term through December 2026, amounting to a combined capacity of $752 million ($382 million available as of March 31, 2026), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $325 million during the first quarter of 2026. During the full year of 2025, we closed on $950 million of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of March 31, 2026, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of March 31, 2026 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	4/1/26 - 3/31/27	4/1/27 - 3/31/28	4/1/28 - 3/31/29	4/1/29 - 3/31/30	4/1/30 - 3/31/31	Thereafter	Total
Debt (a)	$667	$414	$11	$1,839	$240	$500	$3,671
Non-recourse debt (b)	251	247	377	193	209	853	2,130
Interest on debt (c)	292	242	223	181	88	99	1,125
Purchase commitments (d)	459	261	156	40	24	134	1,074
Operating leases	27	24	22	18	12	81	184
Inventory financing obligation (e)	30	—	—	—	—	—	30
Total (f)	$1,726	$1,188	$789	$2,271	$573	$1,667	$8,214

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $534 million for marketing related activities, $359 million related to the development of vacation ownership properties, and $118 million for information technology activities.
(e)Represents an inventory financing obligation with a third-party developer, including associated interest (see Note 7—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $29 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(f)Excludes a $35 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
In addition to the amounts shown in the table above and in connection with our separation from our former parent, ABG, formerly Cendant Corporation, we entered into certain guarantee commitments with ABG (pursuant to our assumption of certain liabilities and our obligation to indemnify ABG, Compass, Inc. (formerly Anywhere Real Estate Inc. and Realogy), and Travelport for such liabilities) and guarantee commitments related to deferred compensation arrangements with ABG and Compass, Inc. We also entered into certain guarantee commitments and indemnifications related to the sale of our vacation rentals businesses. For information on matters related to our former parent and subsidiaries see Note 21—Transactions with Former Parent and Former Subsidiaries to the Condensed Consolidated Financial Statements.
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $566 million outstanding as of March 31, 2026. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of March 31, 2026, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Three Months Ended March 31,
Cash provided by/(used in)	2026	2025	Change
Operating activities:	$38	$121	$(83)
Investing activities:	(18)	(22)	4
Financing activities:	7	(63)	70
Effects of changes in exchange rates on cash and cash equivalents	3	2	1
Net change in cash, cash equivalents and restricted cash	$30	$38	$(8)
Operating Activities
Net cash provided by operating activities decreased $83 million for the three months ended March 31, 2026 compared to the prior year. This decrease was primarily attributable to a $117 million increase in cash utilized for working capital, including an $84 million net outflow for inventory; $28 million of net payments on accounts payable and accrued liabilities; $16 million lower cash inflows from deferred income; and $12 million increase in prepaid expenses; partially offset by $32 million of net collections on trade receivables.
Investing Activities
Net cash used in investing activities decreased $4 million during the three months ended March 31, 2026 compared to the prior year. This decrease is primarily due to $9 million of proceeds from the sale of investments; and a $2 million decrease in capital expenditures; partially offset by $8 million for the purchase of investments.
Financing Activities
Net cash provided by financing activities was $7 million during the three months ended March 31, 2026 compared to $63 million of Net cash used in financing activities during the prior year. This variance was primarily due to a $158 million increase in net proceeds from corporate debt, partially offset by a $71 million increase in net payments on non-recourse debt and a $17 million increase in share repurchases.
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
During the three months ended March 31, 2026, we spent $95 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. We anticipate full year spending between $200 million and $230 million for vacation ownership projects in 2026. After factoring in the anticipated additional annual spending, and the impacts of the resort optimization initiative discussed in Note 20—Restructuring to the Condensed Consolidated Financial Statements, we expect to have adequate inventory to support vacation ownership sales through at least the next three to four years.
During the three months ended March 31, 2026, we spent $19 million on capital expenditures, primarily for information technology (digital and new club initiatives) and sales center facility enhancements. During 2026, we anticipate spending between $90 million and $100 million on capital expenditures, primarily for continuation of information technology digital enhancements to our sales and reservation systems, sales center facility renovation and expansion, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of March 31, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. During the three months ended March 31, 2026, we repurchased 1.2 million shares at an average price of $72.51 for a cost of $87 million, bringing the total share repurchased under this authorization to $7.03 billion. Since the inception of this program, proceeds received from stock option exercises have increased the repurchase capacity by $115 million, resulting in $832 million of remaining availability under this program as of March 31, 2026.
The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.60 and $0.56 per share during the first quarters of 2026 and 2025. The aggregate dividends paid to shareholders were $41 million during both the three months ended March 31, 2026 and 2025. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
CRITICAL ACCOUNTING ESTIMATES
In presenting our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position, and liquidity. We believe that the estimates and assumptions we used when preparing our Condensed Consolidated Financial Statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements included in the Annual

Report on Form 10-K filed with the SEC on February 18, 2026, which includes a description of our critical accounting estimates that involve subjective and complex judgments that could potentially affect reported results. There have been no material changes to these critical accounting estimates since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used March 31, 2026 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2026 compared to 2025.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and a $4 million increase or decrease in annual debt interest expense during the three months ended March 31, 2026. A hypothetical 10% change in the interest rates would have resulted in a $1 million increase or decrease in annual consumer financing interest expense and a $5 million increase or decrease in annual debt interest expense during the three months ended March 31, 2025. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $8 million and $6 million during the three months ended March 31, 2026 and 2025, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at March 31, 2026, was $370 million in non-recourse debt and $1.09 billion in corporate debt. A 100 basis point change in the underlying interest rates as of March 31, 2026 would result in a $4 million increase or decrease in annual consumer financing interest expense and an $11 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at March 31, 2025, was $295 million in non-recourse debt and $1.07 billion in corporate debt. A 100 basis point change in the underlying interest rates as of March 31, 2025 would result in a $3 million increase or decrease in annual consumer financing interest expense and an $11 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2026, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2026, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
January 2026 (January 1-31)	693,162	$72.14	693,162	$115,336,144
February 2026 (February 1-28)	506,811	$73.01	506,811	$832,453,587
March 2026 (March 1-31)	6,766	$73.43	6,766	$831,956,727
Total	1,206,739	$72.51	1,206,739	$831,956,727
(a)Proceeds received from stock option exercises increase repurchase capacity under the plan.
On August 20, 2007, our Board authorized the repurchase of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The Share Repurchase Program has no time limit and may be suspended or discontinued completely at any time. The Board of Directors has since increased the capacity of the Share Repurchase Program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Share Repurchase Program” section for further information on the Share Repurchase Program.
For a description of limitations on the payment of our dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) None.
(b) None.
(c) On February 19, 2026, Erik Hoag, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 24,541 shares of the Company’s common stock until February 12, 2027.

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

TRAVEL + LEISURE CO.

Date: April 22, 2026	By:	/s/ Erik Hoag
Erik Hoag
Chief Financial Officer

Date: April 22, 2026	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer