Form 10-Q
period 2026-06-30
Travel & Leisure Co.
filed 2026-07-22
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
61,204,232 shares of common stock outstanding as of June 30, 2026.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of June 30, 2026, the related condensed consolidated statements of income, comprehensive income, and deficit for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
July 22, 2026

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues
Vacation ownership interest sales	$524	$474	$951	$858
Service and membership fees	396	407	792	823
Consumer financing	113	112	226	224
Other	30	25	55	46
Net revenues	1,063	1,018	2,024	1,951
Expenses
Operating	457	457	898	902
Marketing	172	152	314	276
General and administrative	130	116	253	236
Consumer financing interest	33	34	65	68
Depreciation and amortization	32	31	64	61
Cost of vacation ownership interests	29	21	63	45
Restructuring	—	—	(2)	—
Asset impairments, net	—	1	—	1
Total expenses	853	812	1,655	1,589
Operating income	210	206	369	362
Interest expense	59	57	115	115
Other (income), net	(2)	(1)	(4)	(2)
Interest (income)	(2)	(2)	(5)	(4)
Income before income taxes	155	152	263	253
Provision for income taxes	46	44	75	72
Net income attributable to Travel + Leisure Co. shareholders	$109	$108	$188	$181

Earnings per share
Basic	$1.75	$1.63	$3.00	$2.71
Diluted	$1.72	$1.62	$2.94	$2.68

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$109	$108	$188	$181

Foreign currency translation adjustments, net of tax	(1)	34	3	46
Defined benefit pension plans, net of tax	—	—	(1)	—
Other comprehensive (loss)/income, net of tax	(1)	34	2	46
Comprehensive income attributable to Travel + Leisure Co. shareholders	$108	$142	$190	$227
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$282	$253
Restricted cash (VIE - $86 as of 2026 and $87 as of 2025)	189	173
Trade receivables, net	152	165
Vacation ownership contract receivables, net (VIE - $2,162 as of 2026 and $2,281 as of 2025)	2,589	2,638
Inventory	1,179	1,128
Prepaid expenses	264	214
Property and equipment, net	524	531
Goodwill	972	972
Other intangibles, net	197	201
Other assets	548	485
Total assets	$6,896	$6,760
Liabilities and (deficit)
Accounts payable	$59	$62
Accrued expenses and other liabilities	957	910
Deferred income	462	468
Non-recourse vacation ownership debt (VIE)	2,010	2,124
Debt	3,700	3,474
Deferred income taxes	728	704
Total liabilities	7,916	7,742
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 226,628,187 issued as of 2026 and 225,937,948 as of 2025	3	3
Treasury stock, at cost – 165,346,102 shares as of 2026 and 162,880,360 shares as of 2025	(7,912)	(7,735)
Additional paid-in capital	4,430	4,405
Retained earnings	2,524	2,412
Accumulated other comprehensive loss	(64)	(66)
Total stockholders’ (deficit)	(1,019)	(981)
Noncontrolling interest	(1)	(1)
Total (deficit)	(1,020)	(982)
Total liabilities and (deficit)	$6,896	$6,760
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$188	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	241	219
Depreciation and amortization	64	61
Stock-based compensation	28	26
Inventory write-downs and impairments	25	—
Deferred income taxes	24	23
Non-cash interest	12	12
Non-cash lease expense	6	7
Asset impairments, net	—	1
Other, net	(5)	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	17	(14)
Vacation ownership contract receivables	(189)	(161)
Inventory	(75)	(16)
Prepaid expenses	(49)	(27)
Other assets	(25)	18
Accounts payable, accrued expenses, and other liabilities	3	5
Deferred income	(7)	20
Net cash provided by operating activities	258	353
Investing activities
Property and equipment additions	(44)	(58)
Purchase of investments	(13)	(4)
Proceeds from the sale of investments	13	15
Acquisitions, net of cash acquired	—	(1)
Net cash used in investing activities	(44)	(48)
Financing activities
Proceeds from non-recourse vacation ownership debt	748	644
Principal payments on non-recourse vacation ownership debt	(867)	(816)
Proceeds from debt, notes issued, and term loans	2,297	1,253
Principal payments on debt, notes, and term loans	(2,076)	(1,099)
Repurchase of common stock	(175)	(140)
Dividends paid to shareholders	(78)	(78)
Net share settlement of incentive equity awards	(17)	(13)
Debt issuance/modification costs	(15)	(12)
Proceeds from issuance of common stock	11	7
Other, net	—	(1)
Net cash used in financing activities	(172)	(255)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	3	8
Net change in cash, cash equivalents and restricted cash	45	58
Cash, cash equivalents and restricted cash, beginning of period	426	329
Cash, cash equivalents and restricted cash, end of period	471	387
Less: Restricted cash	189	175
Cash and cash equivalents	$282	$212

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2025	63.1	$3	$(7,735)	$4,405	$2,412	$(66)	$(1)	$(982)
Net income	—	—	—	—	79	—	—	79
Other comprehensive income	—	—	—	—	—	3	—	3
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU/PSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(16)	—	—	—	(16)
Change in stock-based compensation	—	—	—	13	—	—	—	13
Repurchase of common stock	(1.2)	—	(87)	—	—	—	—	(87)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2026	62.4	3	(7,823)	4,408	2,453	(63)	(1)	(1,023)
Net income	—	—	—	—	109	—	—	109
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	0.1	—	—	6	—	—	—	6
Change in stock-based compensation	—	—	—	15	—	—	—	15
Repurchase of common stock	(1.2)	—	(88)	—	—	—	—	(88)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Other	—	—	(1)	1	—	—	—	—
Balance as of June 30, 2026	61.3	$3	$(7,912)	$4,430	$2,524	$(64)	$(1)	$(1,020)
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
2.    New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Disclosure Improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to modify the disclosure and presentation requirements of a variety of topics in the Codification. Among other updates, amendments specific to the Company include updates to disclosure requirements related to derivative instruments, diluted earnings per share, commitments, and amounts and terms of unused lines of credit. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will adopt these amendments as they become effective. The amendments primarily affect presentation and disclosure requirements and are not expected to have a material impact on the Company’s financial statements.
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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Management fee revenues	$117	$114	$233	$228
Reimbursable revenues	113	103	219	212
Property management fees and reimbursable revenues	$230	$217	$452	$440
One of the associations that the Company manages paid the Travel and Membership segment $9 million for exchange services during both the three months ended June 30, 2026 and 2025, and $18 million during both the six months ended June 30, 2026 and 2025.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	June 30, 2026	December 31, 2025
Deferred subscription revenue	$146	$147
Deferred VOI trial package revenue	134	138
Deferred VOI incentive revenue	88	90
Deferred exchange-related revenue (a)	57	57
Deferred co-branded credit card programs revenue	34	36
Deferred other revenue	4	1
Total	$463	$469

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of both June 30, 2026 and December 31, 2025, there were $1 million of these contractual liabilities included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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

Changes in contract liabilities for the periods presented were as follows (in millions):

	Six Months Ended
	June 30,
	2026	2025
Beginning balance	$469	$459
Additions	172	192
Revenue recognized	(178)	(167)
Ending balance	$463	$484
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of both June 30, 2026 and December 31, 2025, these capitalized costs were $50 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of June 30, 2026, the capitalized costs were $19 million, of which $7 million was included in Prepaid expenses and $12 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, these capitalized costs were $16 million, of which $9 million was included in Prepaid expenses and $7 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	7/1/2026 - 6/30/2027	7/1/2027 - 6/30/2028	7/1/2028 - 6/30/2029	Thereafter	Total
Subscription revenue	$83	$31	$14	$18	$146
VOI trial package revenue	122	4	4	4	134
VOI incentive revenue	88	—	—	—	88
Exchange-related revenue	54	2	1	—	57
Co-branded credit card programs revenue	4	4	4	22	34
Other revenue	4	—	—	—	4
Total	$355	$41	$23	$44	$463

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Vacation Ownership
Vacation ownership interest sales	$524	$474	$951	$858
Property management fees and reimbursable revenues	230	217	452	440
Consumer financing	113	112	226	224
Fee-for-Service commissions	11	26	22	42
Ancillary revenues	29	24	54	45
Total Vacation Ownership	907	853	1,705	1,609

Travel and Membership
Transaction revenues	109	117	225	246
Subscription revenues	42	43	84	86
Ancillary revenues	6	6	12	13
Total Travel and Membership	157	166	321	345

Corporate and other
Ancillary revenues	—	1	1	1
Eliminations	(1)	(2)	(3)	(4)
Total Corporate and other	(1)	(1)	(2)	(3)

Net revenues	$1,063	$1,018	$2,024	$1,951
4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$109	$108	$188	$181

Earnings per share (a)
Basic	$1.75	$1.63	$3.00	$2.71
Diluted	$1.72	$1.62	$2.94	$2.68

Basic weighted average shares outstanding	62.3	66.1	62.6	66.6
RSUs,(b) PSUs (c) and NQs (d)	1.1	0.4	1.4	0.7
Diluted weighted average shares outstanding (e)	63.4	66.5	64.0	67.3

Dividends:
Aggregate dividends paid to shareholders (f)	$37	$37	$78	$78

(a)Earnings per share amounts are calculated using whole numbers.

(b)Excludes 0.5 million and 0.4 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for the three and six months ended June 30, 2025.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.5 million for the three and six months ended June 30, 2026 and 0.8 million for the three and six months ended June 30, 2025, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million of outstanding Non-Qualified stock options (“NQs”) that would have been anti-dilutive to EPS for both the three and six months ended June 30, 2025.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.60 and $1.20 per share during the three and six months ended June 30, 2026 and $0.56 and $1.12 per share during the three and six months ended June 30, 2025.
Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2025	138.4	$6,946
Repurchases	2.4	175
As of June 30, 2026	140.8	$7,121
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of June 30, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $116 million since the inception of this program. As of June 30, 2026, the Company had $745 million of remaining availability in its program.
The Company incurred $1 million of excise tax related to share repurchases during both the six months ended June 30, 2026 and 2025, included within Treasury stock on the Condensed Consolidated Balance Sheets.
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
6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables (“VOCRs”) by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Vacation ownership contract receivables:
Securitized (a)	$2,162	$2,281
Non-securitized (b)	1,087	1,020
Vacation ownership contract receivables, gross	3,249	3,301
Less: allowance for loan losses	660	663
Vacation ownership contract receivables, net	$2,589	$2,638

(a)Excludes $17 million and $19 million of accrued interest on VOCRs as of June 30, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $10 million and $8 million of accrued interest on VOCRs as of June 30, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2026, the Company’s securitized VOCRs generated interest income of $80 million and $160 million. During the three and six months ended June 30, 2025, the Company’s securitized VOCRs generated interest income of $82 million and $166 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2026 and 2025, the Company had net VOCR originations of $760 million and $732 million, and received principal collections of $571 million in each of these periods. The weighted average interest rate on outstanding VOCRs was 14.6% as of both June 30, 2026 and December 31, 2025.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Six Months Ended
	June 30,
	2026	2025
Allowance for loan losses, beginning balance	$663	$614
Provision for loan losses, net (a)	241	219
Contract receivables write-offs, net	(244)	(229)
Allowance for loan losses, ending balance	$660	$604

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
The following table details an aging analysis of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$1,956	$687	$134	$79	$229	$3,085
31 - 60 days	26	23	13	2	4	68
61 - 90 days	21	18	9	2	4	54
91 - 120 days	14	15	10	1	2	42
Total	$2,017	$743	$166	$84	$239	$3,249

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,014	$680	$133	$77	$213	$3,117
31 - 60 days	31	29	13	2	4	79
61 - 90 days	22	18	11	2	3	56
91 - 120 days	15	17	12	2	3	49
Total	$2,082	$744	$169	$83	$223	$3,301
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

The following table details the year of origination of financing receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of June 30, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
2026	$540	$126	$2	$18	$87	$773
2025	625	239	45	23	79	1,011
2024	336	129	38	15	35	553
2023	202	94	29	10	15	350
2022	134	66	22	5	6	233
Prior	180	89	30	13	17	329
Total	$2,017	$743	$166	$84	$239	$3,249

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$1,001	$266	$24	$30	$131	$1,452
2024	431	169	45	18	45	708
2023	251	116	36	12	18	433
2022	163	81	26	6	7	283
2021	73	36	13	2	5	129
Prior	163	76	25	15	17	296
Total	$2,082	$744	$169	$83	$223	$3,301
The table below represents the gross write-offs of financing receivables by year of origination (in millions):

Six Months Ended
June 30, 2026
2026	$1
2025	122
2024	59
2023	32
2022	15
Prior	17
Total	$246
7.    Inventory
Inventory consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Completed VOI inventory	$911	$857
Estimated VOI recoveries	216	222
Inventory subject to financing arrangement	28	26
VOI construction in process	12	9
Land held for VOI development	10	10
Vacation exchange credits and other	2	4
Total inventory	$1,179	$1,128
As VOI inventory is completed, it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory. There were $1 million and $8 million of net transfers of VOI inventory from property and equipment during the six months ended June 30, 2026 and 2025.
In connection with the resort optimization initiative discussed in Note 20—Restructuring, during the first half of 2026 the Vacation Ownership segment transferred $7 million of inventory to assets held-for-sale bringing the total assets held-for-

sale related to this initiative to $23 million as of June 30, 2026. This balance is included within Other assets on the Condensed Consolidated Balance Sheets.
During 2025, the Company entered into an agreement to sell real property located in Tuscaloosa, Alabama, associated with Sports Illustrated Resorts, to a third-party developer consisting of inventory, in exchange for cash consideration. Under the agreement, the Company could be obligated to repurchase the property should certain future events not occur. As a result, $28 million of vacation ownership inventory remained on the balance sheet and the $30 million in proceeds and accrued interest were recorded as an inventory financing obligation, included within Accrued and other liabilities on the Condensed Consolidated Balance Sheets. The Company recognized no gain or loss on this transaction.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2025	$2
Purchases	126
Payments	(123)
June 30, 2026	$5

December 31, 2024	$7
Purchases	65
Payments	(67)
June 30, 2025	$5

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.
The Company has committed to purchase completed properties from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The third-party developers are VIEs for which the Company is not the primary beneficiary. Accordingly, the Company does not consolidate the VIEs. The maximum potential future payments that the Company could be required to make under these commitments was $174 million as of June 30, 2026.
8.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Capitalized software	$875	$854
Building and leasehold improvements (a)	569	564
Furniture, fixtures and equipment	122	120
Finance lease assets	49	59
Land	20	20
Construction in progress	15	9
Total property and equipment	1,650	1,626
Less: accumulated depreciation and amortization	1,126	1,095
Property and equipment, net	$524	$531

(a)Includes $116 million and $119 million of unregistered VOI inventory as of June 30, 2026 and December 31, 2025.

9.    Debt
The Company’s indebtedness consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,512	$1,690
USD bank conduit facility (due August 2027) (c)	376	318
AUD/NZD bank conduit facility (due December 2026) (d)	122	116
Total	$2,010	$2,124

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$45	$63
Secured term loan B (due December 2029) (g)	851	854
$650 million 6.625% secured notes (due July 2026)	—	649
$400 million 6.00% secured notes (due April 2027) (h)	401	402
$650 million 4.50% secured notes (due December 2029)	646	646
$350 million 4.625% secured notes (due March 2030)	348	348
$900 million 6.250% secured notes (due June 2031)	891	—
$500 million 6.125% secured notes (due September 2033)	495	494
Finance leases	23	18
Total	$3,700	$3,474

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.28 billion and $2.40 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of June 30, 2026 and December 31, 2025.
(b)The carrying amounts of the term notes are net of deferred financing costs of $21 million and $23 million as of June 30, 2026 and December 31, 2025.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $9 million and $11 million as of June 30, 2026 and December 31, 2025, and net of unamortized debt financing costs of $23 million and $16 million as of June 30, 2026 and December 31, 2025.
(f)The weighted average effective interest rate on facility borrowings was 5.72% and 6.52% for the six months ended June 30, 2026 and year-ended December 31, 2025.
(g)The weighted average effective interest rate on facility borrowings was 5.70% and 6.86% for the six months ended June 30, 2026 and year-ended December 31, 2025.
(h)Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of June 30, 2026 and December 31, 2025.
Sierra Timeshare 2026-1 Receivables Funding LLC
On March 26, 2026, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2026-1 Receivables Funding LLC, with an initial principal amount of $325 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.11%. The advance rate for this transaction was 98%.
Debt
Secured Notes. On May 20, 2026, the Company issued secured notes, with a face value of $900 million and an interest rate of 6.250%. Deferred financing costs were $10 million, which will be amortized over the life of the notes. Interest is payable semi-annually in arrears on the notes. The notes will mature on June 1, 2031 unless earlier redeemed in accordance with their terms. Prior to June 1, 2028, the Company will be entitled at its option to redeem all or a portion of these notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus a “make-whole premium” plus any accrued and unpaid interest. At any time on or after June 1, 2028, the Company may redeem all or a portion of the notes at certain redemption prices above their face amount plus any accrued and unpaid interest. On or after June 1, 2030 the Company will be able to redeem the notes at par plus any accrued and unpaid interest. The proceeds of this offering were used to redeem all of the Company’s $650 million 6.625% secured notes due July 2026, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the offering and for general corporate purposes. The Company incurred $2 million of third party debt modification costs associated with this transaction, which are included within Interest expense on the Condensed Consolidated Statements of Income.
Maturities and Capacity
The Company’s outstanding indebtedness as of June 30, 2026, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$236	$419	$655
Between 1 and 2 years	270	15	285
Between 2 and 3 years	436	13	449
Between 3 and 4 years	177	1,866	2,043
Between 4 and 5 years	194	892	1,086
Thereafter	697	495	1,192
	$2,010	$3,700	$5,710
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.
As of June 30, 2026, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$753	$1,000
Less: outstanding borrowings	498	45
Less: letters of credit	—	1
Available capacity	$255	$954

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
As of June 30, 2026, the Company’s interest coverage ratio was 5.05 to 1.0 and the first lien leverage ratio was 3.16 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2026, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2026, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.

Interest Expense
The Company incurred interest expense of $59 million and $115 million during the three and six months ended June 30, 2026 and $57 million and $115 million during the three and six months ended June 30, 2025, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $124 million and $115 million for the six months ended June 30, 2026 and 2025.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $65 million during the three and six months ended June 30, 2026 and $34 million and $68 million during the three and six months ended June 30, 2025. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $54 million and $56 million for the six months ended June 30, 2026 and 2025.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	June 30, 2026	December 31, 2025
Securitized contract receivables, gross (a)	$2,162	$2,281
Securitized restricted cash (b)	86	87
Interest receivables on securitized contract receivables (c)	17	19
Other assets (d)	14	8
Total SPE assets	2,279	2,395
Non-recourse term notes (e) (f)	1,512	1,690
Non-recourse conduit facilities (e)	498	434
Other liabilities (g)	3	1
Total SPE liabilities	2,013	2,125
SPE assets in excess of SPE liabilities	$266	$270

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
(f)Includes deferred financing costs of $21 million and $23 million as of June 30, 2026 and December 31, 2025, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.09 billion and $1.02 billion as of June 30, 2026 and December 31, 2025.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	June 30, 2026	December 31, 2025
SPE assets in excess of SPE liabilities	$266	$270
Non-securitized contract receivables	1,087	1,020
Less: allowance for loan losses	660	663
Total, net	$693	$627
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
As of June 30, 2026, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $1 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both June 30, 2026 and 2025.
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

The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,589	$2,823	$2,638	$2,866
Liabilities
Debt (Level 2)	$5,710	$5,681	$5,598	$5,612
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
12.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of June 30, 2026, the Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges), and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of June 30, 2026 and 2025, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and six months ended June 30, 2026 or 2025.
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
The Company’s effective tax rate was 29.7% and 28.9% for the three months ended June 30, 2026 and 2025; and 28.5% for both the six months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by discrete tax adjustments recorded in the quarter, primarily related to an increase in unrecognized tax benefits. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2026 was impacted by the excess tax benefit from stock-based compensation offset by an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by Pillar Two taxes and an increase in unrecognized tax benefits offset by a decrease in state taxes.

The Company made income tax payments, net of tax refunds, of $75 million and $57 million during the six months ended June 30, 2026 and 2025.
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
The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$5	$5	$9	$10

Short-term lease cost	$4	$3	$7	$7

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$5	$5
Interest on lease liabilities	—	—	1	1
Total finance lease cost	$3	$3	$6	$6
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$82	$85
Operating lease liabilities	Accrued expenses and other liabilities	$131	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$24	$19
Finance lease liabilities	Debt	$23	$18

Weighted average remaining lease term:
Operating leases		9.0 years	9.6 years
Finance leases		3.1 years	2.4 years
Weighted average discount rate:
Operating leases (b)		6.3%	6.3%
Finance leases		6.0%	6.1%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.

The table below presents supplemental cash flow information related to leases (in millions):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14	$15
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$5	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8	$13
Finance leases	$10	$3
The table below presents maturities of lease liabilities as of June 30, 2026 (in millions):

	Operating Leases	Finance Leases
Six months ending December 31, 2026	$15	$6
2027	27	9
2028	24	5
2029	21	3
2030	13	2
Thereafter	84	1
Total minimum lease payments	184	26
Amount of lease payments representing interest	(53)	(3)
Present value of future minimum lease payments	$131	$23
15.    Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to its business, none of which, in the opinion of management, is expected to have a material effect on the Company’s results of operations or financial condition.
Travel + Leisure Co. Litigation
The Company may be from time to time involved in claims, legal and regulatory proceedings, and governmental inquiries arising in the ordinary course of its business including, but not limited to: for its Vacation Ownership business — breach of contract, bad faith, conflict of interest, fraud, consumer protection and other statutory claims by property owners’ associations, owners and prospective owners in connection with the sale or use of VOIs or land, or the management of vacation ownership resorts; construction defect claims relating to vacation ownership units or resorts or in relation to guest reservations and bookings; and negligence, breach of contract, fraud, consumer protection and other statutory claims by guests and other consumers for alleged injuries sustained at or acts or occurrences related to vacation ownership units or resorts or in relation to guest reservations and bookings; for its Travel and Membership business — breach of contract, fraud and bad faith claims by affiliates and customers in connection with their respective agreements, negligence, breach of contract, fraud, consumer protection and other statutory claims asserted by members, guests and other consumers for alleged injuries sustained at or acts or occurrences related to affiliated resorts, or in relation to guest reservations and bookings; and for each of its businesses, bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters including but not limited to, claims of wrongful termination, retaliation, discrimination, harassment and wage and hour claims, whistleblower claims, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims, and landlord/tenant disputes.
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $3 million and $2 million as of June 30, 2026 and December 31, 2025. Litigation

is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2026, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $22 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available.
In addition to the items listed above, the Company has reached an agreement in principle with the SEC Staff to settle an inquiry relating to its disclosures regarding certain delinquent and defaulted loans that the Company agreed to rescind in 2019 and 2020. The proposed settlement is subject to approval by the SEC. Until it is approved, there can be no assurance that the matter will ultimately be resolved on terms acceptable to the Company and the SEC. The proposed settlement, which would be entered into on a neither admit nor deny basis, involves non-scienter-based violations of the federal securities laws by the Company and a civil monetary penalty of $975,000. Such amount has been accrued within Accrued expenses and other liabilities on the Condensed Consolidated Balance sheets as of both June 30, 2026 and December 31, 2025.
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

16.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(164)	$1	$(163)
Other comprehensive income/(loss)	3	(1)	2
Balance, June 30, 2026	$(161)	$—	$(161)

Tax
Balance, December 31, 2025	$97	$—	$97
Other comprehensive income/(loss)	—	—	—
Balance, June 30, 2026	$97	$—	$97

Net of Tax
Balance, December 31, 2025	$(67)	$1	$(66)
Other comprehensive income/(loss)	3	(1)	2
Balance, June 30, 2026	$(64)	$—	$(64)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	46	—	46
Balance, June 30, 2025	$(164)	$1	$(163)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, June 30, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	46	—	46
Balance, June 30, 2025	$(67)	$1	$(66)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the six months ended June 30, 2026 or 2025.
17.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of June 30, 2026, based on the number of awards granted at target performance levels, 9.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the six months ended June 30, 2026, the Company granted incentive equity awards to key employees and senior officers of $48 million in the form of RSUs and $20 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the six months ended June 30, 2025, the Company granted incentive equity awards to key employees and senior officers of $38 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
The activity related to incentive equity awards granted by the Company to key employees and senior officers for the six months ended June 30, 2026, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2025	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, June 30, 2026
RSUs
Number of RSUs	1.7	0.7	—	(0.6)	—	1.8	(d)
Weighted average grant price	$49.64	$71.47	$—	$48.24	$—	$58.28

PSUs
Number of PSUs	0.9	0.3	(0.3)	(0.2)	—	0.7	(e)
Weighted average grant price	$46.08	$71.50	$43.33	$42.18	$—	$58.64

NQs
Number of NQs	0.9	—	—	(0.1)	—	0.8	(f)
Weighted average grant price	$43.97	$—	$—	$44.38	$—	$43.91

(a)Represents a reduction to shares awarded as the Company did not achieve the target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $82 million as of June 30, 2026, which is expected to be recognized over a weighted average period of 2.8 years.
(e)The aggregate unrecognized compensation expense related to PSUs was $36 million as of June 30, 2026, which is expected to be recognized over a weighted average period of 2.2 years.
(f)There were 0.8 million NQs which were exercisable as of June 30, 2026. These exercisable NQs will expire over a weighted average period of 3.8 years and carry a weighted average grant date fair value of $9.10. There was no unrecognized compensation expense for NQs as of June 30, 2026.
The Company did not grant any stock options during the six months ended June 30, 2026 or 2025. The fair value of stock options granted by the Company prior to 2025 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $5 million and $2 million from option exercises during the six months ended June 30, 2026 and 2025. The total intrinsic value of options exercised was $5 million and $1 million during the six months ended June 30, 2026 and 2025. The vest date fair value of shares that vested during the six months ended June 30, 2026 and 2025 was $41 million and $50 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $15 million and $28 million during the three and six months ended June 30, 2026, and $12 million and $26 million during the three and six months ended June 30, 2025 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the six months ended June 30, 2026 and 2025, the Company recognized $8 million and $7 million of tax benefits associated with stock-based compensation.
The Company paid $17 million and $13 million of taxes for the net share settlement of incentive equity awards that vested during the six months ended June 30, 2026 and 2025. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the six months ended June 30, 2026 and 2025 and recognized $1 million of compensation expense for each of these issuances. The purchase date fair value of shares issued under this plan was $6 million and $5 million during the six months ended June 30, 2026 and 2025.
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

The following tables present the Company’s segment information (in millions):

	Three Months Ended June 30, 2026
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$907	(a)	$156		$1,063
Intersegment revenues	—		1		1
	907		157		1,064
Reconciliation of revenues
Elimination of intersegment revenues					(1)
Total consolidated revenues					$1,063

Less:
Property management expense	180		—	(b)
Marketing	132	(c)	9
Commissions	121		—	(b)
General and administrative (d)	65		23
Sales administration	58		—	(b)
Consumer financing interest	33		—	(b)
Licensing fees	30		—	(b)
Cost of sales	23	(e)	50
Fee-for-Service expenses	7		—	(b)
Developer obligations (f)	1		—	(b)
Contact center	—	(b)	18
Resort services	—	(b)	8
Other segment items (g)	10		—
Reportable segment Adjusted EBITDA	$247		$49		$296
Other Adjusted EBITDA					(27)
Adjusted EBITDA					$269

Three Months Ended June 30, 2026
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$269
Interest expense (h)	(59)
Depreciation and amortization	(32)
Stock-based compensation	(15)
Inventory write-downs and asset impairments (i)	(6)
Acquisition and divestiture related deal costs	(1)
Legacy items	1
Interest income	2
Other (j)	(4)
Income before income taxes	155
Provision for income taxes	(46)
Net income attributable to Travel + Leisure Co. shareholders	$109

(a)Includes $141 million provision for loan losses, net.
(b)Expense category not regularly provided to the CODM for this segment.
(c)Excludes licensing fees which are reported within Marketing on the Condensed Consolidated Statements of Income, as it is separately disclosed.
(d)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(e)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $6 million of inventory write-downs and impairments which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(g)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.
(h)Includes $2 million of debt modification costs associated with the refinancing of the $650 million 6.625% secured notes which were due July 2026.
(i)Includes $6 million of inventory write-downs and impairments related to the Company’s resort optimization initiative included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.

(j)Includes $3 million of resort closure and employee related costs associated with the resort optimization initiative included within Operating expense on the Condensed Consolidated Statements of Income and $1 million of other items that meet the conditions of unusual and/or infrequent.

	Three Months Ended June 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$853	(a)	$164		$1,017
Intersegment revenues	—		2		2
	853		166		1,019
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(2)
Total consolidated revenues					$1,018

Less:
Property management expense	167		—	(c)
Marketing	114	(d)	11
Commissions	112		—	(c)
General and administrative (e)	57		23
Sales administration	53		—	(c)
Consumer financing interest	34		—	(c)
Licensing fees	27		—	(c)
Developer obligations (f)	23		—	(c)
Cost of sales	21	(g)	49
Fee-for-Service expenses	17		—	(c)
Contact center	—	(c)	18
Resort services	—	(c)	8
Other segment items (h)	10		2
Reportable segment Adjusted EBITDA	$218		$55		$273
Other Adjusted EBITDA					(23)
Adjusted EBITDA					$250

Three Months Ended June 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$250
Interest expense	(57)
Depreciation and amortization	(31)
Stock-based compensation	(12)
Asset impairments, net	(1)
Legacy items	1
Interest income	2
Income before income taxes	152
Provision for income taxes	(44)
Net income attributable to Travel + Leisure Co. shareholders	$108

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

	Six Months Ended June 30, 2026
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$1,705	(a)	$318		$2,023
Intersegment revenues	—		3		3
	1,705		321		2,026
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(3)
Total consolidated revenues					$2,024

Less:
Property management expense	353		—	(c)
Marketing	241	(d)	18
Commissions	221		—	(c)
General and administrative (e)	127		45
Sales administration	116		—	(c)
Consumer financing interest	65		—	(c)
Licensing fees	55		—	(c)
Cost of sales	38	(f)	97
Developer obligations (g)	20		—	(c)
Fee-for-Service expenses	14		—	(c)
Contact center	—	(c)	35
Resort services	—	(c)	16
Other segment items (h)	17		2
Reportable segment Adjusted EBITDA	$438		$108		$546
Other Adjusted EBITDA					(52)
Adjusted EBITDA					$494

Six Months Ended June 30, 2026
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$494
Interest expense (i)	(115)
Depreciation and amortization	(64)
Stock-based compensation	(29)
Inventory write-downs and asset impairments (j)	(25)
Acquisition and divestiture related deal costs	(1)
Restructuring	2
Legacy items	5
Interest income	5
Other (k)	(9)
Income before income taxes	263
Provision for income taxes	(75)
Net income attributable to Travel + Leisure Co. shareholders	$188

(a)Includes $241 million provision for loan losses, net.
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
(f)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $25 million of inventory impairments for the six months ended June 30, 2026, which are not included in the determination of Adjusted EBITDA.
(g)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.

(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.
(i)Includes $2 million of debt modification costs associated with the refinancing of the $650 million 6.625% secured notes which were due July 2026.
(j)Includes $25 million of inventory impairments and write-downs related to the Company’s resort optimization initiative for the six months ended June 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(k)Includes $8 million of resort closure and employee related costs associated with the resort optimization initiative included within Operating expense on the Condensed Consolidated Statements of Income and $1 million of other items that meet the conditions of unusual and/or infrequent.

	Six Months Ended June 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$1,609	(a)	$341		$1,950
Intersegment revenues	—		4		4
	1,609		345		1,954
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(4)
Total consolidated revenues					$1,951

Less:
Property management expense	340		—	(c)
Marketing	207	(d)	21
Commissions	201		—	(c)
General and administrative (e)	116		46
Sales administration	105		—	(c)
Consumer financing interest	68		—	(c)
Developer obligations (f)	59		—	(c)
Licensing fees	48		—	(c)
Cost of sales	45	(g)	100
Fee-for-Service expenses	27		—	(c)
Contact center	—	(c)	36
Resort services	—	(c)	16
Other segment items (h)	15		3
Reportable segment Adjusted EBITDA	$378		$123		$501
Other Adjusted EBITDA					(49)
Adjusted EBITDA					$452

Six Months Ended June 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$452
Interest expense	(115)
Depreciation and amortization	(61)
Stock-based compensation	(26)
Asset impairments, net	(1)
Interest income	4
Income before income taxes	253
Provision for income taxes	(72)
Net income attributable to Travel + Leisure Co. shareholders	$181

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

	Six Months Ended
	June 30,
Capital Expenditures	2026	2025
Vacation Ownership	$28	$28
Travel and Membership	9	8
Total reportable segments	37	36
Corporate and other	7	22
Total Company	$44	$58

Segment Assets (a)	June 30, 2026	December 31, 2025
Vacation Ownership	$5,090	$5,022
Travel and Membership	1,314	1,334
Total reportable segments	6,404	6,356
Corporate and other	492	404
Total Company	$6,896	$6,760

(a)Excludes investment in consolidated subsidiaries.
19.    Impairments and other charges
In connection with the resort optimization initiative discussed in Note 20—Restructuring, the Company incurred $6 million and $25 million of inventory write-downs and impairments at its Vacation Ownership segment during the three and six months ended June 30, 2026 associated with the removal of certain identified resorts from the Company’s portfolio and agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
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
As of June 30, 2026, the Company had received confirmation of both HOA board and required member approvals of the proposed actions for all HOAs of the identified resorts. When the restructuring plans have been completed, the identified resorts and related assets of the respective HOAs will be sold, and all owners, including the Company and its vacation ownership clubs, will receive pro-rata distributions of the net sales proceeds. The Company anticipates that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026. Related to this initiative, during the fourth quarter of 2025, the Company executed agreements to supply replacement inventory to the vacation ownership clubs impacted by removal of the identified resorts in exchange for the clubs’ pro-rata distributions of net sales proceeds.
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
The Company incurred an additional $9 million and $31 million of costs associated with this initiative during the three and six months ended June 30, 2026 at its Vacation Ownership segment, including $6 million and $25 million of inventory write-downs and impairments driven by actions that were approved by owners during the three and six months ended June 30, 2026.
The valuation method used in the determination of the fair value of inventory impacted by this initiative was based on a discounted cash flow model which used Level 3 inputs consisting of available property information and comparable sales to estimate income and operating expenses to determine an estimated price range.
The Company’s financial statements included the following impacts related to the resort optimization initiative (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,	Income Statement Classification
Inventory write-downs	$3	$14	Cost of vacation ownership interests
Inventory impairments	3	11	Cost of vacation ownership interests
Resort closure costs	2	5	Operating
Severance and related benefits	—	(2)	Restructuring
Other employee related costs	1	3	Operating
Total resort optimization initiative costs	$9	$31
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative. During the six months ended June 30, 2026, the Company reversed $2 million of restructuring expense for costs incurred during 2025 on behalf of the HOAs which are subject to reimbursement. As these costs will be paid by the Company on behalf of the HOAs these $2 million of charges are maintained within the restructuring liability with an offsetting receivable included in Trade receivables, net on the Condensed Consolidated Balance Sheet. This liability was reduced by $1 million of cash payments during the six months ended June 30, 2026. The remaining resort optimization initiative liability of $3 million is expected to be paid by the end of 2027.
2025 Restructuring Plan
During 2025, the Company incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. The 2025 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Company’s corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. The 2025 restructuring liability was reduced by $3 million of cash payments during the year ended December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $11 million of cash payments during the six months ended June 30, 2026. The remaining 2025 restructuring liability of $1 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2025. As of both June 30, 2026 and December 31, 2025, the restructuring liability related to these plans was $12 million, all of which is related to leased facilities. The remaining liability associated with these prior restructuring plans is expected to be paid by the end of 2029.

The Company’s restructuring liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The table below summarizes the activity associated with the Company’s aforementioned restructuring plans (in millions):

	Liability as of					Liability as of
	December 31, 2025	Costs Recognized	Cash Payments	Other		June 30, 2026
Personnel-related	$14	$(2)	$(10)	$2	(a)	$4
Facility-related	12	—	—	—		12
Other	2	—	(2)	—		—
	$28	$(2)	$(12)	$2		$16

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
On March 21, 2023, the California Office of Tax Appeals (“OTA”) issued an opinion in favor of the California Franchise Tax Board on a legacy tax matter involving ABG related to a 1999 transaction. The matter concerned (i) whether the statute of limitations barred proposed assessment notices issued by the California Franchise Tax Board; and (ii) whether a transaction undertaken by the taxpayers for the 1999 tax year constituted a tax-free reorganization under the Internal Revenue Code. ABG filed a petition for rehearing in 2023. On April 10, 2024, the OTA denied ABG’s petition. On May 27, 2025, the Company paid $24 million for its share of the taxes and interest, and was reimbursed $8 million by Wyndham Hotels for its one-third portion. On April 21, 2026, ABG filed a Claim for Refund of Corporate Income Tax with the California Franchise Tax Board.
As of June 30, 2026 and December 31, 2025, the Company had less than $1 million and $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of June 30, 2026. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £30 million ($39 million USD) at June 30, 2026. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at June 30, 2026, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was included in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. As of June 30, 2026, the estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during each of the three and six months ended June 30, 2026 and 2025.
23.    Subsequent Events
Spinnaker Resorts
On July 14, 2026, the Company entered into a definitive agreement to acquire Spinnaker Resorts, a fully integrated timeshare business engaged in development, marketing, sales, property management and related services within the vacation ownership industry, for $150 million, subject to customary adjustments and contingent performance-based payments of up to $10 million. This acquisition will further expand the Company’s network of resorts and number of owners. The Company expects this acquisition to close in the third quarter of 2026, subject to customary closing conditions. Upon closing, this acquisition will be reported within the Vacation Ownership segment.
Yes& Vacations
On July 15, 2026, the Company acquired Yes& Vacations, a fully integrated timeshare business engaged in development, marketing, sales, property management and related services within the vacation ownership industry. This acquisition creates opportunities to generate incremental revenue through the addition of highly sought-after destinations and owners to the Company’s vacation ownership network. Yes& Vacations was acquired for $193 million, subject to customary post-closing adjustments based on final valuation information and additional analysis. The fair value of purchase consideration was fully comprised of $193 million of cash delivered at closing. The Company has not yet completed the purchase accounting for this transaction. This transaction will be accounted for as a business acquisition and will be reported within the Vacation Ownership segment.

Sierra Timeshare 2026-2 Receivables Funding LLC
On July 20, 2026, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2026-2 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 5.52%. The advance rate for this transaction was 98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “projects,” “continue,” “guidance,” “commitments,” “future,” “outlook,” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Travel + Leisure Co. and its subsidiaries (“Travel + Leisure Co.” or “we”) to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks associated with: the acquisition of the Travel + Leisure brand and the future prospects and plans for Travel + Leisure Co., including our ability to execute our strategies to grow our cornerstone timeshare and exchange businesses and expand into the broader leisure travel industry; the health of the travel industry and declines or disruptions caused by adverse economic conditions (including inflation, recent tariff actions and other trade restrictions, higher interest rates, and recessionary pressures), travel restrictions, terrorism or acts of violence, political strife, war (including hostilities in Ukraine and the Middle East), pandemics, and severe weather events and other natural disasters; our ability to compete in the highly competitive timeshare and leisure travel industries; uncertainties related to acquisitions, dispositions and other strategic transactions; adverse changes in consumer travel and vacation patterns, consumer preferences and demand for our products; increased or unanticipated operating costs and other inherent business risks; our ability to comply with financial and restrictive covenants under our indebtedness; our ability to access capital and insurance markets on reasonable terms, at a reasonable cost or at all; maintaining the integrity of internal or customer data and protecting our systems from cyber-attacks; compliance with consumer privacy laws; the timing and amount of future dividends and share repurchases, if any; failure to obtain the necessary court approvals associated with our resort optimization initiative; and those other factors disclosed as risks under “Risk Factors” in documents we have filed with the SEC, including in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. Except as required by law, we undertake no obligation to review or update these forward-looking statements to reflect events or circumstances as they occur.
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
Economic Conditions and Key Business Trends
Our results for the three and six months ended June 30, 2026 highlight the strength and efficiency of our vacation ownership sales process driven by high quality tours, and the recognition of benefits resulting from strategic decisions made in 2025, mainly the resort optimization initiative. These benefits are apparent in both the quarter to date and year to date results of our Vacation Ownership segment with revenue and Adjusted EBITDA increases as compared to the prior year. Revenue growth at this segment was driven by higher tours and volume per guest (“VPGs”), with Adjusted EBITDA further benefitted by cost savings attributable to lower maintenance fees incurred on unsold VOIs as a result of resorts closed as part of the resort optimization initiative. We believe the tour increase, coupled with a significant increase in VPGs as compared to the prior year, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales. Subsequent to the end of the quarter, we closed on the acquisition of Yes& Vacations and entered into a definitive agreement to acquire Spinnaker Resorts. These transactions will expand our network of resorts and number of owners. Upon closing, these transactions are expected to be immediately accretive and create opportunities for owner monetization, receivables optimization, and recurring management fee growth. These acquisitions will be included within our Vacation Ownership segment. See Note 23—Subsequent Events for additional information.

At our Travel and Membership business, the results for the three and six months ended June 30, 2026 reflect the impacts of continued exchange headwinds associated with reduced member counts and the increased mix of members with club affiliations. While Travel Club transactions have increased on both a quarter to date and year to date basis as compared to the prior year, this shift in transaction mix is putting downward pressure on revenue per transaction as there was a significant decline in Travel Club revenue per transaction due to an increased mix of transactions sourced from lower commission partners. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members. Despite the headwinds faced by this business it remains a capital-light, high-margin business that generates significant cash flows. We continue to focus on stabilizing the long-term earnings and cash flow generation of this business through operational improvements, new strategic partnerships, and digital initiatives.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels, however delinquency levels are beginning to normalize with sequential improvement as compared to the first quarter of the year.

Our interest expense during the first half of 2026 was benefitted by savings associated with our 2025 and 2026 corporate debt refinancing activities. The 2025 refinancing activities reduced the associated interest rate spread on borrowings under our revolving credit facility by 25 basis points at all pricing levels, reduced the interest rate on our term loan B facility by 50 basis points, and provided for a nearly 50 basis point interest rate reduction on our refinanced $350 million notes. During the second quarter of 2026, we reduced the associated interest rate on our refinanced $650 million notes by nearly 40 basis points. As a result, interest expense for the first half of the year remained flat despite higher outstanding borrowings. Additionally, we closed on a $325 million term securitization at the end of the first quarter of 2026 with a 98% advance rate and weighted average coupon rate of 5.11%, which is well below the average interest rate on our portfolio creating significant interest income opportunities and serving to strengthen our liquidity position. Subsequent to the end of the second quarter, we closed on additional term securitization financings of $300 million with a 98% advance rate and weighted average coupon rate of 5.52%. These transactions reflect our ability to access the capital markets even during times of market volatility.
While overall we had a strong first half of the year, the sustained effects of hostilities in the Middle East, inflationary pressures, high interest rates, high fuel costs, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry, declines in, or disruptions to, the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
Resort Optimization Initiative
In order to promote the long-term strength of our vacation ownership resorts, during 2025 we undertook a strategic review with the intent of optimizing the overall quality of our resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or those located in markets that no longer align with owner demand. This initiative has generated, and is expected to generate further, meaningful savings attributable to developer obligations, which represent the maintenance fees we incur on unsold VOIs. Such savings are partially offset by the loss of, or reduction in, VOI sales and property management fees earned at the impacted resorts, but are expected to result in a positive net impact to Adjusted EBITDA. These benefits are reflected in the $40 million reduction in developer obligations associated with this initiative through the first half of the year, as compared to the prior year.

In connection with these actions, we incurred $233 million of charges in 2025. These charges are discussed further in Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements, along with a description of the restructuring plan we are undertaking in connection with this strategic review.
During the six months ended June 30, 2026, we incurred an additional $31 million of charges associated with the resort optimization initiative, consisting of $11 million of inventory impairment charges and $14 million of inventory write-downs driven by actions that were approved by owners during the first half of 2026, and $6 million of resort closure, severance, and other associated employee costs.
As of June 30, 2026, we have received confirmation of both HOA board and required member approvals of the proposed actions under this initiative.

Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to advance initiatives, including Pillar Two which introduced a global minimum tax at a rate of 15%. A number of countries have implemented the OECD’s Pillar Two rules with varying effective dates for different aspects of the directive. As of June 30, 2026, based on the countries in which we do business that have enacted legislation in effect as of January 1, 2026, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the OECD’s published administrative guidance, released January 5, 2026, on a side-by-side system, which would effectively exempt U.S. multinationals from certain provisions of Pillar Two.
Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. The legislation has multiple effective dates. For the provisions effective in 2026 and 2025, there was no material impact to our effective tax rate for the three and six months ended June 30, 2026, or the year ended December 31, 2025. We do not expect the impact to be material to our full year 2026 effective tax rate.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 2026 and 2025. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2026	2025	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$693	$654	6.0
Tours (in 000s) (c)	200	197	1.4
Volume per guest (d)	$3,318	$3,251	2.1
Travel and Membership
Transactions (in 000s) (e)
Exchange	171	197	(13.4)
Travel Club	242	191	26.5
Total transactions	413	388	6.3
Revenue per transaction (f)
Exchange	$369	$370	(0.3)
Travel Club	$189	$229	(17.3)
Total revenue per transaction	$263	$300	(12.3)
Average number of exchange members (in 000s) (g)	3,275	3,329	(1.6)

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended June 30, 2026 and 2025 (in millions):

	2026	2025
Vacation ownership interest sales, net	$524	$474
Loan loss provision	141	128
Gross VOI sales, net of Fee-for-Service sales	665	602
Fee-for-Service sales (1)	28	52
Gross VOI sales	$693	$654

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $11 million and $26 million for the three months ended June 30, 2026 and 2025. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,
	2026	2025	Favorable/(Unfavorable)
Net revenues	$1,063	$1,018	$45
Expenses	853	812	(41)
Operating income	210	206	4
Interest expense	59	57	(2)
Interest (income)	(2)	(2)	—
Other (income), net	(2)	(1)	1
Income before income taxes	155	152	3
Provision for income taxes	46	44	(2)
Net income attributable to Travel + Leisure Co. shareholders	$109	$108	$1
Net revenues increased $45 million for the three months ended June 30, 2026, compared with the same period last year. This increase was favorably impacted by foreign currency of $7 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$48 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales resulting from higher VPGs and increased tours; partially offset by
•$10 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of a higher mix of Travel Club transactions which generally produce lower revenue per transaction along with an increased mix of transactions sourced from lower commission partners.
Expenses increased $41 million for the three months ended June 30, 2026, compared with the same period last year. This increase in expenses was unfavorably impacted by foreign currency of $3 million. Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$20 million increase in marketing costs in support of increased tour flow and sales volume at the Vacation Ownership segment;
•$14 million increase in general and administrative expenses, driven by $5 million of increased employee compensation, $4 million higher legal fees, and higher stock-based compensation of $3 million;
•$13 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$11 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
•$6 million of inventory write-downs and impairments related to the resort optimization initiative at the Vacation Ownership segment.
These increases were partially offset by a $21 million decrease in developer obligation due to the resort optimization initiative, and a $9 million decrease in sales and commission expense at the Vacation Ownership segment for VOI Fee-for-Service sales due to lower volume.
Interest expense increased $2 million for the three months ended June 30, 2026, compared with the same period last year due to higher debt modification costs and a higher average debt balance during 2026, partially offset by lower average effective interest rates on corporate debt.
Our effective tax rates were 29.7% and 28.9% during the three months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by discrete tax adjustments recorded in the quarter, primarily related to an increase in unrecognized tax benefits. The effective tax rate for the three months ended June 30, 2025 was primarily impacted by an increase in unrecognized tax benefits.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $1 million for the three months ended June 30, 2026 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	June 30,
Net revenues	2026	2025
Vacation Ownership	$907	$853
Travel and Membership	157	166
Total reportable segments	1,064	1,019
Corporate and other (a)	(1)	(1)
Total Company	$1,063	$1,018

	Three Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$109	$108
Interest expense (b)	59	57
Provision for income taxes	46	44
Depreciation and amortization	32	31
Stock-based compensation	15	12
Inventory write-downs and asset impairments, net (c)	6	1
Acquisition and divestiture related deal costs	1	—
Legacy items	(1)	(1)
Interest (income)	(2)	(2)
Other (d)	4	—
Adjusted EBITDA	$269	$250

	Three Months Ended
	June 30,
Adjusted EBITDA	2026	2025
Vacation Ownership	$247	$218
Travel and Membership	49	55
Total reportable segments	296	273
Corporate and other (a)	(27)	(23)
Total Company	$269	$250

(a)Includes the elimination of transactions between segments.
(b)Includes $2 million of debt modification costs associated with refinancing of the $650 million 6.625% secured notes for the three months ended June 30, 2026.
(c)Includes $6 million of inventory write-downs and impairments related to the resort optimization initiative for the three months ended June 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(d)Includes $3 million of resort closure and employee related costs associated with the resort optimization initiative, included within Operating expense on the Condensed Consolidated Statements of Income and $1 million of other items that meet the conditions of unusual and/or infrequent for the three months ended June 30, 2026.
Vacation Ownership
Net revenues increased $54 million and Adjusted EBITDA increased $29 million for the three months ended June 30, 2026, compared with the same period of 2025. The net revenue increase was favorably impacted by foreign currency of $6 million and Adjusted EBITDA was favorably impacted by $3 million of foreign currency.
The net revenue increase, excluding the foreign currency impacts, was primarily driven by:
•$60 million increase in Gross VOI sales, net of Fee-for-Service sales, due to a 2.1% increase in VPG and a 1.4% increase in tours;
•$12 million increase in property management revenues primarily due to higher reimbursable revenues; and a
•$4 million increase in other revenues due to higher VOI travel package and incentive revenues.

These increases were partially offset by a $15 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales, and a $13 million increase in our provision for loan losses primarily due to increased Gross VOI sales, net of Fee-for-Service sales.
In addition to the net revenue change explained above, and excluding foreign currency, Adjusted EBITDA was further impacted by:
•$21 million increase in marketing costs in support of increased tour flow and sales volume;
•$13 million increase in sales and commission expenses due to higher Gross VOI sales, net of Fee-for-Service sales;
•$11 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$7 million increase in general and administrative expenses driven by a $5 million increase in employee compensation and a $1 million increase in legal fees.
These increases were partially offset by a $21 million decrease in developer obligation due to the resort optimization initiative, and a $9 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $9 million and Adjusted EBITDA decreased $6 million during the three months ended June 30, 2026, compared with the same period of 2025. Both the net revenue and Adjusted EBITDA decreases were favorably impacted by foreign currency of $1 million.
The decrease in net revenues was primarily driven by a $9 million decrease in transaction revenue mostly due to an increase in the Travel Club transaction mix, which carry a lower revenue per transaction than Exchange transactions. This change in mix is attributed to a 26.5% increase in Travel Club transactions, whereas Exchange transactions decreased 13.4%. Exchange transactions were impacted by an increase mix of Exchange members with a club affiliation who have a lower transaction propensity; as well as a reduction in Exchange member count. Although Travel Club transactions increased, the associated revenue per transaction decreased as a result of an increased mix of transactions sourced from lower commission partners. Net revenues were also impacted by a $1 million decrease in subscription revenue due to lower member counts.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by:
•$1 million increase in cost of sales due to increasing Travel Club transactions and inventory mix; partially offset by
•$2 million of employee related cost savings mostly due to the 2025 strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations.
Corporate and other
For the three months ended June 30, 2026 Corporate and other net revenue was flat and Adjusted EBITDA decreased $4 million compared to the same period of 2025. The adjusted EBITDA decrease was driven by $3 million of higher legal fees.

SIX MONTHS ENDED JUNE 30, 2026 VS. SIX MONTHS ENDED JUNE 30, 2025
Our consolidated results are as follows (in millions):

	Six Months Ended June 30,
	2026	2025	Favorable/(Unfavorable)
Net revenues	$2,024	$1,951	$73
Expenses	1,655	1,589	(66)
Operating income	369	362	7
Interest expense	115	115	—
Other (income), net	(4)	(2)	2
Interest (income)	(5)	(4)	1
Income before income taxes	263	253	10
Provision for income taxes	75	72	(3)
Net income attributable to Travel + Leisure Co. shareholders	$188	$181	$7
Net revenues increased $73 million for the six months ended June 30, 2026 compared with the same period last year. This increase was favorably impacted by foreign currency of $14 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$85 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of higher VPGs and an increase in tours; higher property management revenues resulting from higher property management fees and reimbursable revenues; and higher travel package and incentive revenues; partially offset by a decrease in commission revenues. This increase in revenues was partially offset by:
•$27 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue due to lower exchange transactions and lower revenue per transaction.
Expenses increased $66 million for the six months ended June 30, 2026 compared with the same period last year and were unfavorably impacted by foreign currency of $8 million. Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$38 million increase in marketing costs driven by our Vacation Ownership segment in support of increased sales volume and tour flow;
•$30 million increase in sales and commission expenses at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$25 million of inventory write-downs and impairments related to the resort optimization initiative;
•$17 million increase in general and administrative expenses driven by $12 million increased employee compensation, $3 million of higher legal fees, and $2 million increase in stock-based compensation, partially offset by a $5 million decrease in legacy costs driven by the reversal of a contingent liability during 2026 associated with the 2023 sale of Love Home Swap; and
•$10 million increase in property management expenses due to higher reimbursable resort operating costs and expenses;
These increases were partially offset by:
•$40 million decrease in developer obligations due to the resort optimization initiative;
•$13 million decrease in sales and commission expense at the Vacation Ownership segment for VOI Fee-for-Service sales due to lower volume;
•$5 million of cost savings related to the 2025 strategic restructuring of the Travel and Membership segment, which focused on enhancing organizational efficiency and rationalizing operations; and
•$4 million decrease in cost of sales at the Travel and Membership segments, in line with the decline in transaction revenue.
Other income, net of other expense increased $2 million for the six months ended June 30, 2026, compared with the same period last year, primarily due to asset sales during the current year.

Our effective tax rates were 28.5% for both the six months ended June 30, 2026 and 2025. The effective tax rate for the six months ended June 30, 2026 was impacted by the excess tax benefit from stock-based compensation offset by an increase in unrecognized tax benefits. The effective tax rate for the six months ended June 30, 2025 was primarily impacted by Pillar Two taxes and an increase in unrecognized tax benefits offset by a decrease in state taxes.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $7 million for the six months ended June 30, 2026 as compared to the same period last year.
Our segment results are as follows (in millions):

	Six Months Ended
	June 30,
Net Revenues	2026	2025
Vacation Ownership	$1,705	$1,609
Travel and Membership	321	345
Total reportable segments	2,026	1,954
Corporate and other (a)	(2)	(3)
Total Company	$2,024	$1,951

	Six Months Ended
	June 30,
Reconciliation of Net income to Adjusted EBITDA	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$188	$181
Interest expense (b)	115	115
Provision for income taxes	75	72
Depreciation and amortization	64	61
Stock-based compensation	29	26
Inventory write-downs and asset impairments, net (c)	25	1
Acquisition and divestiture related deal costs	1	—
Restructuring	(2)	—
Interest (income)	(5)	(4)
Legacy items	(5)	—
Other (d)	9	—
Adjusted EBITDA	$494	$452

	Six Months Ended
	June 30,
Adjusted EBITDA	2026	2025
Vacation Ownership	$438	$378
Travel and Membership	108	123
Total reportable segments	546	501
Corporate and other (a)	(52)	(49)
Total Company	$494	$452

(a)Includes the elimination of transactions between segments.
(b)Includes $2 million of debt modification costs associated with refinancing of the $650 million 6.625% secured notes due July 2026 for the six months ended June 30, 2026.
(c)Includes $25 million of inventory write-downs and impairments related to the resort optimization initiative during the six months ended June 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(d)Includes $8 million of resort closure and employee related costs associated with the resort optimization initiative, included within Operating expense on the Condensed Consolidated Statements of Income, and $1 million of other items that meet the conditions of unusual and/or infrequent for the six months ended June 30, 2026.

Vacation Ownership
Net revenues increased $96 million and Adjusted EBITDA increased $60 million during the six months ended June 30, 2026 compared with the same period of 2025. The net revenue increase was favorably impacted by foreign currency of $11 million and Adjusted EBITDA was favorably impacted by foreign currency of $4 million.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$107 million increase in gross VOI sales, net of Fee-for-Service sales, due to a 2.7% increase in VPG and a 2.9% increase in tours;
•$10 million increase in property management revenues primarily due to higher management fees and reimbursable revenues; and a
•$8 million increase in other operating revenue primarily due to higher VOI travel package and incentive revenues.
These increases were partially offset by a $21 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for-Service sales and a $20 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$39 million increase in marketing costs in support of increased sales volume and tour flow;
•$30 million increase in sales and commission expenses due to higher gross VOI sales, net of Fee-for-Service sales;
•$10 million increase in property management expenses due to higher reimbursable resort operating costs and expenses; and a
•$10 million increase in general and administrative expenses driven by an $8 million increase in employee compensation and a $2 million increase in legal fees.
These increases were partially offset by a $40 million decrease in developer obligations due to the resort optimization initiative, and a $13 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $24 million and Adjusted EBITDA decreased $15 million during the six months ended June 30, 2026 compared with the same period of 2025. The net revenue was favorably impacted by foreign currency of $3 million and Adjusted EBITDA was favorably impacted by $1 million.
The decrease in net revenues, was primarily driven by a $23 million decrease in transaction revenue due to an increase in the Travel Club transaction mix, which carry a lower revenue per transaction than Exchange transactions. This change in mix is attributed to a 22.1% increase in Travel Club transactions, whereas Exchange transactions decreased 12.7%. Exchange transactions were impacted by an increased mix of Exchange members with a club affiliation who have a lower transaction propensity; as well as a reduction in Exchange member count. Although Travel Club transactions increased, the associated revenue per transaction decreased as a result of shift in mix amongst affiliates, resulting in lower commissions. Net revenues were also impacted by a $3 million decrease in subscription revenue due to lower member counts.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$5 million of cost savings mostly due to the 2025 strategic restructuring of this segment, which focused on enhancing organizational efficiency and rationalizing operations;
•$4 million decrease in cost of sales in line with the decline in transaction revenue above; and
•$1 million of facilities and cloud savings.
Corporate and other
For the six months ended June 30, 2026, Corporate and other net revenue increased $1 million due to lower intersegment eliminations and Adjusted EBITDA decreased $3 million compared to 2025. The adjusted EBITDA decrease was driven by $3 million of higher employee related costs.
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
We incurred an additional $31 million of costs associated with this initiative during the six months ended June 30, 2026 at the Vacation Ownership segment associated with this initiative, consisting of $25 million of inventory write-downs and impairments included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income, $8 million of resort closure and other associated employee costs included within Operating expenses, and a $2 million reversal of severance and related benefits included within Restructuring expenses for costs incurred on behalf of the HOAs in 2025 subject to reimbursement.
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative. This liability was reduced by $1 million of cash payments during the six months ended June 30, 2026. The remaining resort optimization initiative liability of $3 million is expected to be paid by the end of 2027. See Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements for additional details.
2025 Restructuring Plan
During 2025, we incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. These charges consisted of (i) $7 million of personnel-related costs at our corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses were incurred as of December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $11 million of cash payments during the six months ended June 30, 2026. The remaining 2025 restructuring liability of $1 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
We also have plans that were implemented prior to 2025. The remaining liability of $12 million under these plans is expected to be paid by the end of 2029. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.
FINANCIAL CONDITION

(In millions)	June 30, 2026	December 31, 2025	Change
Total assets	$6,896	$6,760	$136
Total liabilities	$7,916	$7,742	$174
Total (deficit)	$(1,020)	$(982)	$(38)
Total assets increased by $136 million from December 31, 2025 to June 30, 2026, primarily due to:
•$63 million increase in Other assets driven by $34 million increase in non-trade receivables; $7 million of inventory transferred to assets held-for-sale during 2026 in connection with the resort optimization initiative, $6 million increase in derivatives, $5 million increase in deferred compensation costs, and $5 million related to timing of payroll payments;
•$51 million increase in Inventory driven by $121 million of inventory acquisitions, partially offset by $38 million of VOI inventory sales, $25 million of inventory write-downs and impairments associated with the resort optimization initiative, and $7 million of inventory transferred to assets held-for-sale as a result of member approvals during 2026 for the remaining resorts identified as part of the resort optimization initiative;
•$50 million increase in Prepaid expenses driven by a $22 million increase in prepaid maintenance, $16 million increase in prepaid marketing, and $11 million increase in other prepayments due to timing of contract renewals; and
•$29 million increase in Cash and cash equivalents driven by the issuance of $900 million 6.25% secured notes due June 2031, and $258 million of Net cash provided by operating activities, partially offset by repayment of the $650 million notes which were due July 2026, $175 million paid for share repurchases, $119 million net payments on Non-recourse vacation ownership debt, $78 million of dividend payments, $44 million of property and equipment additions,

$18 million of net payments on the revolving credit facility, $17 million for the net share settlement of incentive equity awards, and $15 million used for debt issuance/modification costs.
These increases were partially offset by a $49 million decrease in Vacation ownership contract receivables, net driven by $571 million of principal collections and net provision for loan losses of $241 million, partially offset by $760 million of net VOCR originations.
Total liabilities increased by $174 million from December 31, 2025 to June 30, 2026, primarily due to:
•$226 million increase in Debt primarily due to the issuance of $900 million 6.25% secured notes due June 2031, partially offset by repayment of the $650 million notes which were due July 2026 and $18 million of net payments on the revolving credit facility; and a
•$24 million increase in Deferred income taxes primarily related to installment sales.
These increases were partially offset by a $114 million decrease in Non-recourse vacation ownership debt driven by $119 million of net repayments, partially offset by $4 million of foreign exchange impacts.
Total deficit increased $38 million from December 31, 2025 to June 30, 2026, primarily due to $175 million of share repurchases and $76 million of dividends, partially offset by $188 million of Net income attributable to Travel + Leisure Co. shareholders and $28 million of stock-based compensation.
LIQUIDITY AND CAPITAL RESOURCES
We believe that we have sufficient sources of liquidity to meet our expected ongoing short-term and long-term cash needs, including capital expenditures, operational and/or strategic opportunities, and expenditures for human capital, intellectual property, contractual obligations, off-balance sheet arrangements, and other such requirements. Our net cash from operations and cash and cash equivalents are key sources of liquidity along with our revolving credit facility, bank conduit facilities, and continued access to debt markets. We believe these anticipated sources of liquidity are sufficient to meet our expected ongoing short-term and long-term cash needs, including the repayment of our $400 million 6.00% secured notes due in April 2027. Our discussion below highlights these sources of liquidity and how they are utilized to support our cash needs.
Cash and Cash Equivalents
As of June 30, 2026, we had $282 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in June 2030 and had $954 million of available capacity as of June 30, 2026.
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
As of June 30, 2026, our interest coverage ratio was 5.05 to 1.0 and our first lien leverage ratio was 3.16 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of June 30, 2026, we were in compliance with the financial covenants described above.
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
During the second quarter of 2026, we issued senior secured notes due June 2031, with a face value of $900 million and an interest rate of 6.25%. The proceeds of this offering were used to redeem all of our $650 million 6.625% secured notes that were due July 2026, toward repayment of outstanding borrowings under the revolving credit facility, to pay the fees and expenses incurred in connection with the issuance, and for general corporate purposes. This transaction reduced the associated interest rate on our refinanced $650 million notes by nearly 40 basis points.
These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of June 30, 2026, we had $3.63 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2027 to 2033.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility, with a term through August 2027, and our AUD/NZD bank conduit facility, with a term through December 2026, amounting to a combined capacity of $753 million ($255 million available as of June 30, 2026), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $325 million during the six months ended June 30, 2026, and subsequent to the end of the quarter, we closed on additional securitization financings of $300 million. During the full year of 2025, we closed on $950 million of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of June 30, 2026, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of June 30, 2026 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	7/1/26 - 6/30/27	7/1/27 - 6/30/28	7/1/28 - 6/30/29	7/1/29 - 6/30/30	7/1/30 - 6/30/31	Thereafter	Total
Debt (a)	$418	$15	$13	$1,883	$902	$500	$3,731
Non-recourse debt (b)	246	275	439	179	194	698	2,031
Interest on debt (c)	311	279	259	189	75	86	1,199
Purchase commitments (d)	456	251	119	31	21	130	1,008
Operating leases	28	26	24	16	11	79	184
Inventory financing obligation (e)	30	—	—	—	—	—	30
Total (f)	$1,489	$846	$854	$2,298	$1,203	$1,493	$8,183

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $485 million for marketing related activities, $349 million related to the development of vacation ownership properties, and $113 million for information technology activities.
(e)Represents an inventory financing obligation with a third-party developer, including associated interest (see Note 7—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $30 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(f)Excludes a $36 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $544 million outstanding as of June 30, 2026. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of June 30, 2026, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “stable outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Six Months Ended June 30,
Cash provided by/(used in)	2026	2025	Change
Operating activities:	$258	$353	$(95)
Investing activities:	(44)	(48)	4
Financing activities:	(172)	(255)	83
Effects of changes in exchange rates on cash and cash equivalents	3	8	(5)
Net change in cash, cash equivalents and restricted cash	$45	$58	$(13)
Operating Activities
Net cash provided by operating activities decreased $95 million for the six months ended June 30, 2026 compared to the prior year. This decrease was primarily attributable to a $54 million increase in cash utilized for vacation ownership inventory, a $22 million increase in prepaid expenses, and $18 million of higher net income tax payments.
Investing Activities
Net cash used in investing activities decreased $4 million during the six months ended June 30, 2026 compared to the prior year. This decrease is primarily due to a $14 million decrease in capital expenditures, partially offset by $11 million of lower net proceeds on investments.
Financing Activities
Net cash used in financing activities decreased $83 million during the six months ended June 30, 2026 compared to the prior year. This decrease was primarily due to a $67 million increase in net proceeds from corporate debt and a $53 million decrease in net payments related to non-recourse vacation ownership debt, partially offset by a $35 million increase in share repurchases.
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
During the six months ended June 30, 2026, we spent $121 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. We anticipate full year spending between $200 million and $230 million for vacation ownership projects in 2026. After factoring in the anticipated additional annual spending, and the impacts of the resort optimization initiative discussed in Note 20—Restructuring to the Condensed Consolidated Financial Statements, we expect to have adequate inventory to support vacation ownership sales through at least the next three to four years.
During the six months ended June 30, 2026, we spent $44 million on capital expenditures, primarily for information technology (digital and new club initiatives) and sales center facility enhancements. During 2026, we anticipate spending between $90 million and $100 million on capital expenditures, primarily for continuation of information technology digital enhancements to our sales and reservation systems, sales center facility renovation and expansion, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of June 30, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. During the six months ended June 30, 2026, we repurchased 2.4 million shares at an average price of $70.97 for a cost of $175 million, bringing the total share repurchased under this authorization to $7.12 billion. Since the inception of this program, proceeds received from stock option exercises have increased the repurchase capacity by $116 million, resulting in $745 million of remaining availability under this program as of June 30, 2026.
The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.60 and $0.56 per share during the first two quarters of 2026 and 2025. The aggregate dividends paid to shareholders were $78 million during both the six months ended June 30, 2026 and 2025. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used June 30, 2026 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2026 compared to 2025.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $3 million increase or decrease in annual debt interest expense during the six months ended June 30, 2026. A hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $5 million increase or decrease in annual debt interest expense during the six months ended June 30, 2025. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $8 million and $6 million during the six months ended June 30, 2026 and 2025, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at June 30, 2026, was $498 million in non-recourse debt and $896 million in corporate debt. A 100 basis point change in the underlying interest rates as of June 30, 2026 would result in a $5 million increase or decrease in annual consumer financing interest expense and a $9 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at June 30, 2025, was $383 million in non-recourse debt and $1.22 billion in corporate debt. A 100 basis point change in the underlying interest rates as of June 30, 2025 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2026, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2026, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
April 2026 (April 1-30)	626,078	$70.46	626,078	$788,825,717
May 2026 (May 1-31)	287,127	$64.04	287,127	$770,436,870
June 2026 (June 1-30)	345,798	$72.30	345,798	$745,433,978
Total	1,259,003	$69.50	1,259,003	$745,433,978
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) None.
(b) None.
(c) On April 23, 2026, Erik Hoag, Chief Financial Officer, terminated the Rule 10b5-1 trading arrangement dated February 19, 2026 for the sale of up to 24,541 shares of the Company’s common stock.

On May 14, 2026, Sy Esfahani, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 76,821 shares of the Company’s common stock until July 30, 2027.

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

4.2
Fifth Supplemental Indenture, dated May 20, 2026, between Travel + Leisure Co. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 20, 2026).

4.3	Form of 6.250% Note due 2031 (included in Exhibit 4.2).
15*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities and Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed with this report
** Furnished with this report
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAVEL + LEISURE CO.

Date: July 22, 2026	By:	/s/ Erik Hoag
Erik Hoag
Chief Financial Officer

Date: July 22, 2026	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer