Form 10-Q
period 2026-09-30
Travel & Leisure Co.
filed 2026-10-27
CIK 1361658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
60,254,685 shares of common stock outstanding as of September 30, 2026.

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

AOCL	Accumulated Other Comprehensive Loss
AUD	Australian Dollar
ABG	Avis Budget Group, Inc., formerly Cendant Corporation
Acquisitions	Acquisition of Yes& Vacations and Spinnaker Resorts
Awaze	Awaze Limited, formerly Compass IV Limited, an affiliate of Platinum Equity, LLC
Board	Board of Directors
CODM	Chief Operating Decision Maker
Company	Travel + Leisure Co. and its subsidiaries
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
Fee-for-Service	Programs where inventory is sold through the Company’s sales and marketing channels for a commission
GAAP	Generally Accepted Accounting Principles in the United States
HOA	Homeowners’ Associations
NQ	Non-Qualified stock options
NZD	New Zealand Dollar
PSU	Performance-vested restricted Stock Units
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPE	Special Purpose Entity
Spin-off	Spin-off of Wyndham Hotels & Resorts, Inc.
Travel + Leisure Co.	Travel + Leisure Co. and its subsidiaries
VIE	Variable Interest Entity
VOCR	Vacation Ownership Contract Receivable
VOI	Vacation Ownership Interest
VPG	Volume Per Guest
Wyndham Hotels	Wyndham Hotels & Resorts, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Travel + Leisure Co.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Travel + Leisure Co. and subsidiaries (the "Company") as of September 30, 2026, the related condensed consolidated statements of income, comprehensive income, and deficit for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
Tampa, FL
October 27, 2026

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenues
Vacation ownership interest sales	$545	$494	$1,497	$1,352
Service and membership fees	408	407	1,200	1,230
Consumer financing	118	115	344	339
Other	30	28	84	75
Net revenues	1,101	1,044	3,125	2,996
Expenses
Operating	492	468	1,390	1,370
Marketing	187	162	500	438
General and administrative	125	122	377	359
Consumer financing interest	33	33	99	101
Depreciation and amortization	35	31	99	92
Cost of vacation ownership interests	22	13	86	58
Restructuring	12	—	10	—
Asset impairments, net	—	1	—	2
Total expenses	906	830	2,561	2,420
Operating income	195	214	564	576
Interest expense	56	60	171	175
Other (income), net	(2)	(1)	(7)	(3)
Interest (income)	(5)	(3)	(9)	(6)
Income before income taxes	146	158	409	410
Provision for income taxes	38	47	113	119
Net income attributable to Travel + Leisure Co. shareholders	$108	$111	$296	$291

Earnings per share
Basic	$1.77	$1.70	$4.76	$4.40
Diluted	$1.73	$1.67	$4.66	$4.35

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$108	$111	$296	$291

Foreign currency translation adjustments, net of tax	3	(3)	6	43
Defined benefit pension plans, net of tax	—	—	(1)	—
Other comprehensive income/(loss), net of tax	3	(3)	5	43
Comprehensive income attributable to Travel + Leisure Co. shareholders	$111	$108	$301	$334
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$306	$253
Restricted cash (VIE - $82 as of 2026 and $87 as of 2025)	193	173
Trade receivables, net	183	165
Vacation ownership contract receivables, net (VIE - $2,171 as of 2026 and $2,281 as of 2025)	2,687	2,638
Inventory	1,148	1,128
Prepaid expenses	249	214
Property and equipment, net	607	531
Goodwill	1,045	972
Other intangibles, net	299	201
Other assets	584	485
Total assets	$7,301	$6,760
Liabilities and (deficit)
Accounts payable	$78	$62
Accrued expenses and other liabilities	965	910
Deferred income	453	468
Non-recourse vacation ownership debt (VIE)	2,025	2,124
Debt	4,041	3,474
Deferred income taxes	746	704
Total liabilities	8,308	7,742
Commitments and contingencies (Note 15)
Stockholders' (deficit):
Preferred stock, $0.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 226,651,426 issued as of 2026 and 225,937,948 as of 2025	3	3
Treasury stock, at cost – 166,395,786 shares as of 2026 and 162,880,360 shares as of 2025	(7,988)	(7,735)
Additional paid-in capital	4,445	4,405
Retained earnings	2,594	2,412
Accumulated other comprehensive loss	(61)	(66)
Total stockholders’ (deficit)	(1,007)	(981)
Noncontrolling interest	—	(1)
Total (deficit)	(1,007)	(982)
Total liabilities and (deficit)	$7,301	$6,760
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$296	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	389	365
Depreciation and amortization	99	92
Stock-based compensation	43	38
Inventory write-downs and impairments	27	6
Deferred income taxes	21	41
Non-cash interest	17	18
Non-cash lease expense	6	10
Asset impairments, net	—	2
Other, net	(8)	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(11)	(5)
Vacation ownership contract receivables	(319)	(340)
Inventory	(60)	(41)
Prepaid expenses	(31)	(13)
Other assets	(55)	13
Accounts payable, accrued expenses, and other liabilities	(7)	14
Deferred income	(19)	27
Net cash provided by operating activities	388	516
Investing activities
Acquisitions, net of cash acquired	(290)	(1)
Property and equipment additions	(63)	(85)
Purchase of investments	(21)	(10)
Proceeds from the sale of investments	21	18
Net cash used in investing activities	(353)	(78)
Financing activities
Proceeds from non-recourse vacation ownership debt	1,241	1,157
Principal payments on non-recourse vacation ownership debt	(1,345)	(1,263)
Proceeds from debt, notes issued, and term loans	3,189	2,223
Principal payments on debt, notes, and term loans	(2,662)	(2,143)
Repurchase of common stock	(250)	(211)
Dividends paid to shareholders	(114)	(114)
Debt issuance/modification costs	(19)	(22)
Net share settlement of incentive equity awards	(17)	(14)
Proceeds from issuance of common stock	11	27
Other, net	(1)	—
Net cash provided by/(used in) financing activities	33	(360)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	5	7
Net change in cash, cash equivalents and restricted cash	73	85
Cash, cash equivalents and restricted cash, beginning of period	426	329
Cash, cash equivalents and restricted cash, end of period	499	414
Less: Restricted cash	193	174
Cash and cash equivalents	$306	$240

See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2025	63.1	$3	$(7,735)	$4,405	$2,412	$(66)	$(1)	$(982)
Net income	—	—	—	—	79	—	—	79
Other comprehensive income	—	—	—	—	—	3	—	3
Stock option exercises	0.1	—	—	4	—	—	—	4
Issuance of shares for RSU/PSU vesting	0.4	—	—	—	—	—	—	—
Net share settlement of stock-based compensation	—	—	—	(16)	—	—	—	(16)
Change in stock-based compensation	—	—	—	13	—	—	—	13
Repurchase of common stock	(1.2)	—	(87)	—	—	—	—	(87)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2026	62.4	3	(7,823)	4,408	2,453	(63)	(1)	(1,023)
Net income	—	—	—	—	109	—	—	109
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Stock option exercises	—	—	—	1	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Employee stock purchase program issuances	0.1	—	—	6	—	—	—	6
Change in stock-based compensation	—	—	—	15	—	—	—	15
Repurchase of common stock	(1.2)	—	(88)	—	—	—	—	(88)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Other	—	—	(1)	1	—	—	—	—
Balance as of June 30, 2026	61.3	3	(7,912)	4,430	2,524	(64)	(1)	(1,020)
Net income	—	—	—	—	108	—	—	108
Other comprehensive income	—	—	—	—	—	3	—	3
Change in stock-based compensation	—	—	—	15	—	—	—	15
Repurchase of common stock	(1.0)	—	(75)	—	—	—	—	(75)
Dividends ($0.60 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	(1)	—	—	—	—	(1)
Balance as of September 30, 2026	60.3	$3	$(7,988)	$4,445	$2,594	$(61)	$—	$(1,007)
See Notes to Condensed Consolidated Financial Statements.

TRAVEL + LEISURE CO.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIT
(In millions, except per share amounts)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Deficit
Balance as of December 31, 2024	67.1	$2	$(7,433)	$4,328	$2,334	$(112)	$1	$(880)
Net income	—	—	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	—	12	—	12
Issuance of shares for RSU/PSU vesting	0.6	1	—	—	—	—	—	1
Net share settlement of stock-based compensation	—	—	—	(13)	—	—	—	(13)
Change in stock-based compensation	—	—	—	14	—	—	—	14
Repurchase of common stock	(1.3)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(40)	—	—	(40)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Other	—	—	(1)	2	—	—	—	1
Balance as of March 31, 2025	66.4	3	(7,504)	4,331	2,367	(100)	—	(903)
Net income	—	—	—	—	108	—	—	108
Other comprehensive income	—	—	—	—	—	34	—	34
Employee stock purchase program issuances	0.1	—	—	5	—	—	—	5
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.5)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	65	3	(7,574)	4,348	2,437	(66)	(1)	(853)
Net income	—	—	—	—	111	—	—	111
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Stock option exercises	0.5	—	—	20	—	—	—	20
Net share settlement of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Change in stock-based compensation	—	—	—	12	—	—	—	12
Repurchase of common stock	(1.2)	—	(70)	—	—	—	—	(70)
Dividends ($0.56 per share)	—	—	—	—	(38)	—	—	(38)
Non-controlling interest ownership change	—	—	—	—	—	—	1	1
Other	—	—	(1)	1	—	—	—	—
Balance as of September 30, 2025	64.3	$3	$(7,645)	$4,380	$2,510	$(69)	$—	$(821)
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
Purchased loans. In November 2025, the FASB issued guidance that updates the accounting for certain purchased loans. The amendments require entities to recognize acquired loans that meet specified criteria at their purchase price plus an allowance for expected credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods, and is applied prospectively. Early adoption is permitted. The Company elected to early adopt this guidance as of July 1, 2026 and applied the guidance to loans acquired in business combinations completed during the third quarter of 2026. Adoption of the guidance did not have a material impact on the Company's financial statements or related disclosures.

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
Property management fee revenues and reimbursable revenues are recognized when the services are performed and are recorded as a component of Service and membership fees on the Condensed Consolidated Statements of Income. Property management fee and reimbursable revenues were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Management fee revenues	$127	$113	$360	$340
Reimbursable revenues	121	105	341	317
Property management fees and reimbursable revenues	$248	$218	$701	$657
One of the associations that the Company manages paid the Travel and Membership segment $9 million and $8 million for exchange services during the three months ended September 30, 2026 and 2025, and $26 million during both the nine months ended September 30, 2026 and 2025.
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
Contract Liabilities
Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet transferred to the customer. Contract liabilities consisted of (in millions):

	September 30, 2026	December 31, 2025
Deferred subscription revenue	$143	$147
Deferred VOI trial package revenue	133	138
Deferred VOI incentive revenue	88	90
Deferred exchange-related revenue (a)	55	57
Deferred co-branded credit card programs revenue	32	36
Deferred other revenue	3	1
Total	$454	$469

(a)Includes contractual liabilities to accommodate members for cancellations initiated by the Company due to unexpected events. As of both September 30, 2026 and December 31, 2025, there were $1 million of these contractual liabilities included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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

Deferred co-branded credit card programs revenue represents the advance payments received under these programs for the Vacation Ownership and Travel and Membership segments, which are recognized as the brand performance service obligations are satisfied. Changes in contract liabilities for the periods presented were as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Beginning balance	$469	$459
Additions	238	278
Revenue recognized	(253)	(246)
Ending balance	$454	$491
Capitalized Contract Costs
The Vacation Ownership segment incurs certain direct and incremental selling costs in connection with VOI trial package and incentive revenues. Such costs are capitalized and subsequently recognized over the utilization period when usage or expiration occurs, which is typically within three years from the date of sale. As of both September 30, 2026 and December 31, 2025, these capitalized costs were $49 million and $50 million and are included within Other assets on the Condensed Consolidated Balance Sheets.
The Travel and Membership segment incurs certain direct and incremental selling costs to obtain contracts with customers in connection with subscription revenues and exchange–related revenues. Such costs, which are primarily comprised of commissions paid to internal and external parties and credit card processing fees, are deferred at the inception of the contract and recognized when the benefit is transferred to the customer. As of September 30, 2026, the capitalized costs were $21 million, of which $6 million was included in Prepaid expenses and $15 million was included in Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2025, these capitalized costs were $16 million, of which $9 million was included in Prepaid expenses and $7 million was included in Other assets on the Condensed Consolidated Balance Sheets.
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
The following table summarizes the Company’s remaining performance obligations for the 12-month periods set forth below (in millions):

	10/1/2026 - 9/30/2027	10/1/2027 - 9/30/2028	10/1/2028 - 9/30/2029	Thereafter	Total
Subscription revenue	$80	$31	$14	$18	$143
VOI trial package revenue	119	5	5	4	133
VOI incentive revenue	88	—	—	—	88
Exchange-related revenue	52	2	1	—	55
Co-branded credit card programs revenue	4	4	4	20	32
Other revenue	3	—	—	—	3
Total	$346	$42	$24	$42	$454

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Vacation Ownership
Vacation ownership interest sales	$545	$494	$1,497	$1,352
Property management fees and reimbursable revenues	248	218	701	657
Consumer financing	118	115	344	339
Fee-for-Service commissions	12	22	33	64
Ancillary revenues	30	27	83	74
Total Vacation Ownership	953	876	2,658	2,486

Travel and Membership
Transaction revenues	102	119	328	365
Subscription revenues	41	43	125	129
Ancillary revenues	7	7	18	20
Total Travel and Membership	150	169	471	514

Corporate and other
Ancillary revenues	—	1	1	2
Eliminations	(2)	(2)	(5)	(6)
Total Corporate and other	(2)	(1)	(4)	(4)

Net revenues	$1,101	$1,044	$3,125	$2,996
4.    Earnings Per Share
The computations of basic and diluted earnings per share (“EPS”) are based on Net income attributable to Travel + Leisure Co. shareholders divided by the basic weighted average number of common shares and diluted weighted average number of common shares outstanding. The following table sets forth the computations of basic and diluted EPS (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$108	$111	$296	$291

Earnings per share (a)
Basic	$1.77	$1.70	$4.76	$4.40
Diluted	$1.73	$1.67	$4.66	$4.35

Basic weighted average shares outstanding	61.3	65.2	62.1	66.1
RSUs,(b) PSUs (c) and NQs (d)	1.3	0.9	1.4	0.8
Diluted weighted average shares outstanding (e)	62.6	66.1	63.5	66.9

Dividends:
Aggregate dividends paid to shareholders (f)	$36	$36	$114	$114

(a)Earnings per share amounts are calculated using whole numbers.

(b)Excludes less than 0.1 million of restricted stock units (“RSUs”) that would have been anti-dilutive to EPS for both the three and nine months ended September 30, 2026, and less than 0.1 million and 0.4 million of RSUs that would have been anti-dilutive to EPS for the three and nine months ended September 30, 2025.
(c)Excludes performance-vested restricted stock units (“PSUs”) of 0.5 million for the three and nine months ended September 30, 2026 and 0.8 million for the three and nine months ended September 30, 2025, as the Company has not met the required performance metrics. These PSUs could potentially dilute EPS in the future.
(d)Excludes 0.1 million of outstanding Non-Qualified stock options (“NQs”) that would have been anti-dilutive to EPS for the nine months ended September 30, 2025.
(e)The dilutive impact of the Company’s potential common stock is computed utilizing the treasury stock method using average market prices during the period.
(f)The Company paid cash dividends of $0.60 and $1.80 per share during the three and nine months ended September 30, 2026 and $0.56 and $1.68 per share during the three and nine months ended September 30, 2025.
Share Repurchase Program
The following table summarizes stock repurchase activity under the current share repurchase program (in millions):

	Shares	Cost
As of December 31, 2025	138.4	$6,946
Repurchases	3.5	250
As of September 30, 2026	141.9	$7,196
On August 20, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program that enabled it to purchase its common stock. As of September 30, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. Proceeds received from stock option exercises have increased the repurchase capacity by $117 million since the inception of this program. As of September 30, 2026, the Company had $671 million of remaining availability in its program.
The Company incurred $2 million and $1 million of excise tax related to share repurchases during the nine months ended September 30, 2026 and 2025, included within Treasury stock on the Condensed Consolidated Balance Sheets.
5.    Acquisitions
Spinnaker Resorts. On August 1, 2026, the Company acquired Spinnaker Resorts, a fully integrated timeshare business engaged in development, marketing, sales, property management and related services within the vacation ownership industry, for $165 million ($137 million, net of cash acquired), reflecting a purchase price of $150 million, less $8 million of seller-related payoffs and $5 million of other customary closing adjustments, subject to further customary post-closing adjustments based on final valuation information and additional analysis. The total purchase consideration is comprised of $163 million of cash paid at closing, and contingent consideration with a fair market value of $2 million, which can range up to $10 million, based on the achievement of certain financial metrics. If these financial metrics are achieved, the Company would be required to make payments in the third quarter of 2027 and/or 2028. This acquisition will further expand the Company’s network of resorts and number of owners.
This transaction was accounted for as a business acquisition. As of September 30, 2026, the Company has recognized the assets and liabilities of Spinnaker Resorts based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one-year from the acquisition date. Any potential adjustments made could be material in relation to the values presented in the table below. This business is included within the Vacation Ownership segment. The preliminary purchase price allocation includes (in millions):

August 1, 2026
Assets acquired
Cash and cash equivalents	$20
Restricted cash	8
Trade receivables, net	2
Vacation ownership contract receivables, net	77
Inventory	6
Prepaid expenses	1
Property and equipment, net	20

Other intangibles, net (a) (b)	19
Other assets	2
Total assets acquired	$155
Liabilities assumed
Accounts payable	$5
Accrued expense and other liabilities	18
Deferred income	1
Deferred income taxes	21
Total liabilities assumed	$45

Net assets acquired	$110

Total purchase consideration	$165
Less: Net assets acquired	(110)
Goodwill (b)	$55

(a)Acquired intangible assets have estimated useful lives of between 15 and 21 years, with a weighted-average amortization period of 16 years, primarily driven by customer lists.
(b)Goodwill and other intangible assets associated with this acquisition are not deductible for income tax purposes.
The acquired vacation ownership contract receivables (“VOCRs”) were determined to be purchased financial assets with credit deterioration because they had experienced more-than-insignificant deterioration in credit quality since origination. Accordingly, the Company applied the gross-up approach upon acquisition, recognizing an allowance for credit losses of $37 million and incorporating the allowance into the initial amortized cost basis of the receivables. The purchased financial assets with credit deterioration had a purchase price of $77 million, a discount of $1 million attributable to non-credit factors, and a par value of $115 million.
Yes& Vacations. On July 15, 2026, the Company acquired Yes& Vacations, a fully integrated timeshare business engaged in development, marketing, sales, property management and related services within the vacation ownership industry. Yes& Vacations was acquired for $162 million ($157 million net of cash acquired), reflecting a purchase price of $193 million less $30 million of debt and $5 million of seller transaction expenses paid at closing, and $1 million other customary closing adjustments, subject to further customary post-closing adjustments based on final valuation information and additional analysis. This acquisition creates opportunities to generate incremental revenue through the addition of highly sought-after destinations and owners to the Company’s Vacation Ownership network.
This transaction was accounted for as a business acquisition. As of September 30, 2026, the Company has recognized the assets and liabilities of Yes& Vacations based on estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities, including goodwill and other intangible assets, requires significant judgment. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one-year from the acquisition date. Any potential adjustments made could be material in relation to the values presented in the table below. This business is included within the Vacation Ownership segment. The preliminary purchase price allocation includes (in millions):

July 15, 2026
Assets acquired
Cash and cash equivalents	$4
Restricted cash	1
Trade receivables, net	1
Vacation ownership contract receivables, net	37
Inventory	19
Prepaid expenses	2
Property and equipment, net	35
Other intangibles, net (a) (b)	85
Other assets	7
Total assets acquired	$191

Liabilities assumed
Accounts payable	$1
Accrued expense and other liabilities	15
Deferred income	2
Debt	30
Total liabilities assumed	$48

Net assets acquired	$143

Total purchase consideration	$162
Less: Net assets acquired	(143)
Goodwill (b)	$19

(a)Acquired intangible assets have estimated useful lives of between 17 and 19 years, with a weighted-average amortization period of 19 years, primarily driven by management agreements.
(b)Goodwill and other intangible assets associated with this acquisition are expected to be deductible for income tax purposes.
The acquired vacation ownership contract receivables were determined to be purchased financial assets with credit deterioration because they had experienced more-than-insignificant deterioration in credit quality since origination. Accordingly, the Company applied the gross-up approach upon acquisition, recognizing an allowance for credit losses of $16 million and incorporating the allowance into the initial amortized cost basis of the receivables. The purchased financial assets with credit deterioration had a purchase price of $37 million, a premium of $2 million attributable to non-credit factors, and a par value of $51 million.
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
6.    Vacation Ownership Contract Receivables
The Company generates vacation ownership contract receivables by extending financing to the purchasers of its VOIs. Vacation ownership contract receivables, net consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Vacation ownership contract receivables:
Securitized (a)	$2,171	$2,281
Non-securitized (b)	1,263	1,020
Vacation ownership contract receivables, gross	3,434	3,301
Unamortized non-credit acquisition (premium)	(1)	—
Less: allowance for loan losses	748	663
Vacation ownership contract receivables, net	$2,687	$2,638

(a)Excludes $18 million and $19 million of accrued interest on VOCRs as of September 30, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
(b)Excludes $9 million and $8 million of accrued interest on VOCRs as of September 30, 2026 and December 31, 2025, which are included in Trade receivables, net on the Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2026, the Company’s securitized VOCRs generated interest income of $81 million and $241 million. During the three and nine months ended September 30, 2025, the Company’s securitized VOCRs generated interest income of $82 million and $248 million. Such interest income is included within Consumer financing revenue on the Condensed Consolidated Statements of Income.
During the nine months ended September 30, 2026 and 2025, the Company had net VOCR originations of $1.16 billion and $1.18 billion, and received principal collections of $845 million and $839 million in each of these periods. The weighted average interest rate on outstanding VOCRs was 14.5% and 14.6% as of September 30, 2026 and December 31, 2025.
The Company records the difference between VOCRs and the variable consideration included in the transaction price for the sale of the related VOIs as a provision for loan losses on VOCRs. The activity in the allowance for loan losses on VOCRs was as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Allowance for loan losses, beginning balance	$663	$614
Initial allowance for contract receivables acquired during the period	53	—
Provision for loan losses, net (a)	389	365
Contract receivables write-offs, net	(357)	(325)
Allowance for loan losses, ending balance	$748	$654

(a)Recorded as a reduction to Net revenues.
Credit Quality for Financed Receivables and the Allowance for Credit Losses
The basis of the differentiation within the identified class of financed VOI contract receivables is the consumer’s Fair Isaac Corporation (“FICO”) score. A FICO score is a branded version of a consumer credit score widely used within the U.S. by the largest banks and lending institutions. FICO scores range from 300 to 850 and are calculated based on information obtained from one or more of the three major U.S. credit reporting agencies that compile and report on a consumer’s credit history. For all VOCRs originated by the Company, the Company updates its records for all active VOI contract receivables with a balance due on a rolling monthly basis to ensure that all VOI contract receivables are scored at least every six months. The VOCRs acquired from the acquisition of Yes& Vacations and Spinnaker Resorts (collectively, “the Acquisitions”), totaling $157 million, are presented by FICO at origination. The Company groups all VOI contract receivables into five different categories: FICO scores ranging from 700 to 850, from 600 to 699, below 600, no score (primarily comprised of consumers for whom a score is not readily available, including consumers declining access to FICO scores and non-U.S. residents), and Asia Pacific (comprised of receivables in the Company’s Travel + Leisure Vacation Clubs Asia Pacific business for which scores are not available).
The following table details an aging analysis of vacation ownership contract receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,068	$717	$139	$100	$235	$3,259
31 - 60 days	30	27	12	3	4	76
61 - 90 days	20	18	10	1	3	52
91 - 120 days	14	17	13	1	2	47
Total	$2,132	$779	$174	$105	$244	$3,434

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
Current	$2,014	$680	$133	$77	$213	$3,117
31 - 60 days	31	29	13	2	4	79
61 - 90 days	22	18	11	2	3	56
91 - 120 days	15	17	12	2	3	49
Total	$2,082	$744	$169	$83	$223	$3,301
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
The following table details the year of origination of vacation ownership contract receivables using the most recently updated FICO scores, based on the policy described above (in millions):

	As of September 30, 2026
	700+	600-699	<600	No Score	Asia Pacific	Total
2026	$777	$197	$14	$26	$113	$1,127
2025	539	209	45	21	65	879
2024	308	124	36	16	32	516
2023	206	96	29	19	14	364
2022	141	69	23	9	5	247
Prior	161	84	27	14	15	301
Total	$2,132	$779	$174	$105	$244	$3,434

	As of December 31, 2025
	700+	600-699	<600	No Score	Asia Pacific	Total
2025	$1,001	$266	$24	$30	$131	$1,452
2024	431	169	45	18	45	708
2023	251	116	36	12	18	433
2022	163	81	26	6	7	283
2021	73	36	13	2	5	129
Prior	163	76	25	15	17	296
Total	$2,082	$744	$169	$83	$223	$3,301
The table below represents the gross write-offs of vacation ownership contract receivables by year of origination (in millions):

Nine Months Ended
September 30, 2026
2026	$20
2025	170
2024	83
2023	44
2022	24
Prior	22
Total	$363
7.    Inventory
Inventory consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Completed VOI inventory	$893	$857
Estimated VOI recoveries	222	222
Inventory subject to financing arrangement	—	26
VOI construction in process	21	9
Land held for VOI development	10	10
Vacation exchange credits and other	2	4
Total inventory	$1,148	$1,128
As VOI inventory is completed, it may be transferred into property and equipment until such units are registered and made available for sale. Once registered and available for sale, the units are then transferred back into completed inventory.

There were $36 million of net transfers of VOI inventory to property and equipment and $8 million of net transfers of VOI inventory from property and equipment during the nine months ended September 30, 2026 and 2025.
In connection with the resort optimization initiative discussed in Note 20—Restructuring, during the first nine months of 2026 the Vacation Ownership segment transferred $8 million of inventory to assets held-for-sale bringing the total assets held-for-sale related to this initiative to $24 million as of September 30, 2026. This balance is included within Other assets on the Condensed Consolidated Balance Sheets.
During 2025, the Company entered into an agreement to sell real property located in Tuscaloosa, Alabama, associated with Sports Illustrated Resorts, to a third-party developer consisting of inventory, in exchange for cash consideration. Separately, the Company entered into an agreement in the third quarter of 2026, with conditional rights and conditional obligations to repurchase the completed property from the developer. As a result, the Company derecognized the inventory and recorded a right-to-recover asset of $27 million and a refund liability of $25 million, included within Other assets and Accrued expenses and other liabilities, respectively, on the Condensed Consolidated Balance Sheets. The Company recognized no gain or loss on this transaction.
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
The following table summarizes the activity related to the Company's inventory obligations (in millions):

Total (a)
December 31, 2025	$2
Purchases	153
Payments	(153)
September 30, 2026	$2

December 31, 2024	$7
Purchases	94
Payments	(96)
September 30, 2025	$5

(a)Included in Accounts payable on the Condensed Consolidated Balance Sheets.
The Company has committed to purchase completed properties from third-party developers subject to the properties meeting the Company’s vacation ownership resort standards and provided that the third-party developers have not sold the properties to another party. The third-party developers are VIEs for which the Company is not the primary beneficiary. Accordingly, the Company does not consolidate the VIEs. The maximum potential future payments that the Company could be required to make under these commitments was $348 million as of September 30, 2026.

8.    Property and Equipment
Property and equipment, net consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Capitalized software	$881	$854
Building and leasehold improvements (a)	628	564
Furniture, fixtures and equipment	127	120
Finance lease assets	53	59
Land	52	20
Construction in progress	13	9
Total property and equipment	1,754	1,626
Less: accumulated depreciation and amortization	1,147	1,095
Property and equipment, net	$607	$531

(a)Includes $150 million and $119 million of unregistered VOI inventory as of September 30, 2026 and December 31, 2025.
9.    Debt
The Company’s indebtedness consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Non-recourse vacation ownership debt: (a)
Term notes (b)	$1,579	$1,690
USD bank conduit facility (due August 2027) (c)	320	318
AUD/NZD bank conduit facility (due December 2026) (d)	126	116
Total	$2,025	$2,124

Debt: (e)
$1.0 billion secured revolving credit facility (due June 2030) (f)	$385	$63
Secured term loan B (due December 2029) (g)	849	854
$650 million 6.625% secured notes (due July 2026)	—	649
$400 million 6.00% secured notes (due April 2027) (h)	401	402
$650 million 4.50% secured notes (due December 2029)	646	646
$350 million 4.625% secured notes (due March 2030)	348	348
$900 million 6.250% secured notes (due June 2031)	891	—
$500 million 6.125% secured notes (due September 2033)	495	494
Finance leases	26	18
Total	$4,041	$3,474

(a)Represents non-recourse debt that is securitized through bankruptcy-remote special purpose entities, the creditors of which have no recourse to the Company for principal and interest. These outstanding borrowings (which legally are not liabilities of the Company) are collateralized by $2.29 billion and $2.40 billion of underlying gross VOCRs and related assets (which legally are not assets of the Company) as of September 30, 2026 and December 31, 2025.
(b)The carrying amounts of the term notes are net of deferred financing costs of $22 million and $23 million as of September 30, 2026 and December 31, 2025.
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
(e)The carrying amounts of the secured notes and term loan are net of unamortized discounts of $8 million and $11 million as of September 30, 2026 and December 31, 2025, and net of unamortized debt financing costs of $22 million and $16 million as of September 30, 2026 and December 31, 2025.
(f)The weighted average effective interest rate on facility borrowings was 5.76% and 6.52% for the nine months ended September 30, 2026 and year-ended December 31, 2025.

(g)The weighted average effective interest rate on facility borrowings was 5.73% and 6.86% for the nine months ended September 30, 2026 and year-ended December 31, 2025.
(h)Includes $1 million and $2 million of unamortized gains from the settlement of a derivative as of September 30, 2026 and December 31, 2025.
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
Maturities and Capacity
The Company’s outstanding indebtedness as of September 30, 2026, matures as follows (in millions):

	Non-recourse Vacation Ownership Debt	Debt	Total
Within 1 year	$216	$420	$636
Between 1 and 2 years	275	16	291
Between 2 and 3 years	426	13	439
Between 3 and 4 years	182	2,205	2,387
Between 4 and 5 years	201	892	1,093
Thereafter	725	495	1,220
	$2,025	$4,041	$6,066
Required principal payments on the non-recourse vacation ownership debt are based on the contractual repayment terms of the underlying VOCRs. Actual maturities may differ as a result of prepayments by the VOCR obligors.

As of September 30, 2026, the available capacities under the Company’s borrowing arrangements were as follows (in millions):

	Non-recourse Conduit Facilities (a)	Revolving Credit Facilities (b)
Total capacity	$755	$1,000
Less: outstanding borrowings	446	385
Less: letters of credit	—	1
Available capacity	$309	$614

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
As of September 30, 2026, the Company’s interest coverage ratio was 5.46 to 1.0 and the first lien leverage ratio was 3.28 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2026, the Company was in compliance with the financial covenants described above.
Each of the Company’s non-recourse securitized term notes and bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of the Company’s securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2026, all of the Company’s securitized loan pools were in compliance with applicable contractual triggers.
Interest Expense
The Company incurred interest expense of $56 million and $171 million during the three and nine months ended September 30, 2026 and $60 million and $175 million during the three and nine months ended September 30, 2025, excluding interest expense associated with non-recourse vacation ownership debt. These amounts include offsets of less than $1 million of capitalized interest during each period. Cash paid related to such interest was $164 million and $174 million for the nine months ended September 30, 2026 and 2025.
Interest expense incurred in connection with the Company’s non-recourse vacation ownership debt was $33 million and $99 million during the three and nine months ended September 30, 2026 and $33 million and $101 million during the three and nine months ended September 30, 2025. These amounts are included within Consumer financing interest on the Condensed Consolidated Statements of Income. Cash paid related to such interest was $81 million and $84 million for the nine months ended September 30, 2026 and 2025.
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
The assets and liabilities of these vacation ownership SPEs are as follows (in millions):

	September 30, 2026	December 31, 2025
Securitized contract receivables, gross (a)	$2,171	$2,281
Securitized restricted cash (b)	82	87
Interest receivables on securitized contract receivables (c)	17	19
Other assets (d)	17	8
Total SPE assets	2,287	2,395
Non-recourse term notes (e) (f)	1,579	1,690
Non-recourse conduit facilities (e)	446	434
Other liabilities (g)	3	1
Total SPE liabilities	2,028	2,125
SPE assets in excess of SPE liabilities	$259	$270

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
(f)Includes deferred financing costs of $22 million and $23 million as of September 30, 2026 and December 31, 2025, related to non-recourse debt.
(g)Primarily includes accrued interest on non-recourse debt, which is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
In addition, the Company has VOCRs that have not been securitized through bankruptcy-remote SPEs. Such gross receivables were $1.26 billion and $1.02 billion as of September 30, 2026 and December 31, 2025.
A summary of total vacation ownership receivables and other securitized assets, net of securitized liabilities and the allowance for loan losses, is as follows (in millions):

	September 30, 2026	December 31, 2025
SPE assets in excess of SPE liabilities	$259	$270
Non-securitized contract receivables	1,263	1,020
Less: allowance for loan losses	748	663
Total, net	$774	$627
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
As of September 30, 2026, the Company had foreign exchange contracts resulting in less than $1 million of assets which are included within Other assets and $2 million of liabilities which are included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. On a recurring basis, such assets and liabilities are remeasured at estimated fair value (all of which are Level 2) and thus are equal to the carrying value.
The impact of interest rate caps was immaterial as of both September 30, 2026 and 2025.
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
The carrying amounts and estimated fair values of all other financial instruments were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Vacation ownership contract receivables, net (Level 3)	$2,687	$2,819	$2,638	$2,866
Liabilities
Debt (Level 2)	$6,066	$5,932	$5,598	$5,612
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
12.    Derivative Instruments and Hedging Activities
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide with particular exposure to the Euro, British pound sterling, Australian and Canadian dollars, and Mexican peso. The Company uses freestanding foreign currency forward contracts to manage a portion of its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables, payables, and forecasted earnings of foreign subsidiaries. Additionally, the Company has used foreign currency forward contracts designated as cash flow hedges to manage a portion of its exposure to changes in forecasted foreign currency denominated vendor payments. As of September 30, 2026, the

Company had no gains or losses relating to foreign currency contracts designated as cash flow hedges included in Accumulated other comprehensive loss (“AOCL”).
Interest Rate Risk
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company periodically uses financial derivatives to strategically adjust its mix of fixed to floating rate debt. The derivative instruments utilized include interest rate swaps which convert fixed rate debt into variable rate debt (i.e. fair value hedges), and interest rate caps (undesignated hedges) to manage the overall interest cost. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in income, with offsetting adjustments to the carrying amount of the hedged debt. As of September 30, 2026 and 2025, the Company had no interest rate derivatives designated as fair value or cash flow hedges.
There were no losses on derivatives recognized in AOCL for the three and nine months ended September 30, 2026 or 2025.
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
The Company’s effective tax rate was 25.8% and 30.0% for the three months ended September 30, 2026 and 2025; and 27.6% and 29.1% for the nine months ended September 30, 2026 and 2025. The effective tax rate for the three months and nine months ended September 30, 2026 was primarily impacted by the jurisdictional mix of income with an increase in foreign income taxed at lower rates. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by an increase in taxes on foreign income. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by an increase in unrecognized tax benefits and taxes on foreign income offset by a decrease in state taxes.
The Company made income tax payments, net of tax refunds, of $115 million and $69 million during the nine months ended September 30, 2026 and 2025.
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

The table below presents information related to the lease costs for finance and operating leases (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$5	$5	$14	$15

Short-term lease cost	$4	$4	$11	$11

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$8	$9
Interest on lease liabilities	—	—	1	1
Total finance lease cost	$3	$3	$9	$10
The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Operating leases (in millions):
Operating lease right-of-use assets	Other assets	$84	$85
Operating lease liabilities	Accrued expenses and other liabilities	$131	$136

Finance leases (in millions):
Finance lease assets (a)	Property and equipment, net	$25	$19
Finance lease liabilities	Debt	$26	$18

Weighted average remaining lease term:
Operating leases		9.0 years	9.6 years
Finance leases		3.1 years	2.4 years
Weighted average discount rate:
Operating leases (b)		6.3%	6.3%
Finance leases		5.9%	6.1%

(a)Presented net of accumulated depreciation.
(b)Upon adoption of the lease standard, discount rates used for existing leases were established at January 1, 2019.
The table below presents supplemental cash flow information related to leases (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$22	$22
Operating cash outflows from finance leases	$1	$1
Financing cash outflows from finance leases	$8	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11	$76
Finance leases	$15	$7

The table below presents maturities of lease liabilities as of September 30, 2026 (in millions):

	Operating Leases	Finance Leases
Three months ending December 31, 2026	$7	$3
2027	28	10
2028	25	7
2029	21	4
2030	13	3
Thereafter	86	1
Total minimum lease payments	180	28
Amount of lease payments representing interest	(49)	(2)
Present value of future minimum lease payments	$131	$26
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
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel where appropriate, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the Company’s ability to make a reasonable estimate of loss. The Company reviews these accruals each fiscal quarter and makes revisions based on changes in facts and circumstances including changes to its strategy in dealing with these matters. The Company believes that it has adequately accrued for such matters with reserves of $3 million and $2 million as of September 30, 2026 and December 31, 2025. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2026, it is estimated that the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $23 million in excess of recorded accruals. Such accruals are exclusive of matters relating to the Company’s separation from the Company’s former parent Avis Budget Group, Inc. (“ABG”), formerly Cendant Corporation, matters relating to the spin-off of Wyndham Hotels & Resorts, Inc. (“Spin-off”), and matters relating to the sale of the vacation rentals businesses, which are discussed in Note 21—Transactions with Former Parent and Former Subsidiaries. However, the Company does not believe that the impact of such litigation should result in a material liability to the Company in relation to its consolidated financial position and/or liquidity.
For matters deemed reasonably possible, therefore not requiring accrual, the Company believes that such matters will not have a material effect on its results of operations, financial position, or cash flows based on information currently available.

As previously disclosed, the Company reached an agreement with the SEC Staff to settle an inquiry relating to its historic disclosures regarding certain delinquent and defaulted loans that the Company agreed to rescind in 2019 and 2020. The settlement was approved by the SEC, and on October 21, 2026, was entered by the U.S. District Court, Southern District of Florida. The settlement involves non-scienter-based violations of the federal securities laws by the Company and a civil monetary penalty of $975,000. While the Company does not agree with the SEC’s allegations in this matter, it has made a business decision to resolve this matter in the best interest of the Company and its shareholders. Such amount was accrued within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of both September 30, 2026 and December 31, 2025.
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
16.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in millions):

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2025	$(164)	$1	$(163)
Other comprehensive income/(loss)	6	(1)	5
Balance, September 30, 2026	$(158)	$—	$(158)

Tax
Balance, December 31, 2025	$97	$—	$97
Other comprehensive income/(loss)	—	—	—
Balance, September 30, 2026	$97	$—	$97

Net of Tax
Balance, December 31, 2025	$(67)	$1	$(66)
Other comprehensive income/(loss)	6	(1)	5
Balance, September 30, 2026	$(61)	$—	$(61)

Pretax	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2024	$(210)	$1	$(209)
Other comprehensive income	43	—	43
Balance, September 30, 2025	$(167)	$1	$(166)

Tax
Balance, December 31, 2024	$97	$—	$97
Other comprehensive income	—	—	—
Balance, September 30, 2025	$97	$—	$97

Net of Tax
Balance, December 31, 2024	$(113)	$1	$(112)
Other comprehensive income	43	—	43
Balance, September 30, 2025	$(70)	$1	$(69)
Foreign currency translation adjustments exclude income taxes related to investments in foreign subsidiaries where the Company intends to reinvest the undistributed earnings indefinitely in those foreign operations.
The Company's policy for releasing disproportionate income tax effects from AOCL utilizes the aggregate approach.
There were no reclassifications out of AOCL for the nine months ended September 30, 2026 or 2025.
17.    Stock-Based Compensation
The Company has a stock-based compensation plan available to grant RSUs, PSUs, stock-settled appreciation rights, NQs, and other stock-based awards to key employees, non-employee directors, advisors, and consultants.
Under the Amended and Restated 2006 Equity Incentive Plan, a maximum of 15.7 million shares of common stock may be awarded. As of September 30, 2026, based on the number of awards granted at target performance levels, 9.0 million shares remained available.
Incentive Equity Awards Granted by the Company
During the nine months ended September 30, 2026, the Company granted incentive equity awards to key employees and senior officers of $49 million in the form of RSUs and $20 million in the form of PSUs, based on target performance. Of these awards, the majority of RSUs will vest ratably over a period of four years and the majority of the PSUs will cliff vest on the third anniversary of the grant date, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.
During the nine months ended September 30, 2025, the Company granted incentive equity awards to key employees and senior officers of $39 million in the form of RSUs and $10 million in the form of PSUs, contingent upon the Company achieving certain performance metrics, with a maximum vesting of 200%.

The activity related to incentive equity awards granted by the Company to key employees and senior officers for the nine months ended September 30, 2026, consisted of the following (in millions, except grant prices):

	Balance, December 31, 2025	Granted	Performance Adjustment (a)	Vested /Exercised (b)	Cancelled / Forfeited (c)	Balance, September 30, 2026
RSUs
Number of RSUs	1.7	0.7	—	(0.6)	(0.1)	1.7	(d)
Weighted average grant price	$49.64	$71.61	$—	$48.08	$54.85	$58.71

PSUs
Number of PSUs	0.9	0.3	(0.3)	(0.2)	—	0.7	(e)
Weighted average grant price	$46.08	$71.50	$43.33	$42.18	$—	$58.64

NQs
Number of NQs	0.9	—	—	(0.1)	—	0.8	(f)
Weighted average grant price	$43.97	$—	$—	$44.38	$—	$43.91

(a)Represents a reduction to shares awarded as the Company did not achieve the target performance metrics at the end of the associated performance period.
(b)Upon exercise of NQs and vesting of RSUs and PSUs, the Company issues new shares to participants.
(c)The Company recognizes cancellations and forfeitures as they occur.
(d)Aggregate unrecognized compensation expense related to RSUs was $74 million as of September 30, 2026, which is expected to be recognized over a weighted average period of 2.6 years.
(e)The aggregate unrecognized compensation expense related to PSUs was $31 million as of September 30, 2026, which is expected to be recognized over a weighted average period of 2.0 years.
(f)There were 0.8 million NQs which were exercisable as of September 30, 2026. These exercisable NQs will expire over a weighted average period of 3.5 years and carry a weighted average grant date fair value of $9.10. There was no unrecognized compensation expense for NQs as of September 30, 2026.
The Company did not grant any stock options during the nine months ended September 30, 2026 or 2025. The fair value of stock options granted by the Company prior to 2025 was estimated on the date of grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions. Expected volatility was based on both historical and implied volatilities of the Company’s stock and the stock of comparable companies over the estimated expected life for options. The expected life represented the period of time these awards were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.
The Company received $5 million and $22 million from option exercises during the nine months ended September 30, 2026 and 2025. The total intrinsic value of options exercised was $7 million and $10 million during the nine months ended September 30, 2026 and 2025. The vest date fair value of shares that vested during the nine months ended September 30, 2026 and 2025 was $42 million and $52 million.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense of $15 million and $43 million during the three and nine months ended September 30, 2026, and $12 million and $38 million during the three and nine months ended September 30, 2025 related to incentive equity awards granted to key employees, senior officers, and non-employee directors. During the nine months ended September 30, 2026 and 2025, the Company recognized $12 million and $11 million of tax benefits associated with stock-based compensation.
The Company paid $17 million and $14 million of taxes for the net share settlement of incentive equity awards that vested during the nine months ended September 30, 2026 and 2025. Such amounts are included within Financing activities on the Condensed Consolidated Statements of Cash Flows.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan which allows eligible employees to purchase common shares of Company stock through payroll deductions at a 10% discount off the fair market value at the grant date. The Company issued 0.1 million shares under this plan during both the nine months ended September 30, 2026 and 2025 and recognized $1 million of compensation expense for each of these issuances. The purchase date fair value of shares issued under this plan was $6 million and $5 million during the nine months ended September 30, 2026 and 2025.
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
The following tables present the Company’s segment information (in millions):

	Three Months Ended September 30, 2026
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$953	(a)	$148		$1,101
Intersegment revenues	—		2		2
	953		150		1,103
Reconciliation of revenues
Elimination of intersegment revenues					(2)
Total consolidated revenues					$1,101

Less:
Property management expense	191		—	(b)
Marketing	146	(c)	9
Commissions	131		—	(b)

General and administrative (d)	67		22
Sales administration	61		—	(b)
Consumer financing interest	33		—	(b)
Licensing fees	32		—	(b)
Cost of sales	20	(e)	43
Developer obligations (f)	8		—	(b)
Fee-for-Service expenses	5		—	(b)
Contact center	—	(b)	16
Resort services	—	(b)	7
Other segment items (g)	9		2
Reportable segment Adjusted EBITDA	$250		$51		$301
Elimination of intersegment Adjusted EBITDA					1
Other Adjusted EBITDA					(19)
Adjusted EBITDA					$283

Three Months Ended September 30, 2026
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$283
Interest expense (h)	(56)
Depreciation and amortization	(35)
Acquisition and divestiture related deal costs	(18)
Stock-based compensation	(15)
Restructuring	(12)
Inventory write-downs and asset impairments (i)	(2)
Integration costs	(1)
Interest income	5
Other (j)	(3)
Income before income taxes	146
Provision for income taxes	(38)
Net income attributable to Travel + Leisure Co. shareholders	$108

(a)Includes $148 million provision for loan losses, net.
(b)Expense category not regularly provided to the CODM for this segment.
(c)Excludes licensing fees which are reported within Marketing on the Condensed Consolidated Statements of Income, as it is separately disclosed.
(d)Excludes stock-based compensation and legacy items which are not included in the determination of Adjusted EBITDA.
(e)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $2 million of inventory write-downs and impairments which are not included in the determination of Adjusted EBITDA.
(f)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(g)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.
(h)Includes $1 million of debt extinguishment costs related to the Acquisitions.
(i)Includes $2 million of inventory write-downs and impairments related to the Company’s resort optimization initiative included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(j)Includes $2 million of resort closure and employee related costs associated with the resort optimization initiative included within Operating expense on the Condensed Consolidated Statements of Income.

	Three Months Ended September 30, 2025
Net revenues	Vacation Ownership		Travel and Membership	Total
Revenues from external customers	$876	(a)	$167	$1,043
Intersegment revenues	—		2	2
	876		169	1,045
Reconciliation of revenues
Other revenues (b)				1
Elimination of intersegment revenues				(2)
Total consolidated revenues				$1,044

Less:
Property management expense	170		—	(c)
Marketing	124	(d)	10
Commissions	116		—	(c)
General and administrative (e)	62		23
Sales administration	58		—	(c)
Consumer financing interest	33		—	(c)
Licensing fees	28		—	(c)
Developer obligations (f)	24		—	(c)
Fee-for-Service expenses	14		—	(c)
Cost of sales	7	(g)	52
Contact center	—	(c)	18
Resort services	—	(c)	7
Other segment items (h)	9		1
Reportable segment Adjusted EBITDA	$231		$58		$289
Other Adjusted EBITDA					(23)
Adjusted EBITDA					$266

Three Months Ended September 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$266
Interest expense	(60)
Depreciation and amortization	(31)
Stock-based compensation	(12)
Asset impairments, net (i)	(7)
Interest income	3
Other (j)	(1)
Income before income taxes	158
Provision for income taxes	(47)
Net income attributable to Travel + Leisure Co. shareholders	$111

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
(j)Represents adjustments for other items that meet the conditions of unusual and/or infrequent.

	Nine Months Ended September 30, 2026
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$2,658	(a)	$466		$3,124
Intersegment revenues	—		5		5
	2,658		471		3,129
Reconciliation of revenues
Other revenues (b)					1
Elimination of intersegment revenues					(5)
Total consolidated revenues					$3,125

Less:
Property management expense	543		—	(c)
Marketing	388	(d)	27
Commissions	352		—	(c)
General and administrative (e)	195		67
Sales administration	177		—	(c)
Consumer financing interest	99		—	(c)
Licensing fees	86		—	(c)
Cost of sales	59	(f)	140
Developer obligations (g)	27		—	(c)
Fee-for-Service expenses	19		—	(c)
Contact center	—	(c)	51
Resort services	—	(c)	22
Other segment items (h)	25		4
Reportable segment Adjusted EBITDA	$688		$160		$848
Elimination of intersegment Adjusted EBITDA					1
Other Adjusted EBITDA					(72)
Adjusted EBITDA					$777

Nine Months Ended September 30, 2026
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$777
Interest expense (i)	(171)
Depreciation and amortization	(99)
Stock-based compensation	(44)
Inventory write-downs and asset impairments (j)	(27)
Acquisition and divestiture related deal costs	(19)
Restructuring	(10)
Integration costs	(1)
Legacy items	5
Interest income	9
Other (k)	(11)
Income before income taxes	409
Provision for income taxes	(113)
Net income attributable to Travel + Leisure Co. shareholders	$296

(a)Includes $389 million provision for loan losses, net.
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
(f)Represents Cost of vacation ownership interests on the Condensed Consolidated Statements of Income. Excludes $27 million of inventory impairments for the nine months ended September 30, 2026, which are not included in the determination of Adjusted EBITDA.

(g)Represents maintenance fees incurred by the Company for unsold VOIs, net of monetization.
(h)Includes expenses for VOI travel packages, VOI incentives, and professional fees reported within Operating expenses, and other non-operating income/expense items included in the determination of Adjusted EBITDA such as dividend income and asset sales.
(i)Includes $2 million of debt modification costs associated with the refinancing of the $650 million 6.625% secured notes which were due July 2026 and $1 million of debt extinguishment costs related to the Acquisitions.
(j)Includes $27 million of inventory impairments and write-downs related to the Company’s resort optimization initiative for the nine months ended September 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(k)Includes $10 million of resort closure and employee related costs associated with the resort optimization initiative included within Operating expense on the Condensed Consolidated Statements of Income and $1 million for other items that meet the conditions of unusual and/or infrequent.

	Nine Months Ended September 30, 2025
Net revenues	Vacation Ownership		Travel and Membership		Total
Revenues from external customers	$2,486	(a)	$508		$2,994
Intersegment revenues	—		6		6
	2,486		514		3,000
Reconciliation of revenues
Other revenues (b)					2
Elimination of intersegment revenues					(6)
Total consolidated revenues					$2,996

Less:
Property management expense	511		—	(c)
Marketing	331	(d)	31
Commissions	317		—	(c)
General and administrative (e)	178		69
Sales administration	163		—	(c)
Consumer financing interest	101		—	(c)
Developer obligations (f)	84		—	(c)
Licensing fees	76		—	(c)
Cost of sales	52	(g)	152
Fee-for-Service expenses	40		—	(c)
Contact center	—	(c)	54
Resort services	—	(c)	23
Other segment items (h)	25		4
Reportable segment Adjusted EBITDA	$608		$181		$789
Other Adjusted EBITDA					(71)
Adjusted EBITDA					$718

Nine Months Ended September 30, 2025
Reconciliation of Adjusted EBITDA	Total
Adjusted EBITDA	$718
Interest expense	(175)
Depreciation and amortization	(92)
Stock-based compensation	(38)
Asset impairments, net (i)	(8)
Interest income	6
Other (j)	(1)
Income before income taxes	410
Provision for income taxes	(119)
Net income attributable to Travel + Leisure Co. shareholders	$291

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
(j)Represents adjustments for other items that meet the conditions of unusual and/or infrequent.

	Nine Months Ended
	September 30,
Capital Expenditures	2026	2025
Vacation Ownership	$38	$39
Travel and Membership	15	13
Total reportable segments	53	52
Corporate and other	10	33
Total Company	$63	$85

Segment Assets (a)	September 30, 2026	December 31, 2025
Vacation Ownership	$5,521	$5,022
Travel and Membership	1,316	1,334
Total reportable segments	6,837	6,356
Corporate and other	464	404
Total Company	$7,301	$6,760

(a)Excludes investment in consolidated subsidiaries.
19.    Impairments and other charges
In connection with the resort optimization initiative discussed in Note 20—Restructuring, the Company incurred $2 million and $27 million of inventory write-downs and impairments at its Vacation Ownership segment during the three and nine months ended September 30, 2026 and $6 million of inventory write-downs and impairments during both the three and nine months ended September 30, 2025. These inventory write-downs and impairments were associated with the removal of certain identified resorts from the Company’s portfolio and agreements to supply replacement inventory to vacation ownership clubs impacted by this initiative. These charges are included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
The Company also recognized $1 million and $2 million of Asset impairments, net on the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2025. These impairments included $1 million related to held-for-sale assets and $1 million related to a tradename impairment at the Travel and Membership segment.
20.    Restructuring
2026 Restructuring Plan
During the third quarter of 2026, the Company incurred $12 million of restructuring charges associated with the 2026 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2026 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Travel and Membership segment, and (ii) $5 million related to the termination of a contractual arrangement with a third party. All material initiative and related expenses have been incurred as of September 30, 2026. The 2026 restructuring liability was reduced by $6 million of cash payments during the nine months ended September 30, 2026. The remaining 2026 restructuring liability of $6 million is expected to be paid by the end of 2027.

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
As of September 30, 2026, the Company had received confirmation of both HOA board and required member approvals of the proposed actions for all HOAs of the identified resorts. When the restructuring plans have been completed, the identified resorts and related assets of the respective HOAs will be sold, and all owners, including the Company and its vacation ownership clubs, will receive pro-rata distributions of the net sales proceeds. The Company anticipates that the respective HOAs will receive the necessary court approvals for the sale of the property governed by the HOAs by the end of 2026. Related to this initiative, during the fourth quarter of 2025, the Company executed agreements to supply replacement inventory to the vacation ownership clubs impacted by removal of the identified resorts in exchange for the clubs’ pro-rata distributions of net sales proceeds.
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
The Company incurred an additional $4 million and $35 million of costs associated with this initiative during the three and nine months ended September 30, 2026 at its Vacation Ownership segment, including $2 million and $27 million of inventory write-downs and impairments driven by actions that were approved by owners during the three and nine months ended September 30, 2026.
The valuation method used in the determination of the fair value of inventory impacted by this initiative was based on a discounted cash flow model which used Level 3 inputs consisting of available property information and comparable sales to estimate income and operating expenses to determine an estimated price range.
The Company’s financial statements included the following impacts related to the resort optimization initiative (in millions):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Income Statement Classification
Inventory impairments	$3	$14	Cost of vacation ownership interests
Inventory write-downs	(1)	13	Cost of vacation ownership interests
Resort closure costs	—	5	Operating
Severance and related benefits	—	(2)	Restructuring
Other employee related costs	2	5	Operating
Total resort optimization initiative costs	$4	$35

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Income Statement Classification
Inventory impairments	$6	$6	Cost of vacation ownership interests
Other employee related costs	1	1	Operating
Total resort optimization initiative costs	$7	$7
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative. During the nine months ended September 30, 2026, the Company reversed $2 million of restructuring expense for costs incurred during 2025 on behalf of the HOAs which are subject to reimbursement. As these costs will be paid by the Company on behalf of the HOAs these $2 million of charges are maintained within the restructuring liability with an offsetting receivable included in Trade receivables, net on the Condensed Consolidated Balance Sheet. This liability was reduced by $2 million of cash payments during the nine months ended September 30, 2026. The remaining resort optimization initiative liability of $2 million is expected to be paid by the end of 2027.
2025 Restructuring Plan
During 2025, the Company incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These actions were primarily focused on enhancing organizational efficiency and rationalizing operations. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. The 2025 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Company’s corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses have been incurred as of December 31, 2025. The 2025 restructuring liability was reduced by $3 million of cash payments during the year ended December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $12 million of cash payments during the nine months ended September 30, 2026. The remaining 2025 restructuring liability of less than $1 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
The Company has additional restructuring plans which were implemented prior to 2025. As of December 31, 2025, the restructuring liability related to these plans was $12 million. The liability was reduced by $1 million of cash payments during the nine months ended September 30, 2026. As of September 30, 2026, the restructuring liability related to these plans was $11 million, all of which is related to leased facilities. The remaining liability associated with these prior restructuring plans is expected to be paid by the end of 2029.
The Company’s restructuring liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets. The table below summarizes the activity associated with the Company’s aforementioned restructuring plans (in millions):

	Liability as of					Liability as of
	December 31, 2025	Costs Recognized	Cash Payments	Other		September 30, 2026
Personnel-related	$14	$5	$(13)	$2	(a)	$8
Facility-related	12	—	(1)	—		11
Other	2	5	(7)	—		—
	$28	$10	$(21)	$2		$19

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
As of September 30, 2026 and December 31, 2025, the Company had less than $1 million and $1 million ABG separation and related liabilities, comprised of contingent and corporate liabilities. These liabilities are included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
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
At closing, the Company agreed to provide additional post-closing credit support to a British travel association and regulatory authority. An escrow was established at closing, of which $46 million was subsequently released in exchange for a secured bonding facility and a perpetual guarantee denominated in British pound sterling with a USD equivalent of $46 million. The estimated fair value of the guarantee was $22 million as of September 30, 2026. The Company maintains a $7 million receivable from Wyndham Hotels for its portion of the guarantee.
Wyndham Hotels provided certain post-closing credit support primarily for the benefit of a British travel association in the form of guarantees which are mainly denominated in pound sterling of up to £61 million ($81 million USD) on a perpetual basis. These guarantees totaled £30 million ($39 million USD) at September 30, 2026. Travel + Leisure Co. is responsible for two-thirds of these guarantees.
The estimated fair value of the guarantees and indemnifications for which Travel + Leisure Co. is responsible related to the sale of the European vacation rentals business at September 30, 2026, including the two-thirds portion related to guarantees provided by Wyndham Hotels, totaled $48 million and was included in Accrued expenses and other liabilities and total receivables of $7 million were included in Other assets on the Condensed Consolidated Balance Sheets, representing the portion of these guarantees and indemnifications for which Wyndham Hotels is responsible.
Matters Related to the North American Vacation Rentals Business
In connection with the sale of the North American vacation rentals business, the Company agreed to indemnify Vacasa LLC against certain claims and assessments, including income tax and other tax matters related to the operations of the North American vacation rentals business for the periods prior to the transaction. As of September 30, 2026, the estimated fair value of the indemnifications was $2 million, which was included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

22.    Related Party Transactions
The Company occasionally sublets an aircraft from its former CEO and current Chairman of the Board for business travel through a timesharing arrangement. The Company incurred less than $1 million of expenses related to this timesharing arrangement during each of the three and nine months ended September 30, 2026 and 2025.
23.    Subsequent Events
Sierra Timeshare 2026-3 Receivables Funding LLC
On October 14, 2026, the Company closed on a placement of a series of term notes payable, issued by Sierra Timeshare 2026-3 Receivables Funding LLC, with an initial principal amount of $300 million, secured by VOCRs and bearing interest at a weighted average coupon rate of 6.18%. The advance rate for this transaction was 98%.

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
Economic Conditions and Key Business Trends
Our results for the three and nine months ended September 30, 2026 highlight the strength and efficiency of our vacation ownership sales process driven by high quality tours, and the recognition of benefits resulting from strategic decisions made in 2025, mainly the resort optimization initiative. These benefits are apparent in both the quarter to date and year to date results of our Vacation Ownership segment with revenue and Adjusted EBITDA increases as compared to the prior year. Revenue growth at this segment was driven by higher tours and strong volume per guest (“VPGs”), with Adjusted EBITDA further benefitted by cost savings attributable to lower maintenance fees incurred on unsold VOIs as a result of resorts closed as part of the resort optimization initiative. We believe the tour increase, coupled with strong VPGs, highlights consumers’ recognition of the value proposition of our products. Such value proposition becomes especially apparent during periods of inflation when the costs of other accommodation types are rising. Our Vacation Ownership business is benefited by the fact that the majority of our owners do not have loans and are therefore less dependent on economic conditions when making travel decisions, which provides opportunities for upgrade sales. During the third quarter of 2026, we acquired Yes& Vacations and Spinnaker Resorts (the “Acquisitions”), which expanded our network of resorts and owner count and created opportunities for owner upgrade sales, receivables optimization, and recurring management fee growth. These acquisitions are included within our Vacation Ownership segment from their acquisition dates forward. See Note 5—Acquisitions for additional information.

At our Travel and Membership business, the results for the three and nine months ended September 30, 2026 reflect the impacts of continued exchange headwinds associated with reduced member counts for the nine months ended September 30, 2026 and the increased mix of members with club affiliations. While Travel Club transactions have increased on both a quarter to date and year to date basis as compared to the prior year, this shift in transaction mix is putting downward pressure on revenue per transaction as there was a significant decline in Travel Club revenue per transaction due to an increased mix of transactions sourced from lower commission partners. Given recent declines in the number of exchange members, this business may be negatively impacted in the future if we are required to purchase additional inventory to supplement the inventory supplied by exchange members. Despite the headwinds faced by this business it remains a capital-light, high-margin business that generates significant cash flows. We continue to focus on stabilizing the long-term earnings and cash flow generation of this business through operational improvements, new strategic partnerships, and digital initiatives.
While we continue to benefit from the changes we made to our marketing criteria to strengthen sales efficiencies and improve the performance of our vacation ownership contract receivables (“VOCR”) portfolio, similar to a number of other companies, we are experiencing some pressure on our loan portfolio primarily due to delinquencies remaining elevated over historical levels. However, delinquency levels have begun to normalize with sequential improvement each quarter as compared to the first quarter of the year.

Our interest expense during the first nine months of 2026 was benefitted by savings associated with our 2025 and 2026 corporate debt refinancing activities. The 2025 refinancing activities reduced the associated interest rate spread on borrowings under our revolving credit facility by 25 basis points at all pricing levels, reduced the interest rate on our term loan B facility by 50 basis points, and provided for a nearly 50 basis point interest rate reduction on our refinanced $350 million notes. During the second quarter of 2026, we reduced the associated interest rate on our refinanced $650 million notes by nearly 40 basis points. As a result, we saw savings of $4 million in interest expense for the nine months ended September 30, 2026.
Investor demand for our securitizations remained strong, and spreads remained near historically tight levels, demonstrating continued confidence in the quality and dependability of our Vacation Ownership business. Although spreads on our securitizations have remained relatively tight, increases in benchmark interest rates driven by inflation and monetary policy expectations have contributed to higher weighted average coupon rates on our more recent transactions. During the first quarter of 2026, we closed on a $325 million term securitization with a 98% advance rate and weighted average coupon rate of 5.11%, which is well below the average interest rate on our portfolio creating significant interest income opportunities and serving to strengthen our liquidity position. During the third quarter of 2026, we closed on a $300 million term securitization with a 98% advance rate and weighted average coupon rate of 5.52%. Subsequent to the end of the third quarter, we closed on additional term securitization financings of $300 million with a 98% advance rate and weighted average coupon rate of 6.18%. These transactions reflect our ability to access the capital markets even during times of market volatility.

While overall we had a strong nine months, the sustained effects of hostilities in the Middle East, inflationary pressures, rising interest rates and rate volatility, high fuel costs, and risk of recession inherently result in uncertainty in business trends and consumer behavior. Since our Vacation Ownership and Travel and Membership businesses are highly dependent on the health of the travel industry, declines in, or disruptions to, the industry such as those caused by adverse economic conditions may adversely affect us. We are also subject to the other risks and uncertainties discussed in “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
Resort Optimization Initiative
In order to promote the long-term strength of our vacation ownership resorts, during 2025 we undertook a strategic review with the intent of optimizing the overall quality of our resort portfolio, aligning with evolving owner preferences, preserving the affordability of maintenance fees, and mitigating the need for costly special assessments in the future. This review identified 17 resorts requiring significant owner reinvestment, or those located in markets that no longer align with owner demand. This initiative has generated, and is expected to generate further, meaningful savings attributable to developer obligations, which represent the maintenance fees we incur on unsold VOIs. Such savings are partially offset by the loss of, or reduction in, VOI sales and property management fees earned at the impacted resorts, but are expected to result in a positive net impact to Adjusted EBITDA. These benefits are reflected in the $57 million reduction in developer obligations associated with this initiative through the first nine months of the year, as compared to the prior year.
In connection with these actions, we incurred $233 million of charges in 2025. These charges are discussed further in Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements, along with a description of the restructuring plan we are undertaking in connection with this strategic review.
During the nine months ended September 30, 2026, we incurred an additional $35 million of charges associated with the resort optimization initiative, consisting of $14 million of inventory impairment charges and $13 million of inventory write-downs driven by actions that were approved by owners during the first half of 2026, and $8 million of resort closure, severance, and other associated employee costs.
As of September 30, 2026, we have received confirmation of both HOA board and required member approvals of the proposed actions under this initiative.

Pillar Two
The Organization for Economic Co-operation and Development (“OECD”), continues to advance initiatives, including Pillar Two which introduced a global minimum tax at a rate of 15%. A number of countries have implemented the OECD’s Pillar Two rules with varying effective dates for different aspects of the directive. As of September 30, 2026, based on the countries in which we do business that have enacted legislation in effect as of January 1, 2026, the impact of these rules did increase our effective tax rate but overall the impact to our financial statements was not material. This may change as other countries enact similar legislation and further guidance is released. We continue to closely monitor regulatory developments to assess potential impacts, including the OECD’s published administrative guidance, released January 5, 2026, on a side-by-side system, which would effectively exempt U.S. multinationals from certain provisions of Pillar Two.
Recent Legislation
On July 4, 2025, the bill commonly referred to as the “One Big Beautiful Bill Act” was signed into law. Among other provisions, the bill extends permanently, with modifications, tax provisions enacted as part of the 2017 Tax Cuts and Jobs Act and restores and makes permanent many business provisions, such as full expensing for research and development and capital investments. In addition, the bill contains other new tax relief measures and various revenue raising measures. The legislation has multiple effective dates. For the provisions effective in 2026 and 2025, there was no material impact to our effective tax rate for the three and nine months ended September 30, 2026, or the year ended December 31, 2025. We do not expect the impact to be material to our full year 2026 effective tax rate.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended September 30, 2026 and 2025. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our businesses. Refer to the Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025 section for a discussion on how these operating statistics affected our business for the periods presented.

	Three Months Ended September 30,
	2026	2025	% Change (h)
Vacation Ownership (a)
Gross VOI sales (in millions) (b) (i)	$720	$682	5.5
Tours (in 000s) (c)	213	200	6.6
Volume per guest (d)	$3,286	$3,304	(0.6)
Travel and Membership
Transactions (in 000s) (e)
Exchange	174	206	(15.5)
Travel Club	226	216	4.4
Total transactions	400	422	(5.3)
Revenue per transaction (f)
Exchange	$357	$351	1.7
Travel Club	$178	$215	(17.0)
Total revenue per transaction	$256	$281	(9.0)
Average number of exchange members (in 000s) (g)	3,328	3,322	0.2

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
(i)The following table provides a reconciliation of Vacation ownership interest sales, net to Gross VOI sales for the three months ended September 30, 2026 and 2025 (in millions):

	2026	2025
Vacation ownership interest sales, net	$545	$494
Loan loss provision	148	146
Gross VOI sales, net of Fee-for-Service sales	693	640
Fee-for-Service sales (1)	27	42
Gross VOI sales	$720	$682

(1)Represents total sales of VOIs through our Fee-for-Service programs where inventory is sold through our sales and marketing channels for a commission. The Fee-for-Service commission revenues were $12 million and $22 million for the three months ended September 30, 2026 and 2025. These commissions are reported within Service and membership fees on the Condensed Consolidated Statements of Income.

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,
	2026	2025	Favorable/(Unfavorable)
Net revenues	$1,101	$1,044	$57
Expenses	906	830	(76)
Operating income	195	214	(19)
Interest expense	56	60	4
Other (income), net	(2)	(1)	1
Interest (income)	(5)	(3)	2
Income before income taxes	146	158	(12)
Provision for income taxes	38	47	9
Net income attributable to Travel + Leisure Co. shareholders	$108	$111	$(3)
Net revenues increased $57 million for the three months ended September 30, 2026, compared with the same period last year. This increase was favorably impacted by foreign currency of $5 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$73 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of an increase in tours and contributions from the Acquisitions; and higher property management revenues, including contributions from the Acquisitions, resulting from higher property management fees and reimbursable revenues; partially offset by
•$20 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue as a result of a higher mix of Travel Club transactions which generally produce lower revenue per transaction along with an increased mix of transactions sourced from lower commission partners.
Expenses increased $76 million for the three months ended September 30, 2026, compared with the same period last year. This increase in expenses was unfavorably impacted by foreign currency of $3 million. Excluding the impacts of foreign currency, the increase in expenses was primarily the result of:
•$25 million increase in marketing costs in support of increased tour flow and sales volume at the Vacation Ownership segment;
•$21 million increase in property management expenses (including $8 million from the Acquisitions) due to higher reimbursable resort operating costs and expenses;
•$18 million increase in deal costs associated with the Acquisitions;
•$17 million increase in sales and commission expenses at the Vacation Ownership segment (including $8 million from the Acquisitions) due to higher Gross VOI sales, net of Fee-for-Service sales;
•$13 million increase in cost of VOIs sold primarily driven by product mix; and
•$12 million increase in restructuring costs.
These increases were partially offset by a $16 million decrease in developer obligation due to the resort optimization initiative, and a $9 million decrease in sales and commission expense at the Vacation Ownership segment for VOI Fee-for-Service sales due to lower volume.
Interest expense decreased $4 million for the three months ended September 30, 2026, compared with the same period last year due to lower average effective interest rates on corporate debt, partially offset by higher average debt balance during 2026.
Our effective tax rates were 25.8% and 30.0% during the three months ended September 30, 2026 and 2025. The effective tax rate for the three months ended September 30, 2026 was primarily impacted by the jurisdictional mix of income with an increase in foreign income taxed at lower rates. The effective tax rate for the three months ended September 30, 2025 was primarily impacted by an increase in taxes on foreign income.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders decreased $3 million for the three months ended September 30, 2026 as compared to the same period last year.

Our segment results are as follows (in millions):

	Three Months Ended
	September 30,
Net revenues	2026	2025
Vacation Ownership	$953	$876
Travel and Membership	150	169
Total reportable segments	1,103	1,045
Corporate and other (a)	(2)	(1)
Total Company	$1,101	$1,044

	Three Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$108	$111
Interest expense (b)	56	60
Provision for income taxes	38	47
Depreciation and amortization	35	31
Acquisition and divestiture related deal costs	18	—
Stock-based compensation	15	12
Restructuring	12	—
Inventory write-downs and asset impairments, net (c)	2	7
Integration costs	1	—
Interest (income)	(5)	(3)
Other (d)	3	1
Adjusted EBITDA	$283	$266

	Three Months Ended
	September 30,
Adjusted EBITDA	2026	2025
Vacation Ownership	$250	$231
Travel and Membership	51	58
Total reportable segments	301	289
Corporate and other (a)	(18)	(23)
Total Company	$283	$266

(a)Includes the elimination of transactions between segments.
(b)Includes $1 million of debt extinguishment costs related to the Acquisitions during the three months ended September 30, 2026.
(c)Includes $2 million of inventory write-downs and impairments related to the resort optimization initiative for the three months ended September 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(d)Includes $2 million of resort closure and employee related costs associated with the resort optimization initiative, included within Operating expense on the Condensed Consolidated Statements of Income during the three months ended September 30, 2026.
Vacation Ownership
Net revenues increased $77 million and Adjusted EBITDA increased $19 million for the three months ended September 30, 2026, compared with the same period of 2025. The net revenue increase was favorably impacted by foreign currency of $4 million and Adjusted EBITDA was favorably impacted by $2 million of foreign currency.
The net revenue increase, excluding the foreign currency impacts, was primarily driven by:
•$50 million increase in Gross VOI sales, net of Fee-for-Service sales, (including $21 million from the Acquisitions) due to a 6.6% increase in tours, partially offset by a 0.6% decrease in VPG;
•$30 million increase in property management revenues (including $13 million from the Acquisitions) due to $16 million higher reimbursable revenues and $15 million higher property management revenues; and a
•$3 million increase in consumer finance revenues due to interest revenue generated from the acquired portfolios.

These increases were partially offset by an $11 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales.
In addition to the net revenue change explained above, and excluding foreign currency, Adjusted EBITDA was further impacted by:
•$25 million increase in marketing costs in support of increased tour flow and sales volume;
•$21 million increase in property management expenses (including $8 million from the Acquisitions) due to higher reimbursable resort operating costs and expenses;
•$17 million increase in sales and commission expenses (including $8 million from the Acquisitions) due to higher Gross VOI sales, net of Fee-for-Service sales;
•$13 million increase in cost of VOIs sold primarily driven by product mix; and a
•$5 million increase in general and administrative expenses attributable to the Acquisitions.
These increases were partially offset by a $16 million decrease in developer obligation due to the resort optimization initiative, and a $9 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $19 million and Adjusted EBITDA decreased $7 million during the three months ended September 30, 2026, compared with the same period of 2025. The net revenue decrease was favorably impacted by foreign currency of $1 million and Adjusted EBITDA was not materially impacted by foreign currency.
The decrease in net revenues was primarily driven by a $17 million decline in transaction revenue mostly due to a 15.5% reduction in Exchange transaction volume partially offset by a 4.4% increase in Travel Club transaction volume, which carry a lower revenue per transaction than Exchange transactions. Exchange transactions were impacted by an increased mix of Exchange members with a club affiliation who have a lower transaction propensity. Although Travel Club transactions increased, the associated revenue per transaction decreased as a result of an increased mix of transactions sourced from lower commission partners. Net revenues were also impacted by a $2 million decrease in subscription revenue.
In addition to the net revenue decrease explained above, Adjusted EBITDA was further impacted by:
•$9 million decrease in cost of sales in line with the decline in transaction revenue above; and
•$3 million of employee related cost savings mostly due to the strategic restructuring of this segment; which focused on enhancing organizational efficiency and rationalizing operations.
Corporate and other
For the three months ended September 30, 2026 Corporate and other net revenue decreased $1 million and Adjusted EBITDA increased $5 million. The adjusted EBITDA increase was driven by $5 million of lower legal fees.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025
Our consolidated results are as follows (in millions):

	Nine Months Ended September 30,
	2026	2025	Favorable/(Unfavorable)
Net revenues	$3,125	$2,996	$129
Expenses	2,561	2,420	(141)
Operating income	564	576	(12)
Interest expense	171	175	4
Other (income), net	(7)	(3)	4
Interest (income)	(9)	(6)	3
Income before income taxes	409	410	(1)
Provision for income taxes	113	119	6
Net income attributable to Travel + Leisure Co. shareholders	$296	$291	$5
Net revenues increased $129 million for the nine months ended September 30, 2026 compared with the same period last year. This increase was favorably impacted by foreign currency of $18 million. Excluding the impacts of foreign currency, the increase in net revenues was primarily the result of:
•$157 million of increased revenues at our Vacation Ownership segment primarily due to an increase in net VOI sales as a result of an increase in tours, higher VPGs, and contributions from the Acquisitions; higher property management revenues, including contributions from the Acquisitions, resulting from higher property management fees and reimbursable revenues; and higher travel package and incentive revenues; partially offset by a decrease in commission revenues. This increase in revenues was partially offset by:
•$46 million of decreased revenues at our Travel and Membership segment primarily due to a decrease in transaction revenue due to lower exchange transactions and lower revenue per transaction.
Expenses increased $141 million for the nine months ended September 30, 2026 compared with the same period last year and were unfavorably impacted by foreign currency of $11 million. Excluding the impacts of foreign currency, the increase in expenses was primarily due to:
•$61 million increase in marketing costs driven by our Vacation Ownership segment in support of increased sales volume and tour flow;
•$46 million increase in sales and commission expenses (including $8 million from the Acquisitions) at the Vacation Ownership segment due to higher Gross VOI sales, net of Fee-for-Service sales;
•$30 million increase in property management expenses (including $8 million from the Acquisitions) due to higher reimbursable resort operating costs and expenses;
•$27 million of inventory write-downs and impairments related to the resort optimization initiative;
•$19 million increase in deal costs associated with the Acquisitions;
•$18 million increase in general and administrative expenses driven by $18 million increased employee compensation;
•$10 million increase in restructuring costs;
•$8 million of resort closure, severance, and other associated employee costs related to the resort optimization initiative; and a
•$7 million increase in depreciation.
These increases were partially offset by:
•$57 million decrease in developer obligations due to the resort optimization initiative;
•$21 million decrease in sales and commission expense at the Vacation Ownership segment for VOI Fee-for-Service sales due to lower volume;
•$12 million decrease in cost of sales at the Travel and Membership segments, in line with the decline in transaction revenue; and
•$7 million of cost savings related to the 2025 strategic restructuring of the Travel and Membership segment, which focused on enhancing organizational efficiency and rationalizing operations.

Interest expense decreased $4 million for the nine months ended September 30, 2026, compared with the same period last year due to lower average effective interest rates on corporate debt.
Other income, net of other expense increased $4 million for the nine months ended September 30, 2026, compared with the same period last year, primarily due to asset sales during the current year.
Interest income increased $3 million for the nine months ended September 30, 2026, compared with the same period last year due to higher interest rates.
Our effective tax rates were 27.6% and 29.1% for the nine months ended September 30, 2026 and 2025. The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the jurisdictional mix of income with an increase in foreign income taxed at lower rates. The effective tax rate for the nine months ended September 30, 2025 was primarily impacted by an increase in unrecognized tax benefits and taxes on foreign income offset by a decrease in state taxes.
As a result of these items, Net income attributable to Travel + Leisure Co. shareholders increased $5 million for the nine months ended September 30, 2026 as compared to the same period last year.
Our segment results are as follows (in millions):

	Nine Months Ended
	September 30,
Net Revenues	2026	2025
Vacation Ownership	$2,658	$2,486
Travel and Membership	471	514
Total reportable segments	3,129	3,000
Corporate and other (a)	(4)	(4)
Total Company	$3,125	$2,996

	Nine Months Ended
	September 30,
Reconciliation of Net income to Adjusted EBITDA	2026	2025
Net income attributable to Travel + Leisure Co. shareholders	$296	$291
Interest expense (b)	171	175
Provision for income taxes	113	119
Depreciation and amortization	99	92
Stock-based compensation	44	38
Inventory write-downs and asset impairments, net (c)	27	8
Acquisition and divestiture related deal costs	19	—
Restructuring	10	—
Integration costs	1	—
Legacy items	(5)	—
Interest (income)	(9)	(6)
Other (d)	11	1
Adjusted EBITDA	$777	$718

	Nine Months Ended
	September 30,
Adjusted EBITDA	2026	2025
Vacation Ownership	$688	$608
Travel and Membership	160	181
Total reportable segments	848	789
Corporate and other (a)	(71)	(71)
Total Company	$777	$718

(a)Includes the elimination of transactions between segments.
(b)Includes $2 million of debt modification costs associated with refinancing of the $650 million 6.625% secured notes due July 2026 for the nine months ended September 30, 2026 and $1 million of debt extinguishment costs related to the Acquisitions.

(c)Includes $27 million of inventory write-downs and impairments related to the resort optimization initiative during the nine months ended September 30, 2026, included in Cost of vacation ownership interests on the Condensed Consolidated Statements of Income.
(d)Includes $10 million of resort closure and employee related costs associated with the resort optimization initiative, included within Operating expense on the Condensed Consolidated Statements of Income and $1 million for other items that meet the conditions of unusual and/or infrequent.
Vacation Ownership
Net revenues increased $172 million and Adjusted EBITDA increased $80 million during the nine months ended September 30, 2026 compared with the same period of 2025. The net revenue increase was favorably impacted by foreign currency of $15 million and Adjusted EBITDA was favorably impacted by foreign currency of $6 million.
The net revenue increase excluding the impact of foreign currency was primarily driven by:
•$156 million increase in gross VOI sales, net of Fee-for-Service sales, (including $21 million from the Acquisitions) due to a 4.3% increase in tours and a 1.5% increase in VPG;
•$39 million increase in property management revenues (including $13 million from the Acquisitions) primarily due to higher management fees and reimbursable revenues;
•$10 million increase in other operating revenue primarily due to higher VOI travel package and incentive revenues; and a
•$4 million increase in consumer finance revenues due to interest revenue generated from the acquired portfolios.
These increases were partially offset by a $30 million decrease in commission revenues due to lower volume of VOI Fee-for-Service sales and a $22 million increase in our provision for loan losses primarily due to higher gross VOI sales, net of Fee-for-Service sales.
In addition to the net revenue change explained above, Adjusted EBITDA was further impacted by a:
•$65 million increase in marketing costs in support of increased sales volume and tour flow;
•$46 million increase in sales and commission expenses (including $8 million from the Acquisitions) due to higher gross VOI sales, net of Fee-for-Service sales;
•$30 million increase in property management expenses (including $8 million from the Acquisitions) due to higher reimbursable resort operating costs and expenses; and a
•$16 million increase in general and administrative expenses driven by a $9 million increase in employee compensation, a $3 million increase in legal fees, and a $3 million increase related to the Acquisitions.
These increases were partially offset by a $57 million decrease in developer obligations due to the resort optimization initiative, and a $21 million decrease in sales and commission expense for VOI Fee-for-Service sales due to lower volume.
Travel and Membership
Net revenues decreased $43 million and Adjusted EBITDA decreased $21 million during the nine months ended September 30, 2026 compared with the same period of 2025. The decrease in Net revenues was favorably impacted by foreign currency of $3 million and the decrease in Adjusted EBITDA was favorably impacted by $1 million.
The decrease in net revenues was primarily driven by a $40 million decrease in transaction revenue due to a 13.6% reduction in Exchange transaction volume partially offset by a 15.6% increase in Travel Club transaction volume, which carry a lower revenue per transaction than Exchange transactions. Exchange transactions were impacted by an increased mix of Exchange members with a club affiliation who have a lower transaction propensity. Although Travel Club transactions increased, the associated revenue per transaction decreased as a result of a shift in the mix amongst affiliates, resulting in lower commissions. Net revenues were also impacted by a $5 million decrease in subscription revenue due to lower member counts.
In addition to the revenue change explained above, Adjusted EBITDA was further impacted by:
•$12 million decrease in cost of sales in line with the decline in transaction revenue above; and
•$7 million of cost savings mostly due to the strategic restructuring of this segment, which focused on enhancing organizational efficiency and rationalizing operations.
Corporate and other
For the nine months ended September 30, 2026, Corporate and other net revenue and Adjusted EBITDA were both flat compared to 2025.

RESTRUCTURING PLANS
2026 Restructuring Plan
During the third quarter of 2026, we incurred $12 million of restructuring charges associated with the 2026 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 300 employees and other expenses. The 2026 restructuring plan charges consisted of (i) $7 million of personnel-related costs at the Travel and Membership segment, and (ii) $5 million related to the termination of a contractual arrangement with a third party. All material initiative and related expenses have been incurred as of September 30, 2026. The 2026 restructuring liability was reduced by $6 million of cash payments during the nine months ended September 30, 2026. The remaining 2026 restructuring liability of $6 million is expected to be paid by the end of 2027.
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
We incurred an additional $35 million of costs associated with this initiative during the nine months ended September 30, 2026 at the Vacation Ownership segment, consisting of $27 million of inventory write-downs and impairments included within Cost of vacation ownership interests on the Condensed Consolidated Statements of Income, $10 million of resort closure and other associated employee costs included within Operating expense, and a $2 million reversal of severance and related benefits included within Restructuring expenses for costs incurred on behalf of the HOAs in 2025 subject to reimbursement.
As of December 31, 2025, there were $4 million of restructuring liabilities associated with this initiative. This liability was reduced by $2 million of cash payments during the nine months ended September 30, 2026. The remaining resort optimization initiative liability of $2 million is expected to be paid by the end of 2027. See Note 20—Restructuring—Resort Optimization Initiative to the Condensed Consolidated Financial Statements for additional details.
2025 Restructuring Plan
During 2025, we incurred $15 million of restructuring charges associated with the 2025 restructuring plan. These charges included personnel-related costs resulting from a reduction of approximately 250 employees and other expenses. These charges consisted of (i) $7 million of personnel-related costs at our corporate operations, (ii) $5 million of personnel-related costs and $2 million of fees associated with the termination of a licensing agreement at the Travel and Membership segment, and (iii) $1 million of personnel-related costs at the Vacation Ownership segment. All material initiative and related expenses were incurred as of December 31, 2025. As of December 31, 2025, this restructuring liability was $12 million. The 2025 restructuring liability was reduced by $12 million of cash payments during the nine months ended September 30, 2026. The remaining 2025 restructuring liability of less than $1 million is expected to be paid by the end of 2027.
Prior Restructuring Plans
We also have plans that were implemented prior to 2025. The remaining liability of $11 million under these plans as of September 30, 2026 is expected to be paid by the end of 2029. See Note 20—Restructuring to the Condensed Consolidated Financial Statements for additional details of our restructuring activities.

FINANCIAL CONDITION

(In millions)	September 30, 2026	December 31, 2025	Change
Total assets	$7,301	$6,760	$541
Total liabilities	$8,308	$7,742	$566
Total (deficit)	$(1,007)	$(982)	$(25)
Total assets increased by $541 million from December 31, 2025 to September 30, 2026, primarily due to:
•$99 million increase in Other assets driven by $46 million increase in non-trade receivables; $27 million related to a right-to-recover asset moved from inventory; $19 million increase in tax receivables; $10 million increase in derivatives, $8 million of inventory transferred to assets held-for-sale during 2026 in connection with the resort optimization initiative, $7 million of development advances, $5 million increase in deferred compensation costs, partially offset by $27 million decrease related to timing of payroll payments;
•$98 million increase in Other intangibles, net driven by the Acquisitions;
•$76 million increase in Property and equipment, net driven by $63 million of property and equipment additions and $55 million related to the Acquisitions, and $36 million of net transfers of completed VOI inventory from Inventory, partially offset by $90 million of depreciation expense;
•$73 million increase in Goodwill due to the Acquisitions during the third quarter 2026;
•$53 million increase in Cash and cash equivalents driven by the issuance of $900 million 6.25% secured notes due June 2031, $388 million of Net cash provided by operating activities, and $322 million of net issuances on the revolving credit facility, partially offset by repayment of the $650 million notes which were due July 2026, $290 million in payments for the Acquisitions, net of cash acquired, $250 million paid for share repurchases, $114 million of dividend payments, $104 million net payments on Non-recourse vacation ownership debt, $63 million of property and equipment additions, $30 million to relieve debt acquired in the Acquisitions; $19 million used for debt issuance/modification costs, and $17 million for the net share settlement of incentive equity awards;
•$49 million increase in Vacation ownership contract receivables, net driven by $1.16 billion of net VOCR originations and $114 million obtained from the Acquisitions, partially offset by $845 million of principal collections and net provision for loan losses of $389 million;
•$35 million increase in Prepaid expenses driven by a $16 million increase in prepaid marketing, $12 million increase in prepaid maintenance, and $10 million increase in other prepayments due to timing of contract renewals;
•$20 million increase in Inventory driven by $151 million of inventory acquisitions, $24 million from the Acquisitions, partially offset by $59 million of VOI inventory sales, $36 million of net transfers of completed VOI inventory to Property and equipment, net, $27 million of inventory write-downs and impairments associated with the resort optimization initiative, $27 million related to right-to-recover asset moved to other assets; and $8 million of inventory transferred to assets held-for-sale as a result of member approvals during 2026 for the remaining resorts identified as part of the resort optimization initiative;
•$20 million increase in restricted cash driven by $25 million increase in escrow funds, partially offset by $5 million decrease in securitized restricted cash; and a
•$18 million increase in Trade receivables, net driven by increased receivables associated with property management and reimbursable expenses.
Total liabilities increased by $566 million from December 31, 2025 to September 30, 2026, primarily due to:
•$567 million increase in Debt primarily due to the issuance of $900 million 6.25% secured notes due June 2031 and $322 million of net borrowings on the revolving credit facility, partially offset by repayment of the $650 million notes which were due July 2026;
•$55 million increase in Accrued expenses and other liabilities including increases of $18 million accrued expenses from the Acquisitions; $17 million of net premiums received for the captive insurance program we manage on behalf of homeowners associations; $12 million funds on deposit; $10 million derivative liabilities; and $9 million accrued marketing, partially offset by decreases of $10 million of accrued employee costs, and $9 million restructuring liabilities;
•$42 million increase in Deferred income taxes driven by $21 million associated with the Acquisitions, principally related to installment sales, and an additional $18 million related to installment sales from our existing operations; and
•$16 million increase in Accounts payable driven by payment timing.

These increases were partially offset by:
•$99 million decrease in Non-recourse vacation ownership debt driven by $104 million of net repayments, partially offset by $5 million of foreign exchange impacts; and
•$15 million decrease in deferred income due to decreases in deferred VOI trial package revenue of $5 million, deferred subscription revenues of $4 million, and deferred co-branded credit card program revenue of $4 million.
Total deficit increased $25 million from December 31, 2025 to September 30, 2026, primarily due to $250 million of share repurchases and $114 million of dividends, partially offset by $296 million of Net income attributable to Travel + Leisure Co. shareholders and $43 million of stock-based compensation.
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
Cash and Cash Equivalents
As of September 30, 2026, we had $306 million of Cash and cash equivalents, which includes highly-liquid investments with an original maturity of three months or less.
$1.0 Billion Revolving Credit Facility
We generally utilize our revolving credit facility to finance our short-term to medium-term business operations, as needed. The facility expires in June 2030 and had $614 million of available capacity as of September 30, 2026.
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
As of September 30, 2026, our interest coverage ratio was 5.46 to 1.0 and our first lien leverage ratio was 3.28 to 1.0. These ratios do not include interest expense or indebtedness related to any qualified securitization financing (as defined in the credit agreement). As of September 30, 2026, we were in compliance with the financial covenants described above.
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
These transactions reinforce our expectation that we will maintain adequate liquidity for the next year and beyond. As of September 30, 2026, we had $3.63 billion of outstanding borrowings under our secured notes and term loan B facility with maturities ranging from 2027 to 2033.
Non-recourse Vacation Ownership Debt
Our Vacation Ownership business finances certain of its VOCRs through (i) asset-backed conduit facilities and (ii) term asset-backed securitizations, all of which are non-recourse to us with respect to principal and interest. For the securitizations, we pool qualifying VOCRs and sell them to bankruptcy-remote entities, all of which are consolidated into the accompanying Condensed Consolidated Balance Sheets. We plan to continue using these sources to finance certain VOCRs. We believe that our USD bank conduit facility, with a term through August 2027, and our AUD/NZD bank conduit facility, with a term through December 2026, amounting to a combined capacity of $755 million ($309 million available as of September 30, 2026), along with our ability to issue term asset-backed securities, provide sufficient liquidity to finance the sale of VOIs beyond the next year.
We closed on securitization financings of $325 million and $300 million during the nine months ended September 30, 2026, and subsequent to the end of the quarter, we closed on additional securitization financings of $300 million. During the full year of 2025, we closed on $950 million of securitization financings. These transactions positively impacted our liquidity and reinforce our expectation that we will maintain adequate liquidity for the next year and beyond.
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
Each of our non-recourse securitized term notes and the bank conduit facilities contain various triggers relating to the performance of the applicable loan pools. If the VOCR pool that collateralizes one of our securitization notes fails to perform within the parameters established by the contractual triggers (such as higher default or delinquency rates), there are provisions pursuant to which the cash flows for that pool will be maintained in the securitization as extra collateral for the note holders or applied to accelerate the repayment of outstanding principal to the note holders. As of September 30, 2026, all of our securitized loan pools were in compliance with applicable contractual triggers.
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

Material Cash Requirements
The following table summarizes material future contractual obligations of our continuing operations as of September 30, 2026 (in millions). We plan to fund these obligations, along with our other cash requirements, with net cash from operations, cash and cash equivalents, and through the use of our revolving credit facilities, bank conduit facilities, and continued access to debt markets.

	10/1/26 - 9/30/27	10/1/27 - 9/30/28	10/1/28 - 9/30/29	10/1/29 - 9/30/30	10/1/30 - 9/30/31	Thereafter	Total
Debt (a)	$419	$16	$13	$2,221	$901	$500	$4,070
Non-recourse debt (b)	227	281	429	183	201	726	2,047
Interest on debt (c)	329	301	282	166	77	78	1,233
Purchase commitments (d)	528	328	125	30	18	129	1,158
Operating leases	28	26	23	14	11	78	180
Inventory financing obligation (e)	25	—	—	—	—	—	25
Total (f)	$1,556	$952	$872	$2,614	$1,208	$1,511	$8,713

(a)Represents required principal payments on notes, term loans, and finance leases.
(b)Represents required principal payments on debt that is securitized through bankruptcy-remote special purpose entities; the creditors of which have no recourse to us for principal and interest.
(c)Includes interest on debt and non-recourse debt; estimated using the stated interest rates.
(d)Includes $522 million related to the development of vacation ownership properties, $479 million for marketing related activities, and $102 million for information technology activities.
(e)Represents an inventory financing obligation with a third-party developer, including associated interest (see Note 7—Inventory to the Condensed Consolidated Financial Statements for further detail) of which $25 million is included within Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
(f)Excludes a $37 million liability for unrecognized tax benefits as it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.
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
In addition to the key contractual obligation and separation related commitments described above, we also utilize surety bonds in our Vacation Ownership business for sales and development transactions in order to meet regulatory requirements of certain states. In the ordinary course of our business, we have assembled commitments from 13 surety providers in the amount of $2.38 billion, of which we had $553 million outstanding as of September 30, 2026. The availability, terms and conditions and pricing of bonding capacity are dependent on, among other things, continued financial strength and stability of the insurance company affiliates providing the bonding capacity, general availability of such capacity, and our corporate credit rating. If the bonding capacity is unavailable or, alternatively, the terms and conditions and pricing of the bonding capacity are unacceptable to us, our Vacation Ownership business could be negatively impacted.
As of September 30, 2026, our secured debt is rated Ba3 with a “stable outlook” by Moody’s Investors Service, Inc., BB- with a “stable outlook” by Standard & Poor’s Rating Services, and BB+ with a “positive outlook” by Fitch Rating Agency. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity, or any future credit rating.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents, and restricted cash (in millions):

	Nine Months Ended September 30,
Cash provided by/(used in)	2026	2025	Change
Operating activities	$388	$516	$(128)
Investing activities	(353)	(78)	(275)
Financing activities	33	(360)	393
Effects of changes in exchange rates on cash and cash equivalents	5	7	(2)
Net change in cash, cash equivalents and restricted cash	$73	$85	$(12)
Operating Activities
Net cash provided by operating activities decreased $128 million for the nine months ended September 30, 2026 compared to the prior year, primarily due to $46 million of higher net income tax payments, $40 million of lower customer advance payments, and a $19 million increase in cash used for vacation ownership inventory.
Investing Activities
Net cash used in investing activities increased $275 million during the nine months ended September 30, 2026 compared to the prior year. This increase is primarily due to a $290 million cash used for the Acquisitions during 2026 and $8 million of lower net proceeds on investments, partially offset by $22 million decrease in capital expenditures.
Financing Activities
Net cash provided by financing activities was $33 million during the nine months ended September 30, 2026, compared with Net cash used in financing activities of $360 million in the prior year. The variance was primarily due to a $447 million increase in net proceeds from corporate debt, partially offset by a $39 million increase in share repurchases and a $16 million decrease in proceeds from the issuance of common stock.
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
During the nine months ended September 30, 2026, we spent $151 million on vacation ownership development projects (inventory). We believe that our Vacation Ownership business currently has adequate finished inventory to support vacation ownership sales for several years. We anticipate full year spending between $200 million and $215 million for vacation ownership projects in 2026. After factoring in the anticipated additional annual spending, and the impacts of the resort optimization initiative discussed in Note 20—Restructuring to the Condensed Consolidated Financial Statements, we expect to have adequate inventory to support vacation ownership sales through at least the next three to four years.
During the nine months ended September 30, 2026, we spent $63 million on capital expenditures, primarily for information technology (digital and new club initiatives) and sales center facility enhancements. During 2026, we anticipate spending between $90 million and $95 million on capital expenditures, primarily for continuation of information technology digital enhancements to our sales and reservation systems, sales center facility renovation and expansion, and resort improvements.
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
Share Repurchase Program
On August 20, 2007, our Board authorized a share repurchase program that enables us to purchase our common stock. As of September 30, 2026, the Board has increased the capacity of the program 11 times, most recently in February 2026 by $750 million, bringing the total authorization under the current program to $7.75 billion. During the nine months ended September 30, 2026, we repurchased 3.5 million shares at an average price of $71.12 for a cost of $250 million, bringing the total share repurchased under this authorization to $7.20 billion. Since the inception of this program, proceeds received from stock option exercises have increased the repurchase capacity by $117 million, resulting in $671 million of remaining availability under this program as of September 30, 2026.
The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors, including capital allocation priorities. Repurchases may be conducted in the open market or in privately negotiated transactions.
Dividends
We paid cash dividends of $0.60 and $0.56 per share during the first three quarters of 2026 and 2025. The aggregate dividends paid to shareholders were $114 million during both the nine months ended September 30, 2026 and 2025. Our long-term plan is to grow our dividend at the rate of growth of our earnings at a minimum. The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice, and other factors that our Board deems relevant. There is no assurance that a payment of a dividend or a dividend at current levels will occur in the future.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We assess our market risks based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. We used September 30, 2026 market rates to perform sensitivity analyses separately for each of our market risk exposures: interest and foreign currency rate instruments. The estimates assume instantaneous, parallel shifts in interest rate yield curves and exchange rates. There were no changes to the assumptions used in this model in 2026 compared to 2025.
We have determined through such analyses, that a hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $5 million increase or decrease in annual debt interest expense during the nine months ended September 30, 2026. A hypothetical 10% change in the interest rates would have resulted in a $2 million increase or decrease in annual consumer financing interest expense and a $4 million increase or decrease in annual debt interest expense during the nine months ended September 30, 2025. We have determined that a hypothetical 10% change in the foreign currency exchange rates would have resulted in an increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts of $8 million and $7 million during the nine months ended September 30, 2026 and 2025, which would generally be offset by an opposite effect on the underlying exposure being economically hedged. As such, we believe that a 10% change in interest rates or foreign currency exchange rates would not have a material effect on our prices, earnings, fair values, or cash flows.
Our variable rate borrowings, which include our term loan B facility, non-recourse conduit facilities, and revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings at September 30, 2026, was $446 million in non-recourse debt and $1.23 billion in corporate debt. A 100 basis point change in the underlying interest rates as of September 30, 2026 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $12 million increase or decrease in our annual debt interest expense. The total outstanding balance of such variable rate borrowings at September 30, 2025, was $397 million in non-recourse debt and $998 million in corporate debt. A 100 basis point change in the underlying interest rates as of September 30, 2025 would result in a $4 million increase or decrease in annual consumer financing interest expense and a $10 million increase or decrease in our annual debt interest expense.
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
(b)Internal Control Over Financial Reporting. During the quarter ended September 30, 2026, we implemented the first phase of a new enterprise resource planning (“ERP”) system to update our existing core financial systems. As a result of this implementation, we updated certain existing controls and procedures related to the ERP system to maintain appropriate internal control over financial reporting.
The Company completed the acquisitions of Yes& Vacations and Spinnaker Resorts (collectively the “Acquisitions”) during the quarter ended September 30, 2026. We are currently assessing internal controls over financial reporting and integrating the Acquisitions with our existing internal controls over financial reporting. As permitted by the SEC guidance for newly acquired businesses, management intends to exclude the Acquisitions from our evaluation of internal control over financial reporting for the year ended December 31, 2026.

There were no other changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2026, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 18, 2026, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2026, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (a)
July 2026 (July 1-31)	353,090	$74.75	353,090	$719,041,856
August 2026 (August 1-31)	340,139	$74.06	340,139	$694,042,578
September 2026 (September 1-30)	356,455	$65.69	356,455	$670,626,205
Total	1,049,684	$71.45	1,049,684	$670,626,205
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) None.
(b) None.
(c) On August 3, 2026, Sy Esfahani, Chief Technology Officer, terminated the Rule 10b5-1 trading arrangement dated May 14, 2026 for the sale of up to 76,821 shares of the Company’s common stock.

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

TRAVEL + LEISURE CO.

Date: October 27, 2026	By:	/s/ Erik Hoag
Erik Hoag
Chief Financial Officer

Date: October 27, 2026	By:	/s/ Thomas M. Duncan
Thomas M. Duncan
Chief Accounting Officer